Form 10-K405/A
period 1995-12-31
QUINTILES TRANSNATIONAL CORP
filed 1996-05-16
CIK 919623

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                        Commission file number 340-23520

                         QUINTILES TRANSNATIONAL CORP.
             (Exact name of registrant as specified in its charter)


           North Carolina                             56-1714315
      (State of incorporation)           (I.R.S. Employer Identification Number)

  4709 Creekstone Drive, Suite 300
       Durham, North Carolina                         27703-8411
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (919) 941-2000

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                  -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     The aggregate market value of the registrant's Common Stock at February 26, 1996 held by those persons deemed by the registrant to be non-affiliates was approximately $979,565,952.

     As of February 26, 1996, there were 21,713,736 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                  Where Incorporated
- --------                                                                                  ------------------
1.       Annual Report to Shareholders for the year ended December 31, 1995                     Part II

2.       Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996       Part III

ITEM 1. BUSINESS

GENERAL

     The Company is a leading CRO providing a broad range of integrated product development services on a global basis for the pharmaceutical and biotechnology industries. The Company's professional services include clinical trials management, data management, biostatistical analysis, centralized clinical laboratory services, pre-clinical and Phase I testing, study design, formulation and packaging of clinical trial drugs, and strategic, regulatory and health economics consulting.

     The Company, founded in 1982, has grown primarily through internal expansion supplemented by strategic acquisitions.

     In March 1995, Quintiles Scotland Limited ("Quintiles Scotland"), a wholly-owned subsidiary of the Company, acquired assets of a drug development facility in Edinburgh, Scotland, from Syntex Pharmaceuticals Limited ("Syntex"), a member of the Roche group based in Basel, Switzerland. The assets acquired consist primarily of a modern 300,000 square foot building and related equipment previously used by Syntex as an internal service center to support its drug development activities. Quintiles Scotland made a purchase commitment valued at approximately $20 million with payment due in December 1999. Quintiles Scotland agreed to employ up to 200 existing Syntex employees through 1999. Syntex agreed to pay Quintiles Scotland approximately $5 million as a facility commitment fee and to cover certain transition costs, as well as approximately $13 million per year for three years in return for services to be provided by Quintiles Scotland. Also, Quintiles Scotland entered into a long-term ground lease obligation at market rates. This transaction and the related agreements complement the Company's growth strategy for providing comprehensive worldwide drug development services. Specifically, this facility will allow the Company to formulate and package clinical trial drugs for blinded studies, expand clinical research and data management services in Europe, provide additional pre-clinical drug development facilities and build a European clinical diagnostic laboratory over the long term.

     In May 1995, a newly-formed, wholly-owned subsidiary of the Company acquired San Diego Clinical Research Associates ("SDCRA"), a clinical research company specializing in infectious and respiratory diseases in a transaction valued at approximately $2.4 million. The Company acquired SDCRA through a share exchange. SDCRA, located in Carlsbad, California, maintains a database of independent clinical research associates who monitor clinical trials in all therapeutic areas on a contract basis throughout the United States. This acquisition enhanced the Company's ability to provide comprehensive services to clients worldwide.

     In May 1995, a wholly-owned French subsidiary of the Company acquired Benefit International S.A. ("Benefit"), a research organization specializing in pharmacoeconomic and quality-of-life evaluations, for approximately 565,994 shares of the Company's Common Stock and approximately $4.3 million in cash. Benefit employed 75 professionals which provided the Company with international experience in pharmacoeconomics and health care management that will complement the Company's existing global resources in clinical research and development.

     In September 1995, the Company acquired all of the stock of G.D.R.U. Limited ("GDRU"), a Phase I clinical trials facility in London, for a purchase price of approximately $9.5 million in cash. This acquisition enhanced the Company's ability to provide a full range of Phase I services.

     In October 1995, the Company closed its second public offering and sold 1,009,980 shares of its Common Stock at $59 per share to a group of underwriters led by Morgan Stanley & Co. Incorporated and Goldman Sachs & Co. Incorporated.

     Also in October 1995, the Company's Board of Directors authorized a two-for-one split of the Company's Common Stock, which was effected in November in the form of a 100% stock dividend.

     In February 1996, the Company acquired all of the stock of PMC Contract Research AB ("PMC"), a contract research organization located in Uppsala, Sweden, for approximately 273,000 shares of the Company's Common Stock. Additionally, approximately $1.3 million in cash was paid to a dissenting PMC shareholder. This acquisition will expand the Company's ability to provide drug development services in Scandinavia and position the Company for further growth in that region.

     The Company added 16 offices in 1995 and has added two offices so far in 1996. The Company intends for these offices to expand the Company's geographic presence and accommodate past and future growth. The new offices are in Milan, Italy; Weil am Rhein, Germany; Osaka, Japan; Bethesda, Maryland; Edinburgh, Scotland; Gennevilliers, France; Leiden, The Netherlands; Montreal, Canada; Singapore; Copenhagen, Denmark; Buenos Aires, Argentina; London, England; Strasbourg, France; and Uppsala, Sweden. The remaining four offices added through the Company's 1995 acquisitions were combined into the Company's existing offices.

CRO INDUSTRY OVERVIEW

     The CRO industry provides independent product development services for the pharmaceutical and biotechnology industries, offering pre-clinical and clinical services as well as post-marketing research. Generally, CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. CROs manage clinical trials, provide scientific evaluations and analyze the results according to good clinical and laboratory practices as required by the applicable regulatory authorities. The CRO industry consists of several hundred small, limited-service providers, several medium-sized CROs and a few full-service CROs with global operations.

TRENDS AFFECTING THE CRO INDUSTRY

     In recent years, the global pharmaceutical and biotechnology industries have outsourced significant drug development services to the CRO industry. The Company believes that a number of factors will cause outsourcing to continue and increase, including the following: (i) drug companies have responded to margin pressures by focusing on more efficient ways of conducting business, including using specialized therapeutic, data management and regulatory expertise which certain CROs have to offer and shifting internal fixed costs to variable costs by outsourcing, including on a preferred provider basis, and including increasingly large and complex Phase III and IV studies generally undertaken only by larger CROs; (ii) drug companies seek to maximize profitability by pursuing concurrent regulatory approvals worldwide by outsourcing to global CROs; (iii) many pharmaceutical companies are seeking to obtain cost reduction synergies through consolidation with other firms, often including increased outsourcing to CROs; (iv) increasingly stringent regulatory requirements worldwide, together with recent efforts to develop global harmonized regulatory standards, escalate the demands on data collection and analysis and prompt outsourcing to CROs with global data management expertise;
(v) pharmaceutical companies are under increasing pressure to develop a pipeline of new products, many of which (especially those for chronic disorders) require complex clinical trials; and (vi) biotechnology companies will continue to depend on outside sources for drug development as an alternative to building infrastructure.

     The Company follows a focused strategy to capitalize on these favorable market trends. The foundation of this strategy rests on four basic principles:
(i) extending the Company's leadership position in information technology to provide state-of-the-art drug development services on a worldwide basis; (ii) expanding the Company's geographic presence to support the worldwide needs of the pharmaceutical and biotechnology industries; (iii) offering a full range of drug development services to support the outsourcing needs of the pharmaceutical and biotechnology industries; and (iv) offering specialized services in all major therapeutic areas in order to facilitate an expedited drug development process.

SERVICES

     The Company provides a full range of pre-clinical and clinical research and development services to the pharmaceutical and biotechnology industries. The Company provides clinical trials management, data management, biostatistical analysis, centralized clinical trial laboratory services, pre-clinical and Phase I testing, study design, formulation and packaging of clinical trial drugs for blinded studies, strategic, regulatory and health economics consulting services and regulatory affairs services including product registrations with regulatory authorities for its clients. The major categories of services offered by the Company are as follows:

Clinical Trials Services

     The Company offers comprehensive clinical trials services, a critical element in obtaining regulatory approval for drugs. The Company has specialized business units and extensive experience in the therapeutic areas of central nervous system and oncology. The Company also has significant clinical trials experience in the therapeutic areas of cardiopulmonary diseases, hematology, immunology, endocrinology, dermatology, gastroenterology, reproduction and fertility, respiratory illness, rheumatology and infectious diseases, including AIDS. The Company is experienced in monitoring large trials involving several thousand patients at several hundred sites and in multinational trials conducted simultaneously in the United States, Europe and the Asia-Pacific region.

     The Company can manage every aspect of clinical trials in Phases I through IV, including protocol development, case report from ("CRF") design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, patient enrollment, development of training videos and manuals for investigators and training of sponsor staff, and uses innovative technology to increase monitoring efficiency of each investigational site. Most of the Company's projects involve Phase II, III or IV clinical trials, which generally are significantly larger and more complex than Phase I trials. Previously, the Company's involvement in Phase I clinical trials primarily consisted of study design and data management, and the Company generally subcontracted with third parties for the facilities to conduct Phase I trials. The acquisitions of GDRU and PMC, however, provided the Company with access to facilities for directly conducting Phase I trials.

     The Company provides its clients with one or more of the following core clinical trials services:

     Study Design. The Company assists in preparing the study protocol and CRFs and in investigator recruiting. The protocol defines the study's medical issues to be examined, the number of patients required to produce statistically valid results, the period of time over which they must be tracked, the frequency and dosage of drug administration, and the study procedures. The study's success often depends on the protocol's ability to predict correctly the requirements of the applicable regulatory authorities. Once the study protocol has been finalized, CRFs for recording the desired information must be developed.

     Investigator Recruitment. During the clinical trials, the drug is administered to patients by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as sites. The Company solicits investigators' participation in the study. The investigators contract directly with the sponsor or the CRO. The successful identification and recruitment of investigators with the appropriate expertise and an adequate base of patients to call upon who satisfy the requirements of the study protocol are important to the success of the trial.

     Study Monitoring. The Company provides study monitoring services which include investigational site initiation, patient enrollment assistance, and data collection through subsequent site visits. These visits also serve to assure the quality of the data, which is gathered according to Good Clinical Practice, as well as meeting the sponsor's and regulatory agency's requirements as specified in the study protocol.

     In addition to the Company's core clinical trials management services, the Company provides its clients with the following specialized services:

     Treatment INDs. A treatment IND ("TIND") is an application by a pharmaceutical sponsor and the associated procedure that allows patients with a serious or immediately life-threatening disease, such as AIDS or Alzheimer's disease, for which no comparable or satisfactory therapy is available, to receive treatment with an investigational new drug. This treatment is provided during the clinical trial phase of development, but outside the controlled clinical trial. For promising new drugs, the TIND has the advantage of getting the treatment into an expanded patient base early, as well as allowing earlier publicity about the potential success of the drug. Since the drug is made available as early as Phase II to patients outside of clinical trials, TINDs have the commercial potential of getting the most successful drugs approved for marketing earlier than controlled clinical trials. When monitoring a clinical trial for a TIND, the Company provides intensive electronic data monitoring to enable frequent evaluation of new or low incidence side effects as well as to satisfy the extensive reporting requirements of the United States Food and Drug Administration ("FDA").

     Information and Adverse Events Reporting. Through its 24-hour Clinical Information Center ("CIC"), the Company provides global medical surveillance services for large scale Phase II and III studies, TINDs, post-marketing surveillance, compassionate use and other expanded access programs. These services include standard collection, coding, evaluation, and customized reporting, as well as multi-lingual adverse event collection from multiple countries via network-based computers. The Company has developed a proprietary system, QCASE(TM), for electronic capture, processing and tracking of serious adverse events. These serious adverse events can be reported with medical documentation to the sponsor within 24-hours of receipt to meet FDA reporting requirements. Other worldwide regulatory agencies also receive adverse event reporting in a timely manner. In the case of time-critical adverse events, the CIC and the

     Company's global, computerized, adverse event capability enable reporting efficiencies for trials conducted in multiple countries concurrently.

     Centralized Clinical Trial Laboratory. In addition to providing comprehensive safety and efficacy testing for clinical trials, the Company's centralized clinical trial laboratory provides site-specific study materials, customized lab report design and specimen archival and management on behalf of a study sponsor. The centralized laboratory features a 48-hour turnaround time for laboratory results and is capable of providing direct electronic integration of laboratory data into safety and efficacy reports for New Drug Application ("NDA") submissions, as well as customized transfer of laboratory data directly to the sponsor's database in preparation for an electronic regulatory filing. The Company has developed two proprietary software systems, QNET(TM) and QLIMS(TM), which allow electronic monitoring and management of the laboratory testing process.

     Formulation, Manufacturing and Packaging Services. The Company also offers services to formulate a pharmaceutical product in a form appropriate to deliver to humans for clinical trials and subsequent marketing. The Company's support services for clinical trials also include the manufacture of clinical trial supplies and the appropriate packaging of drugs for double blinded studies. The Company has the ability to formulate and package drugs for studies in Europe, the United States, and other markets.

Clinical Data Management and Biostatistical Services

     The Company has extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support NDA submissions and databases in strict accordance with FDA and European specifications. The Company's data management professionals assist in the development of study protocols and CRFs as well as training materials for investigators. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs and laboratory reports. Data are collected by specially trained monitors who may employ any one of a variety of data collection techniques. The Company has developed proprietary software to streamline drug development processes, including QAMS(TM), a computerized clinical trial administrative management system, QDATA(TM), a network-based data management system, QTONE(TM), a remote telephone data entry system, QFAX(TM), an electronic facsimile system for rapid review and management of clinical study data and QCANDA(TM), a system for electronic submission and review of NDA data. The Company also has developed a proprietary imaging technology process, QSTAR(TM), which eliminates time and minimizes potential errors in data management by electronically routing and tracking optically scanned case report forms. The Company filed and has pending an application for a United States patent for QSTAR(TM).

Health Economics

     The Company's health economics services enable regulators, health care providers and third parties to assess the pricing and cost effectiveness of new medical therapies. The Company provides empirical economic data and demonstration of cost effectiveness in development programs. The Company's economists document critical economic advantages of the new drug design and execute an integrated research program to support both regulatory approval and post-approval pricing, marketing and reimbursement strategy. The Company's health economics professionals also gather cost-benefit, quality-of-life, and other pharmacoeconomic data electronically via the Company's wide area network computer system and draw upon the Company's country-specific regulatory experience to combine clinical and economic studies in a single design. The Company significantly expanded its health economics capabilities in May 1995 by acquiring Benefit.

Pre-Clinical Research

     The Company provides a wide array of pre-clinical and toxicology services designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products. Clients use the pre-clinical test results and the Company's interpretative analysis of such results in connection with the continued development of products or compounds, and submit such results to domestic and foreign governmental agencies as part of their efforts to obtain marketing approval of such substances. The Company offers a wide range of testing and consulting services, including developmental and reproductive toxicology, genetic toxicology, neurotoxicology, carcinogenicity testing, pharmacology, analytical chemistry, pathology, metabolism and pharmacokinetics.

Medical and Regulatory Affairs Services

     The Company provides comprehensive medical and regulatory product registration services for pharmaceutical and biotechnology clients in North America, Europe and Australia. The Company's medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services include regulatory strategy design, document preparation, consultation, and liaison with various regulatory agencies, including the FDA and the European Committee for Proprietary Medicinal Products. The Company's regulatory affairs professionals help to define the steps necessary to obtain registration in the most expeditious manner.

CLIENTS AND MARKETING

     The Company provides its research and development services on a global basis to the pharmaceutical and biotechnology industries. For the year ended December 31, 1995, approximately 52% of the Company's net revenue was attributed to North American operations, 44% to European operations and four percent to Asia-Pacific operations. During 1995 by net revenue, the Company's business was approximately 79% clinical services and 21% pre-clinical, laboratory services and formulation and packaging. For the year ended December 31, 1995, approximately 83% of the Company's net revenue was derived from pharmaceutical companies, 11% from biotechnology clients and six percent from other clients.

     In 1995, two clients, Hoffman-La Roche Ltd and Procter & Gamble Pharmaceuticals, Inc., each accounted for approximately 15% of the Company's consolidated net revenue. Concentrations of business in the CRO industry are not uncommon and are increasing as large pharmaceutical companies are outsourcing larger clinical trial projects to fewer full-service CROs. The Company is likely to experience such concentration in future years.

     The Company's marketing activities are conducted by business development personnel in each of the Company's United States locations as well as the Company's locations in the United Kingdom, Belgium, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, Argentina, Denmark, Australia, Spain, Sweden and Singapore. Most of the Company's business development personnel have technical or scientific backgrounds and many are physicians, pharmacologists, statisticians and regulatory affairs professionals. The Company coordinates its worldwide marketing efforts through a computerized system that is integrated into most of the Company's locations.

COMPETITION

     The CRO industry consists of several hundred small, limited-service providers, several medium-sized CROs, and a few full-service global drug development companies. The Company believes that it is the second-largest CRO. The CRO industry is consolidating and, in recent years, several large, full-service competitors have emerged. This trend of industry consolidation may result in greater competition among the larger CROs for clients and acquisition candidates. The Company's primary competitors include Corning Lab Services, Inc., a subsidiary of Corning, Inc., Applied Bioscience International, Inc., Parexel International Corporation and ClinTrials Research Inc. Additionally, the Company competes against other CROs and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals.

     Competitive factors include previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability, and price. The Company believes that the abilities to adopt and adapt to changing technologies in information management, to manage large-scale clinical trials at multiple sites and to seek multiple concurrent foreign approvals will distinguish leading CROs from the rest of the CRO industry. The Company believes that it competes favorably in these areas.

CONTRACTUAL ARRANGEMENTS

     Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Generally, for multi-year contracts involving clinical trials, a portion of the contract fee is paid at the time the trial is initiated with performance-based installments payable over the contract duration. Most of the Company's contracts are terminable upon 15-90 days' notice by the client. Although the contracts typically permit payment of certain fees for winding down the study and, in some cases, a termination fee, the loss of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego a particular study or insufficient patient enrollment or investigator recruitment.

BACKLOG

     The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

     The Company reports backlog based on anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. Net revenue is defined as professional fee income less reimbursed costs, which are principally investigator fees and travel. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 1995, backlog was approximately $239 million, as compared to approximately $156 million at December 31, 1994.

POTENTIAL LIABILITY AND INSURANCE

     The Company attempts to manage its liability risk through contractual indemnification provisions with clients and investigators hired by the Company on behalf of its clients and through insurance. The contractual indemnifications generally do not protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance which covers worldwide territories in which the Company currently does business and includes drug safety issues as well as data processing errors and omissions. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations.

     The Company believes that its liability risk in clinical trials is further reduced by the role of institutional review boards ("IRBs") and various regulatory requirements which include the need to obtain each patient's informed consent to participate in the study. The FDA requires each human clinical trial to be reviewed and approved by an IRB at each study site. An IRB is an independent committee which approves the initiation of clinical trials and reviews biomedical research involving human subjects. After a clinical trial begins, an IRB monitors the protocol and the measures designed to protect the patients. In Europe, this function is addressed by ethics committees.

GOVERNMENT REGULATION

     The pre-clinical and clinical testing services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of the testing process. Standards for conducting pre-clinical and laboratory testing are embodied in Good Laboratory Practice regulations ("GLP"). GLP has been adopted by the Department of Health in the United Kingdom, the FDA in the United Sates and similar regulatory authorities in other parts of the world. GLP stipulates requirements for facilities, equipment and professional staff. The regulations require standardized procedures for studies, for recording and reporting data and for retaining appropriate records.

     The Company has established quality assurance controls at its pre-clinical facilities which monitor ongoing compliance with GLP regulations by auditing test data and conducting regular inspections of testing procedures. The relevant functions at the Company's pre-clinical facilities have passed GLP compliance inspections. The clinical laboratory in the United States has received accreditation by the College of American Pathologists. This accreditation is the industry standard for clinical laboratories in the United States, since the FDA has not yet adopted GLP in this area.

     The industry standard for conducting clinical research and development studies is embodied in regulations and guidelines called Good Clinical Practices ("GCP"). Although the FDA has not formally adopted a single GCP guideline, certain provisions of GCP have been included in FDA regulations. As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations include (i) complying with FDA regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) monitoring the validity and accuracy of data; (v) verifying drug or device accountability; and (vi) instructing investigators to maintain records and reports. The Company must also maintain reports for each study for specified periods for inspection by the study sponsor and the FDA during audits. Non-compliance with GCP can result in the disqualification of data collected during the clinical trial.

     The Company's facility in Edinburgh, Scotland manufactures clinical trial supplies and thus is subject to standards of Good Manufacturing Practice regulations ("GMP"). The GMP function of the facility is inspected biennially by the Medicines Control Agency in the United Kingdom.

     The Company's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region where they will be used. Within Europe, all work is carried out in accordance with the European Community Note For Guidance, "Good Clinical Practice for Trials on Medicinal Products in the European Community." In addition, FDA regulations and guidelines serve as a basis for the Company's North American standard operating procedures. Both the Company's Australian and Japanese offices have developed standard operating procedures in accordance with their local requirements and in harmony with the Company's North American and European operations. From a transnational perspective, the Company has implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

EMPLOYEES

     At December 31, 1995, the Company had approximately 2,000 employees.

EXECUTIVE OFFICERS

The following table provides information on the executive officers of the Company. There are no family relationships between any of the executive officers or directors of the Company.




Name                           Age  Position with the Company
- ----                           ---  -------------------------
Dennis B. Gillings, Ph.D.      51   Chairman of the Board of Directors and
                                    Chief Executive Officer

Santo J. Costa                 50   President, Chief Operating Officer and Director

Rachel R. Selisker             40   Chief Financial Officer, Vice President Finance and
                                    Treasurer and Director

Sara B. Creagh                 44   Executive Vice President and Director

William A. Sollecito, Dr.P.H.  49   President, Quintiles Americas and Director

Ludo J. Reynders, Ph.D.        42   President, Quintiles Europe, Managing Director,
                                    Quintiles (UK) Ltd., and Director

Gregory D. Porter              39   Vice President, General Counsel and Secretary



     Dennis B. Gillings, Ph.D. founded the Company in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. From 1972-1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings recently has been appointed as Trustee to the National Institute of Statistical Sciences and currently serves on the Board of Trustees of the University of North Carolina School of Public Health Fund. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

     Santo J. Costa became President and Chief Operating Officer of the Company on April 1, 1994 and has been a director since April 1994. From July 1, 1993 to March 31, 1994, Mr. Costa directed the affairs of his own consulting firm, Santo J. Costa & Associates, which focused on pharmaceutical and biotechnology companies. Prior to June 30, 1993, Mr. Costa served seven years at Glaxo, Inc., a pharmaceutical company, as Senior Vice President Administration and General Counsel and a member of the Board of Directors. Mr. Costa received a J.D. degree from St. John's University.

     Rachel R. Selisker, a certified public accountant, serves as Chief Financial Officer, Vice President Finance and Treasurer for the Company and has been the Company's principal financial officer since 1987. She has served as a director since November 1995. From 1981-1987, Ms. Selisker was with the accounting firm of Oppenheim, Appel, Dixon & Co. in Raleigh, North Carolina.

     Sara B. Creagh has served as Executive Vice President of the Company since 1991 and as a director since November 1995. Ms. Creagh has been associated with the Company since 1984 and is responsible for corporate communications, public relations, transnational committee coordination, marketing and human resource management. Ms. Creagh received an M.A. in Organizational Communication from Louisiana State University.

     William A. Sollecito, Dr.P.H. serves as President of Quintiles Americas and has served as President of Quintiles, Inc. and Quintiles Pacific, Inc., since 1993. Dr. Sollecito has served as a director of the Company since January 1, 1995. Dr. Sollecito has been associated with the Company since 1982. Prior to that time, he was a principal investigator and research associate in the Department of Biostatistics at the University of North Carolina at Chapel Hill. Dr. Sollecito received an M.S. in Biostatistics from the University of Pittsburgh and a Dr.P.H. in Biostatistics from the University of North Carolina at Chapel Hill.

     Ludo J. Reynders, Ph.D. has served as President of Quintiles Europe since 1992 and has served as a director of the Company since January 1, 1995. Dr. Reynders has been associated with the Company since 1988. Prior to joining the Company, Dr. Reynders managed the biostatistics and data management department of the Bristol-Myers Co. Pharmaceutical Research and Development Division, located in Brussels, Belgium. Dr. Reynders received an M.S. and Ph.D. in Applied Sciences from the University of Louvain, Louvain, Belgium.

     Gregory D. Porter has served as Vice President, General Counsel and Secretary of the Company since September 1994. From 1982 to September 1994, Mr. Porter was in the private practice of law. From 1981 to 1982, Mr. Porter clerked with the Honorable William Matthew Byrne of the United States District Court for the Central District of California. Mr. Porter received his law degree from the University of North Carolina at Chapel Hill.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrisville, North Carolina, on the 15th day of May, 1996.


                                    QUINTILES TRANSNATIONAL CORP.


                                    By: /s/ Rachel R. Selisker
                                        ---------------------------------------
                                        Rachel R. Selisker
                                        Chief Financial Officer, Vice President
                                        Finance and Treasurer