Form 10-Q
period 1996-06-30
QUINTILES TRANSNATIONAL CORP
filed 1996-08-14
CIK 919623

                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1996
                                                 -------------

                        Commission file number 340-23520
                                               ---------


                        QUINTILES TRANSNATIONAL CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               North Carolina                             56-1714315
- ------------------------------------------     ---------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   4709 Creekstone Dr., Suite 300
              Durham, NC                                   27703-8411
- -------------------------------------------     --------------------------------
(Address of principal executive offices)                   (Zip Code)



                                 (919) 941-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X    Yes        No
                                            -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares of Common Stock, $.01 par value, outstanding as of August 1, 1996, was 21,793,072.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                     Index




                                                                                   Page
                                                                                   ----
Part I.       Financial Information

              Item 1.          Financial Statements (Unaudited)

                               Condensed consolidated balance sheets
                               June 30, 1996 and December 31, 1995                   3

                               Condensed consolidated statements of
                               income - Three months ended
                               June 30, 1996 and 1995; six months                    4
                               ended June 30, 1996 and 1995

                               Condensed consolidated statements of
                               cash flows - Six months ended
                               June 30, 1996 and 1995                                5

                               Notes to condensed consolidated financial
                               statements - June 30, 1996                            6

              Item 2.          Management's Discussion and Analysis of
                               Financial Condition and Results of Operations         9

Part II.      Other Information                                                     13

Signatures                                                                          15

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30              DECEMBER 31
                                                                 1996                   1995
                                                               --------               --------
                                                             (Unaudited)              (Note 1)
                                                             (In thousands, except share data)
 ASSETS
 Current assets:
    Cash and cash equivalents                                  $130,213               $ 69,146
    Accounts receivable and unbilled services                    89,598                 57,165
    Investments                                                  35,422                      -
    Other current assets                                          8,744                  5,170
                                                               --------               --------
 Total current assets                                           263,977                131,481

 Property and equipment                                          88,038                 74,381
 Less accumulated depreciation                                   23,203                 17,523
                                                               --------               --------
                                                                 64,835                 56,858
 Non-current assets:
    Investments                                                  10,710                      -
    Intangible and other assets                                  52,276                 32,951
                                                               --------               --------
 Total non-current assets                                        62,986                 32,951
                                                               --------               --------
 Total assets                                                  $391,798               $221,290
                                                               ========               ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued expenses                        26,494                 20,754
    Line of credit and current portion of debt                      546                    398
    Unearned income                                              25,791                 16,083
    Income taxes and other current liabilities                    7,667                      -
                                                               --------               --------
 Total current liabilities                                       60,498                 37,235

 Long-term liabilities:
    Long-term debt, less current portion                        140,355                    433
    Long-term obligation                                         19,827                19,514
    Deferred income taxes                                         2,687                  5,569
                                                               --------               --------
                                                                162,869                 25,516
                                                               --------               --------
 Total liabilities                                              223,367                 62,751

 Shareholders equity:
    Common Stock, par value $.01 per share -
      authorized 50,000,000 shares, issued and
      outstanding 21,791,878 and 21,387,150 shares at
      June 30, 1996 and December 31, 1995,
      respectively                                                  218                    214
    Additional paid-in capital and other
      shareholders' equity                                      129,616                128,989
    Retained earnings                                            38,597                 29,336
                                                               --------               --------
 Total shareholders' equity                                     168,431                158,539
                                                               --------               --------
 Total liabilities and shareholders' equity                    $391,798               $221,290
                                                               ========               ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                            THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                              1996              1995             1996                 1995
                                             -------           -------          --------           --------
                                             (In thousands, except per            (In thousands, except per
                                                    share data)                          share data)
 Professional fee income                     $81,426           $55,533          $147,309           $104,710
 Less reimbursed costs:
    Investigator payments                     12,731            11,143            19,981             27,154
    Travel and other                           5,539             5,786             9,556              9,296
                                             -------           -------          --------           --------
 Net revenue                                  63,156            38,604           117,772             68,260

 Costs and expenses:
    Direct costs                              28,939            18,144            54,931             32,229
    General and administrative expense        24,649            14,917            45,000             26,145
    Depreciation and amortization              2,859             1,887             5,507              3,281
                                             -------           -------          --------           --------
                                              56,447            34,948           105,438             61,655
                                             -------           -------          --------           --------
 Income from operations                        6,709             3,656            12,334              6,605
 Other income, net                               364               220             1,218                678
                                             -------           -------          --------           --------
 Income before income taxes                    7,073             3,876            13,552              7,283
 Income taxes                                  2,154             1,406             4,291              2,646
                                             -------           -------          --------           --------
 Net income                                  $ 4,919           $ 2,470          $  9,261           $  4,637
                                             =======           =======          ========           ========
 Net income per share                        $  0.22           $  0.13          $   0.42           $   0.24
                                             =======           =======          ========           ========



See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                          SIX MONTHS ENDED JUNE 30
                                                                    ----------------------------------
                                                                      1996                       1995
                                                                    --------                   --------
                                                                                (In thousands)
 OPERATING ACTIVITIES
 Net income                                                         $  9,261                   $  4,637
 Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                      5,507                      3,281
    Change in operating assets and liabilities                        (7,987)                    (4,289)
    Other operating activities                                          (579)                       125
                                                                    --------                   --------
 Net cash provided by operating activities                             6,202                      3,754

 INVESTING ACTIVITIES
 Proceeds from disposition of property and equipment                      34                         35
 Business merger, net of cash acquired                               (28,902)                    (4,447)
 Acquisition of property and equipment                               (11,741)                    (8,331)
 Purchase of investments                                             (46,132)                         -
                                                                    --------                   --------
 Net cash used in investing activities                               (86,741)                   (12,743)

 FINANCING ACTIVITIES
 Proceeds from borrowings and line of credit                         140,891                     10,258
 Principal payments on borrowings and line of credit                    (502)                   (10,346)
 Proceeds from issuance of common stock                                1,374                        453
 Stock issuance costs                                                    (78)                       (14)
                                                                    --------                   --------
 Net cash provided by financing activities                           141,685                        351

 Effect of foreign currency exchange rate changes on cash                (79)                       102
                                                                    --------                   --------
 Increase (Decrease) in cash and cash equivalents                     61,067                     (8,536)
 Cash and cash equivalents at beginning of period                     69,146                     39,353
                                                                    --------                   --------
 Cash and cash equivalents at end of period                         $130,213                   $ 30,817
                                                                    ========                   ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1996


1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in Quintiles Transnational Corp. and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

On February 15, 1996, the Company acquired PMC Contract Research AB ("PMC"), a clinical research company based in Uppsala, Sweden. The acquisition has been accounted for as a pooling-of-interests, and as such, all condensed consolidated financial data for periods subsequent to January 1, 1996 have been restated to include the results of the pooled company. Due to the fact that the financial data of the pooled company prior to January 1, 1996 would have no material impact on the condensed consolidated financial data previously reported by the Company, the condensed consolidated financial data presented for periods prior to January 1, 1996 have not been restated.

Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Weighted average shares outstanding for the three and six month periods ended June 30 were as follows:


                                       Weighted Average Shares Outstanding
                                          1996                     1995
                                          ----                     ----
 Three months ended June 30            22,290,196               19,505,628
 Six months ended June 30              22,288,154               19,292,658

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


2.    Significant Customer

One customer accounted for greater than 10% of consolidated net revenue for the three and six months ended June 30, 1996, as indicated below (in thousands):

                          Three months ended           Six months ended
                            June 30, 1996                June 30, 1996
                          ------------------           ----------------
       Customer A               $8,075                      17,338


3.    Acquisitions

On May 13, 1996, the Company acquired the operating assets of Lewin-VHI, Inc., a health care consulting company, for approximately $30 million in cash. The acquired company, now called The Lewin Group, Inc. ("Lewin"), entered into employment agreements with members of the former Lewin-VHI management group ("Lewin Management"). Also, the Company issued to the Lewin Management options to purchase approximately 207,157 shares of the Company's common stock.

The acquisition was accounted for using the purchase method, with the assets and liabilities of the acquired business recorded at their fair value at the acquisition date. The excess of total acquisition cost over the fair value of the net assets acquired was classified as goodwill and is being amortized on the straight line basis over 35 years. The results of operations of the acquired business are included in the accompanying condensed consolidated statements of income as of the date of acquisition.

The following table presents the unaudited pro forma impact of the May 9, 1995 acquisition of Benefit International, a French company, and subsidiaries, and the acquisition of Lewin, as if the acquisitions had been acquired at the beginning of 1996 and 1995 (in thousands, except per share data):

                                              Six months ended June 30
                                              1996               1995
                                              ----               ----
            Net revenue                     $125,000            $81,119
            Net income                         9,161              3,538
            Net income per share            $   0.41            $  0.18

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the above businesses had been acquired at the beginning of the years presented.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


4.    Convertible Note Placement

On May 23, 1996, the Company completed a private placement of $143.75 million of 4.25% Convertible Subordinated Notes (the "Notes") due May 31, 2000. The offering was increased from the original $125.0 million offering due to the exercise of an $18.75 million underwriters' over-allotment option. Net proceeds to the Company amounted to approximately $139.6 million. The Notes will be convertible into the Company's common stock, at the option of the holder, at a conversion price of $82.75 per share, subject to adjustment under certain circumstances, at any time after August 21, 1996. The Notes will be redeemable, at the option of the Company, beginning May 31, 1999. Interest is payable on the notes semi-annually on May 31 and November 30 each year, beginning November 30, 1996.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1996 and 1995

Professional fee income includes reimbursed costs which consist primarily of payments to investigators, travel and certain other expenses that are billed to clients at cost. Depending upon contract terms, investigator payments may be administered by the Company or alternatively, may be paid directly from the client to the investigators. Therefore, since reimbursed costs vary from contract to contract and are not meaningful for analyzing trends in revenue, they are included in professional fee income but excluded from net revenue. Consistent with industry practice, the Company considers net revenue its primary measure of revenue growth.

Net revenue increased 63.6% to $63.2 million for the second quarter of 1996, as compared to $38.6 million for the second quarter of 1995. This growth can be attributed to the increase in services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the first quarter of 1995 and the Company's four acquisitions since May 9, 1995 which contributed $8.8 million to the second quarter 1996 net revenue versus $1.1 million to the second quarter 1995 net revenue. Also, net revenue from the Company's European operations continue to grow, and this growth has been enhanced by the operations of the Company's drug development facilities in Edinburgh, Scotland and Strasbourg, France, which contributed $9.5 million to the second quarter 1996 net revenue versus $5.1 million to the second quarter 1995 net revenue.

Direct costs increased 59.5% to $28.9 million for the second quarter ended June 30, 1996 from $18.1 million for the second quarter ended June 30, 1995 as a result of the increase in net revenue. These costs include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts which are not included as reimbursed costs. Direct costs, as a percentage of net revenue, decreased to 45.8% for the second quarter of 1996 versus 47.0% for the second quarter of 1995.

General and administrative expense increased 65.2% to $24.6 million from $14.9 million for the quarters ended June 30, 1996 and 1995, respectively. This expense includes compensation and fringe benefits for administrative employees, non- billable travel, professional services, advertising, computer expenses and facility expenses. This increase is primarily the result of growth and expansion, the initiation of new marketing campaigns, the increased commitment to developing the Company's proprietary software systems and an increase in the costs associated with personnel, facility management and outside services brought on by the Company's growth. The general and administrative expense increased slightly, as a percentage of net revenue, to 39.0% for the second quarter of 1996 from 38.6% for the second quarter of 1995.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Depreciation and amortization increased to $2.9 million for the second quarter of 1996 from $1.9 million for the second quarter of 1995. Income from operations was 10.6% of net revenue for the second quarter of 1996 versus 9.5% for the second quarter of 1995.

Other income increased to $364,000 for the second quarter of 1996 as compared to $220,000 for the second quarter of 1995. This increase is primarily due to an increase of approximately $61,000 in net interest income and an increase in other income of approximately $80,000. Amortization of the bond issuance costs and interest relating to the private placement of the Notes of approximately $750,000 is included in determining net interest income.

Income taxes, as a percentage of income before income taxes, decreased to 30.5% for the second quarter of 1996 versus 36.3% for the second quarter of 1995. This decrease is primarily due to an increase in profits in locations with lower tax rates and a tax benefit of approximately $300,000 from tax advantaged investment instruments.

Net income increased 99.1% to $4.9 million for the second quarter of 1996 from $2.5 million for the second quarter of 1995. As a percentage of net revenue, net income increased to 7.8% of net revenue for the three months ended June 30, 1996 from 6.4% of net revenue for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 and 1995

Net revenue increased 72.5% to $117.8 million for the first six months of 1996, as compared to $68.3 million for the first six months of 1995. This growth can be attributed to the increase in services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the first six months of 1995 and the Company's four acquisitions since May 9, 1995 which contributed $13.7 million to the first six months of 1996 net revenue versus $1.1 million to the first six months of 1995 net revenue. The Company's drug development facilities in Edinburgh, Scotland and Strasbourg, France, which were purchased in March 1995 and January 1996, respectively, contributed $18.4 million to net revenue for the first six months of 1996 versus $6.6 million to the first six months of 1995.

Direct costs increased 70.4% to $54.9 million for the six months ended June 30, 1996 from $32.2 million for the six months ended June 30, 1995 as a result of the increase in net revenue. These costs include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts which are not included as reimbursed costs. Direct costs, as a percentage of net revenue, have decreased to 46.6% for the second quarter of 1996 versus 47.2% for the second quarter of 1995.

General and administrative expense increased 72.1% to $45.0 million from $26.1 million for the six months ended June 30, 1996 and 1995, respectively. This expense includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer expenses and facility expenses. This increase is primarily the result of growth and expansion, the initiation of new marketing campaigns, the increased commitment to developing the

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES




Company's proprietary software systems and an increase in the costs associated with personnel, facility management and outside services brought on by the Company's growth. The general and administrative expense decreased, as a percentage of net revenue, to 38.2% for the first six months of 1996 from 38.3% for the first six months of 1995.

Depreciation and amortization increased to $5.5 million for the first six months of 1996 from $3.3 million for the first six months of 1995. Income from operations was 10.5% of net revenue for the first six months of 1996 versus 9.7% for the first six months of 1995.

Other income increased to $1.2 million for the first six months of 1996 as compared to $678,000 for the first six months of 1995. This increase is primarily due to increases in net interest income and other income of approximately $536,000. Approximately $750,000 of interest expense and amortization of bond issuance costs relating to the private placement of the Notes is included in determining net interest income.

Income taxes, as a percentage of income before income taxes, decreased to 31.7% for the first six months of 1996 versus 36.3% for the first six months of 1995. This decrease is primarily due to an increase in profits in locations with lower tax rates and a tax benefit of approximately $350,000 from tax advantaged investment instruments.

Net income increased 99.7% to $9.3 million for the first six months of 1996 from $4.6 million for the first six months of 1995. As a percentage of net revenue, net income increased to 7.9% of net revenue for the six months ended June 30, 1996 from 6.8% of net revenue for the six months ended June 30, 1995.

Liquidity and Capital Resources

Cash flows from operations were $6.2 million for the six months ended June 30, 1996 versus $3.8 million for the comparable period of 1995. Investing activities, for the six months ended June 30, 1996, consisted primarily of capital asset purchases, investment purchases and the acquisition of Lewin. These investing activities required an outlay of cash of $86.7 million for the first six months of 1996 compared to an outlay of $12.7 million for investing activities during the same period in 1995.

As of June 30, 1996, total working capital was $203.5 million versus $94.2 million as of December 31, 1995. Net receivables from clients (accounts receivable and unbilled services net of unearned income) increased to $63.8 million at June 30, 1996 as compared to $41.1 million at the end of 1995.

During 1995, the Company acquired a drug development facility in Edinburgh, Scotland. Related to this acquisition, the Company entered into a purchase commitment valued at approximately $20.0 million with payment due in December 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES




On May 23, 1996, the Company completed a private placement of $143.75 million of 4.25% Convertible Subordinated Notes due May 31, 2000. Net proceeds to the Company amounted to approximately $139.6 million.

The Company has a $15.0 million unsecured line of credit with a U.S. bank and an $8.0 million unsecured line of credit with a U.K. bank. At June 30, 1996, the Company had $22.8 million in available credit under these line of credit agreements.

The Company's primary cash needs on both a short-term and long-term basis are for expansion of services, possible future acquisitions, working capital, capital expenditures, geographic expansion, and other general corporate purposes. Pending such uses, the Company is investing its excess cash balances in investment grade, interest-bearing securities.

Based on its current operating plan, the Company believes that its available cash and cash equivalents as of June 30, 1996, together with cash flow from operations and borrowings under its line of credit agreements, will be sufficient to meet its foreseeable cash needs, in connection with its current operations.

Currently, the Company is evaluating a number of acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing to facilitate possible acquisitions or expansion.

Recent Events

On July 31, 1996, the Company announced the signing of a non-binding letter of intent to acquire BRI International, Inc. ("BRI"), a global contract research organization based in Arlington, VA. The letter of intent contemplates an exchange of 100% of BRI stock for 1.9 million shares of the Company's common stock. The intention is to complete the deal as a pooling-of-interests. The proposed agreement is subject to negotiation and execution of a definitive agreement and other approvals. There can be no assurance that this acquisition will be completed or will be completed on the terms announced.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



PART II.   Other Information

Item 1.    Legal Proceedings -- Not applicable

Item 2.    Changes in Securities -- Not applicable

Item 3.    Defaults upon Senior Securities -- Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) On April 24, 1996, the Company held its Annual Meeting of Shareholders during which the shareholders:

                          (1) Elected four nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 1999. The votes cast were as follows:

                                                                                                 Broker
                                                                  For            Withhold       Non-vote
                                                                  ---            --------       --------
                          John G. Fryer, Ph.D.                 16,224,431          52,143           0
                          William A. Sollecito, Dr. P.H.       16,226,831          49,743           0
                          Sara B. Creagh                       16,226,831          49,743           0
                          Rachel R. Selisker                   16,226,831          49,743           0

                          (2) Elected one nominee to serve as a Class III director with a term continuing until the Annual Meeting of Shareholders in 1997. The votes cast were as follows:

                                                                                                 Broker
                                                                    For          Withhold       Non-vote
                                                                    ---          --------       --------
                          Eric J. Souetre, M.D., Ph.D.         16,226,831          49,743           0


                          (3) Ratified the appointment of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1996. The votes cast were as follows:

                                                                                               Broker
                          Ratification of              For        Against       Abstain       Non-vote
                                                       ---        -------       -------       --------
                          Ernst & Young LLP       16,212,599       10,625        53,350          0

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES




Item 5.    Other Information -- Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)            Exhibits


           Exhibit                     Description
           -------                     -----------
             4.01              Indenture, dated as of May 17, 1996,
                               between the Company and Marine
                               Midland Bank, as Trustee, with
                               respect to the Company's 4.25%
                               Convertible Subordinated Notes due
                               May 31, 2000.

             4.02              Form of the Company's 4.25% Convertible
                               Subordinated Notes due May 31, 2000,
                               as included in the Indenture, filed
                               herewith as Exhibit 4.01.

             4.03              Registration Rights Agreement, dated
                               as of May 17, 1996, by and among the
                               Company, Goldman Sachs International
                               and Smith Barney, Inc.

             27                Financial Data Schedule (for SEC use only)


            (b) The Company filed one report on Form 8-K, dated April 23, 1996, during the three months ended June 30, 1996. The Company reported the signing of a definitive agreement to purchase the operating assets of the health care consulting firm, Lewin-VHI, Inc., from Value Health, Inc. The Company also filed the Financial Statements of Lewin-VHI, Inc. as of December 31, 1995 and Report of Independent Auditors. The Company also filed the Unaudited Pro Forma Combined Condensed Financial Data for the Registrant as of December 31, 1995 reflecting the acquisitions of Benefit International and its subsidiaries, G.D.R.U. Limited and Lewin-VHI, Inc. Additionally, the Company reported the commencement of a private placement of its convertible, subordinated notes. No other reports on Form 8-K have been filed since that date.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Quintiles Transnational Corp.
                                      -----------------------------------
                                                  Registrant



Date August 14, 1996                       /s/  Dennis B. Gillings
     --------------------------       ------------------------------------
                                                Dennis B. Gillings,
                                              Chief Executive Officer



Date August 14, 1996                       /s/   Rachel R. Selisker
     ---------------------------      ------------------------------------
                                                 Rachel R. Selisker,
                                               Chief Financial Officer

                                 EXHIBIT INDEX



      Exhibit                      Description                              Page
      -------                      -----------                              ----
        4.01     Indenture, dated as of May 17, 1996, between the Company
                 and Marine Midland Bank, as Trustee, with respect to the
                 Company's 4.25% Convertible Subordinated Notes due May 31,
                 2000.

        4.02     Form of the Company's 4.25% Convertible Subordinated
                 Notes due May 31, 2000, as included in the Indenture, filed herewith as Exhibit 4.01.

        4.03 Registration Rights Agreement, dated as of May 17, 1996, by and among the Company, Goldman Sachs International and Smith Barney, Inc.

        27       Financial Data Schedule (for SEC use only)

