Form 10-Q
period 1996-09-30
QUINTILES TRANSNATIONAL CORP
filed 1996-11-14
CIK 919623

                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996

                        Commission file number 340-23520


                         QUINTILES TRANSNATIONAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               North Carolina                           56-1714315
----------------------------------------     ---------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

   4709 Creekstone Dr., Suite 300
              Durham, NC                                27703-8411
----------------------------------------     ---------------------------------
(Address of principal executive offices)                (Zip Code)


                                (919) 941-2000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of November 1, 1996, was 21,874,234.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                     Index




                                                                                     Page
                                                                                     ----
Part I.          Financial Information

                 Item 1.  Financial Statements (Unaudited)

                          Condensed consolidated balance sheets -
                          September 30, 1996 and December 31, 1995                      3

                          Condensed consolidated statements of
                          income - Three months ended
                          September 30, 1996 and 1995; nine months
                          ended September 30, 1996 and 1995                             4

                          Condensed consolidated statements of
                          cash flows - Nine months ended
                          September 30, 1996 and 1995                                   5

                          Notes to condensed consolidated financial
                          statements - September 30, 1996                               6

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                 9

Part II.         Other Information                                                     14


Signatures                                                                             16

Exhibit Index                                                                          17

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30                    DECEMBER 31
                                                                 1996                            1995
                                                             ------------                    -----------
                                                             (Unaudited)                       (Note 1)
                                                                  (In thousands, except share data)
 ASSETS
 Current assets:
    Cash and cash equivalents                                  $ 60,289                        $ 69,146
    Accounts receivable and unbilled services                    95,810                          57,165
    Investments                                                  59,986                               -
    Other current assets                                          7,324                           5,170
                                                               --------                        --------
 Total current assets                                           223,409                         131,481

 Property and equipment                                          95,318                          74,381
 Less accumulated depreciation                                   25,948                          17,523
                                                               --------                        --------
                                                                 69,370                          56,858

 Non-current assets:
    Investments                                                  55,205                               -
    Intangible and other assets                                  52,133                          32,951
                                                               --------                        --------
 Total non-current assets                                       107,338                          32,951
                                                               --------                        --------

 Total assets                                                  $400,117                        $221,290
                                                               ========                        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued expenses                        29,101                          20,754
    Line of credit and current portion of debt                    1,722                             398
    Unearned income                                              23,971                          16,083
    Income taxes and other current liabilities                    8,126                               -
                                                               --------                        --------
 Total current liabilities                                       62,920                          37,235

 Long-term liabilities:
    Long-term debt, less current portion                        140,634                             433
    Long-term obligation                                         19,543                          19,514
    Deferred income taxes                                         2,628                           5,569
                                                               --------                        --------
                                                                162,805                          25,516
                                                               --------                        --------
 Total liabilities                                              225,725                          62,751

 Shareholders' equity:
    Common Stock, par value $.01 per share -
      authorized 50,000,000 shares, issued and
      outstanding 21,828,299 and 21,387,150 shares at
      September 30, 1996 and December 31, 1995,
      respectively                                                  218                             214
    Additional paid-in capital and other
      shareholders' equity                                      130,196                         128,989
    Retained earnings                                            43,978                          29,336
                                                               --------                        --------
 Total shareholders' equity                                     174,392                         158,539
                                                               --------                        --------
 Total liabilities and shareholders' equity                    $400,117                        $221,290
                                                               ========                        ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1996                      SEPTEMBER 30, 1996
                                           -----------------------------          -------------------------------
                                              1996               1995                1996                  1995
                                           ----------          ---------          ----------            ----------
                                       (In thousands, except per share data)    (In thousands, except per share data)
 Professional fee income                     $87,402             $59,577            $234,711           $164,287
 Less reimbursed costs:
    Investigator payments                     11,879              11,423              31,860             38,577
    Travel and other                           7,053               6,014              16,609             15,310
                                             --------            -------            --------           --------
 Net revenue                                  68,470              42,140             186,242            110,400


 Costs and expenses:
    Direct costs                              33,061              19,444              87,992             51,673
    General and administrative expense        24,645              16,641              69,645             42,786
    Depreciation and amortization              3,287               1,972               8,794              5,253
                                             --------            -------            --------           --------
                                              60,993              38,057             166,431             99,712
                                             --------            -------            --------           --------
 Income from operations                        7,477               4,083              19,811             10,688

 Other income, net                               348                 213               1,566                891
                                             --------            -------            --------           --------
 Income before income taxes                    7,825               4,296              21,377             11,579
 Income taxes                                  2,444               1,460               6,735              4,106
                                             --------            -------            --------           --------

 Net income                                  $ 5,381             $ 2,836            $ 14,642           $  7,473
                                             =======             =======            ========           ========


 Net income per share                        $  0.24             $  0.14            $   0.66           $   0.39
                                             =======             =======            ========           ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                   ------------------------------------
                                                                      1996                       1995
                                                                   ---------                   --------
                                                                                (In thousands)
 OPERATING ACTIVITIES
 Net income                                                        $  14,642                   $  7,473
 Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                      8,794                      5,253
    Change in operating assets and liabilities                       (14,099)                   (13,808)
    Other operating activities                                          (609)                      (110)
                                                                   ---------                   --------
 Net cash provided (used) by operating activities                      8,728                     (1,192)

 INVESTING ACTIVITIES
 Proceeds from disposition of property and equipment                      88                         52
 Acquisition of businesses, net of cash acquired                     (29,302)                   (13,977)
 Acquisition of property and equipment                               (18,905)                   (13,081)
 Purchase of investments                                            (112,119)                         -
                                                                   ---------                   --------
 Net cash used in investing activities                              (160,238)                   (27,006)

 FINANCING ACTIVITIES
 Proceeds from borrowings and line of credit                         141,395                     15,651
 Principal payments on borrowings and line of credit                    (452)                   (13,942)
 Proceeds from issuance of common stock                                1,857                        555
 Stock issuance costs                                                    (78)                       (59)
                                                                   ---------                   --------
 Net cash provided by financing activities                           142,722                      2,205

 Effect of foreign currency exchange rate changes on cash                (69)                        36
                                                                   ---------                   --------

 Decrease in cash and cash equivalents                                (8,857)                   (25,957)
 Cash and cash equivalents at beginning of period                     69,146                     39,353
                                                                   ---------                   --------
 Cash and cash equivalents at end of period                        $  60,289                   $ 13,396
                                                                   =========                   ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1996


1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in Quintiles Transnational Corp. and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 1995.

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

Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Weighted average shares outstanding for the three and nine month periods ended September 30 were as follows:

                                                             Weighted Average Shares Outstanding

                                                             1996                            1995
                                                             ----                            ----
 Three months ended September 30                          22,268,625                      19,709,420
 Nine months ended September 30                           22,279,207                      19,316,234

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


2.    Significant Customer

One customer accounted for greater than 10% of consolidated net revenue for the three and nine months ended September 30, 1996, as indicated below (in thousands):

                                         Three months ended               Nine months ended
                                         September 30, 1996              September 30, 1996
                                         ------------------              ------------------
                  Customer A                  $11,727                          $30,052


3.    Acquisitions

On May 13, 1996, the Company acquired the operating assets of Lewin-VHI, Inc., a health care consulting company, for approximately $30 million in cash. The acquired company, now called The Lewin Group, Inc. ("Lewin"), entered into employment agreements with members of the former Lewin-VHI management group ("Lewin Management"). Also, the Company issued to the Lewin Management options to purchase approximately 223,717 shares of the Company's common stock.

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

The following table presents the unaudited pro forma impact of the May 9, 1995 acquisition of Benefit International, a French company, and subsidiaries, and the acquisition of Lewin, as if the acquisitions had been acquired at the beginning of 1996 and 1995 (in thousands, except per share data):

                                                             Nine months ended September 30
                                                            1996                       1995
                                                          --------                   ---------
            Net revenue                                    $193,470                   $128,985
            Net income                                       14,542                      6,248
            Net income per share                              $0.65                      $0.32

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

5.    Subsequent Events

On September 18, 1996, the Company announced the signing of a definitive merger agreement pursuant to which BRI International, Inc. ("BRI"), a global research organization based in Arlington, VA, will be merged with and into a wholly-owned subsidiary of the Company and will be accounted for as a pooling-of-interests. The definitive agreement calls for an exchange of 100% of BRI stock for approximately 1.9 million shares of the Company's common stock. Completion of the acquisition, subject to BRI shareholder approval and other customary conditions, is expected in mid to late November 1996.

On October 7, 1996, the Company announced the signing of a definitive share exchange agreement with Innovex Limited ("Innovex"), an international contract pharmaceutical organization based in Marlow, United Kingdom, and the shareholders of Innovex. The agreement calls for an exchange of all of Innovex stock for approximately 10 million shares of the Company's common stock in a pooling-of-interests transaction. At closing, the Company will also retire approximately $60 million of existing Innovex obligations. Completion of the acquisition, subject to the Company's shareholder approval of the issuance of the shares and other customary conditions, is expected in late November 1996.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1996 and 1995
Professional fee income includes reimbursed costs which consist primarily of payments to investigators, travel and certain other expenses that are billed to clients at cost. Depending upon contract terms, investigator payments may be administered by the Company or alternatively, may be paid directly from the client to the investigators. Therefore, since reimbursed costs vary from contract to contract and are not meaningful for analyzing trends in revenue, they are included in professional fee income but excluded from net revenue. Consistent with industry practice, the Company considers net revenue its primary measure of revenue growth.

Net revenue increased 62.5% to $68.5 million for the third quarter of 1996, as compared to $42.1 million for the third quarter of 1995. This growth can be attributed to the increase in services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the second quarter of 1995 and the Company's four acquisitions since May 9, 1995 which contributed $11.8 million to the third quarter 1996 net revenue versus $2.2 million to the third quarter 1995 net revenue. Also, net revenue from the Company's European operations continue to grow, and this growth has been enhanced by the operations of the Company's drug development facilities in Edinburgh, Scotland and Strasbourg, France, which contributed $9.1 million to the third quarter 1996 net revenue versus $5.8 million to the third quarter 1995 net revenue.

Direct costs increased 70.0% to $33.1 million for the third quarter ended September 30, 1996 from $19.4 million for the third quarter ended September 30, 1995 as a result of the increase in net revenue. These costs include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts which are not included as reimbursed costs. Direct costs, as a percentage of net revenue, increased to 48.3% for the third quarter of 1996 versus 46.1% for the third quarter of 1995. This increase is primarily the result of an increase in the amount of leave taken for vacation and inclement weather and an increase in subcontractor expenses directly related to contracts.

General and administrative expense increased 48.1% to $24.6 million from $16.6 million for the quarters ended September 30, 1996 and 1995, respectively. This expense includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer expenses and facility expenses. This increase is primarily the result of growth and expansion, the initiation of new marketing campaigns, the increased commitment to developing the Company's proprietary software systems and an increase in the costs associated with personnel, facility management and outside services brought on by the Company's growth. The general and administrative expense decreased, as a percentage of net revenue, to 36.0% for the third quarter of 1996 from 39.5% for the third quarter of 1995.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Depreciation and amortization increased to $3.3 million for the third quarter of 1996 from $2.0 million for the third quarter of 1995. Income from operations was 10.9% of net revenue for the third quarter of 1996 versus 9.7% for the third quarter of 1995.

Other income increased to $348,000 for the third quarter of 1996 as compared to $213,000 for the third quarter of 1995. This increase is primarily due to an increase of approximately $114,000 in net interest income and an increase in other income of approximately $21,000. Amortization of the issuance costs and interest relating to the private placement of the Notes of approximately $1.8 million is included in determining net interest income.

Income taxes, as a percentage of income before income taxes, decreased to 31.2% for the third quarter of 1996 versus 34.0% for the third quarter of 1995. This decrease is primarily due to an increase in profits in locations with lower tax rates and a tax benefit of approximately $300,000 from tax advantaged investment instruments.

Net income increased 89.7% to $5.4 million for the third quarter of 1996 from $2.8 million for the third quarter of 1995. As a percentage of net revenue, net income increased to 7.9% of net revenue for the three months ended September 30, 1996 from 6.7% of net revenue for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 and 1995
Net revenue increased 68.7% to $186.2 million for the first nine months of 1996, as compared to $110.4 million for the first nine months of 1995. This growth can be attributed to the increase in services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the first nine months of 1995 and the Company's four acquisitions since May 9, 1995 which contributed $25.5 million to the first nine months of 1996 net revenue versus $3.3 million to the first nine months of 1995 net revenue. The Company's drug development facilities in Edinburgh, Scotland and Strasbourg, France, which were purchased in March 1995 and January 1996, respectively, contributed $27.5 million to net revenue for the first nine months of 1996 versus $12.4 million to the first nine months of 1995.

Direct costs increased 70.3% to $88.0 million for the nine months ended September 30, 1996 from $51.7 million for the nine months ended September 30, 1995 as a result of the increase in net revenue. These costs include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts which are not included as reimbursed costs. Direct costs, as a percentage of net revenue, have increased slightly to 47.2% for the first nine months of 1996 versus 46.8% for the first nine months of 1995.

General and administrative expense increased 62.8% to $69.6 million from $42.8 million for the nine months ended September 30, 1996 and 1995, respectively. This expense includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer expenses and facility expenses. This increase is primarily the result of growth and expansion, the initiation of new marketing campaigns, the increased commitment to developing

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES




the Company's proprietary software systems and an increase in the costs associated with personnel, facility management and outside services brought on by the Company's growth. The general and administrative expense decreased, as a percentage of net revenue, to 37.4% for the first nine months of 1996 from 38.8% for the first nine months of 1995.

Depreciation and amortization increased to $8.8 million for the first nine months of 1996 from $5.3 million for the first nine months of 1995. Income from operations was 10.6% of net revenue for the first nine months of 1996 versus 9.7% for the first nine months of 1995.

Other income increased to $1.6 million for the first nine months of 1996 as compared to $891,000 for the first nine months of 1995. This increase is primarily due to increases in net interest income and other income of approximately $598,000. Approximately $2.5 million of interest expense and amortization of issuance costs relating to the private placement of the Notes is included in determining net interest income.

Income taxes, as a percentage of income before income taxes, decreased to 31.5% for the first nine months of 1996 versus 35.5% for the first nine months of 1995. This decrease is primarily due to an increase in profits in locations with lower tax rates and a tax benefit of approximately $600,000 from tax advantaged investment instruments.

Net income increased 95.9% to $14.6 million for the first nine months of 1996 from $7.5 million for the first nine months of 1995. As a percentage of net revenue, net income increased to 7.9% of net revenue for the nine months ended September 30, 1996 from 6.8% of net revenue for the nine months ended September 30, 1995.

Liquidity and Capital Resources

Cash flows from operations were $8.7 million for the nine months ended September 30, 1996 versus ($1.2) million for the comparable period of 1995. Investing activities, for the nine months ended September 30, 1996, consisted primarily of capital asset purchases, investment purchases and the acquisition of Lewin. These investing activities required an outlay of cash of $160.2 million for the first nine months of 1996 compared to an outlay of $27.0 million for investing activities during the same period in 1995.

As of September 30, 1996, total working capital was $160.5 million versus $94.2 million as of December 31, 1995. Net receivables from clients (accounts receivable and unbilled services net of unearned income) increased to $71.8 million at September 30, 1996 as compared to $41.1 million at the end of 1995.

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

The Company has an $8.0 million unsecured line of credit with a U.K. bank. At September 30, 1996, the Company had $6.7 million in available credit under the line of credit agreement. A $15.0 million unsecured line of credit with a U.S. bank expired in accordance with its terms.

The Company's primary cash needs on both short-term and long-term bases are for expansion of services, possible future acquisitions, working capital, capital expenditures, geographic expansion, and other general corporate purposes. Pending such uses, the Company is investing its excess cash balances in investment grade, interest-bearing securities.

On October 7, 1996, the Company announced the signing of a definitive share exchange agreement with Innovex and its shareholders. At closing, the Company will also retire approximately $60 million of existing Innovex obligations. The Company intends to retire the existing Innovex obligations from working capital.

Based on its current operating plan, the Company believes that its available cash and cash equivalents as of September 30, 1996, together with cash flow from operations and borrowings under its line of credit agreement, will be sufficient to meet its foreseeable cash needs, in connection with its current operations.

Currently, the Company is evaluating a number of acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing to facilitate possible acquisitions or expansion. Subject to market conditions in early 1997, the Company may commence an equity offering of secondary shares held by the former Innovex shareholders, and if such an offering is commenced, the Company may offer primary shares to be offered by the Company.

Recent Events

On September 18, 1996, the Company announced the signing of a definitive merger agreement pursuant to which BRI International, Inc. ("BRI"), a global contract research organization based in Arlington, VA, will be merged with and into a wholly-owned subsidiary of the Company. The definitive agreement calls for an exchange of 100% of BRI stock for approximately 1.9 million shares of the Company's common stock. Completion of the acquisition, subject to BRI shareholder approval and regulatory approval, is expected in mid to late November 1996. The Company will also enter into employment agreements with certain BRI employees. The transaction is expected to be accounted for as a pooling-of-interests.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



On October 7,1996, the Company announced the signing of a definitive share exchange agreement with Innovex Limited ("Innovex"), an international contract pharmaceutical organization based in Marlow, United Kingdom, and the shareholders of Innovex,. The agreement calls for an exchange of all of Innovex stock for approximately 10 million shares of the Company's common stock in a pooling-of-interests transaction. At closing, the Company will also retire approximately $60 million of existing Innovex obligations. The Company will also enter into employment agreements with certain Innovex employees. Completion of the agreement, subject to the Company's shareholder approval of the issuance of the shares and other customary conditions, is expected in late November 1996.

Cautionary Statement for Forward-Looking Information

Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above contains certain "forward-looking" statements within the meaning of the federal securities laws. In addition, the Company and its representatives may make oral and other written forward-looking statements from time to time. These statements involve a number of risks and uncertainties. The Company cautions that such forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause actual results to differ include, but are not necessarily limited to, those discussed under the caption "Risk Factors" (which are incorporated by reference) in the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 15, 1996, as well as the following factors: whether the BRI and Innovex transactions actually occur; the ability of the combined businesses to be integrated with the Company's current operations; actual operating performance; the ability to maintain large client contracts or enter into new contracts; the actual costs of combining the businesses; market conditions relating to the common stock; reforms in the healthcare industry; greater than anticipated competition; possible loss of existing relationships and clients; and potential loss of large contracts.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



PART II.   Other Information

Item 1.    Legal Proceedings -- Not applicable

Item 2.    Changes in Securities -- Not applicable

Item 3.    Defaults upon Senior Securities -- Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -- Not applicable

Item 5.    Other Information

      (a) On or about October 28, 1996, the Company's Board of Directors mailed to Shareholders of Record at the close of business on October 24, 1996, a proxy statement and accompanying card in connection with the solicitation of proxies for use at the Special Meeting of Shareholders to be held on November 26, 1996 for the following purposes:

                          (1) To approve the issuance by the Company of the number of shares (the "Exchange Shares") of the common stock, par value $.01 per share, of the Company ("Company Common Stock") calculated pursuant to a Share Exchange Agreement, dated as of October 4, 1996 ("the Exchange Agreement"), by and among the Company, Innovex Limited ("Innovex") and the shareholders of Innovex ("the Innovex Shareholders"), such number being approximately 10 million shares. Shareholder approval of the issuance of the Exchange Shares is required to comply with the rules of the Nasdaq Stock Market, on which the Company Common Stock is quoted. If the shareholders of the Company approve the issuance of the Exchange Shares and if the transactions under the Exchange Agreement are consummated, Innovex will become a wholly-owned subsidiary of the Company.

                          (2) To approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company Common Stock from 50,000,000 to 200,000,000; and

                          (3) To transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Item 6.    Exhibits and Reports on Form 8-K

           (a)            Exhibits

           Exhibit      Description
           -------      -----------
           *2.1         Merger Agreement and Plan of Merger, dated as of September 16, 1996, by among BRI International, Inc., BRI Acquisition Corp. and the
                        Company.

           **2.2        Share Exchange Agreement, dated as of October 4, 1996, by and among the Company, Innovex and the Shareholders of Innovex.



           27.01        Financial Data Schedule  (for SEC use only)

__________________________
* Incorporated by reference to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 15, 1996.

** Incorporated by reference to the Company's Proxy Statement and form of proxy, as filed with the Securities and Exchange Commission on October 28, 1996.

           (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996. On October 11, 1996, the Company filed a report on Form 8-K, dated October 6, 1996, reporting the signing of a definitive share exchange agreement with Innovex Limited, an international contract pharmaceutical organization based in Marlow, United Kingdom and the shareholders of Innovex. Completion of the agreement is subject to the Company's shareholder approval and other customary conditions. The Company also filed the Financial Statements of the Innovex Companies, which comprise a combination of Innovex PLC and Innovex Holdings Limited and its subsidiaries, as of March 31, 1995 and 1996 and Report of Independent Auditors. The Company also filed the Unaudited ProForma Combined Condensed Financial Information for the Registrant for the years ended December 31, 1995, 1994 and 1993 and the six months ended June 30, 1996 and 1995 reflecting the acquisitions of BRI International, Inc. and Innovex Limited.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Quintiles Transnational Corp.
                                 -------------------------------------------
                                                  Registrant



Date November 14, 1996                    /s/ Dennis B. Gillings
     ---------------------       -------------------------------------------
                                 Dennis B. Gillings, Chief Executive Officer



Date November 14, 1996                    /s/ Rachel R. Selisker
     ---------------------       -------------------------------------------
                                 Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                 EXHIBIT INDEX





      Exhibit              Description
      -------              -----------
      *2.1        Merger Agreement and Plan of Merger, dated as of September 16, 1996, by among BRI International, Inc., BRI Acquisition Corp. and the
                  Company.

      **2.2       Share Exchange Agreement, dated as of October 4, 1996, by and among the Company, Innovex and the Shareholders of Innovex.


       27.01      Financial Data Schedule  (for SEC use only)

__________________________
* Incorporated by reference to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 15, 1996.

** Incorporated by reference to the Company's Proxy Statement and form of proxy, as filed with the Securities and Exchange Commission on October 28, 1996.