Form 10-K405
period 1996-12-31
QUINTILES TRANSNATIONAL CORP
filed 1997-03-25
CIK 919623

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock at March 12, 1997 (the most recent practicable date) held by those persons deemed by the registrant to be non-affiliates was approximately $1,531,423,095.

         As of March 12, 1997 (the most recent practicable date), there were 34,792,239 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                     Where Incorporated
--------                                                     ------------------

1.   Annual Report to Shareholders for the year ended
     December 31, 1996                                           Part II

2.   Proxy Statement for the Annual Meeting of
     Shareholders to be held April 30, 1997                      Part III

                        QUINTILES TRANSNATIONAL CORP.

                           Form 10-K Annual Report

                                    INDEX

                                                                                       Page
                                                                                       ----

Part I....................................................................................3

   Item 1. Business.......................................................................3

   Item 2. Properties....................................................................16

   Item 3. Legal Proceedings.............................................................17

   Item 4. Submission Of Matters To A Vote Of Security Holders...........................17

Part II..................................................................................17

   Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.........18

   Item 6. Selected Financial Data.......................................................18

   Item 7. Management's Discussion And Analysis Of Financial Condition And Results
           Of Operations.................................................................18

   Item 8. Financial Statements And Supplementary Data...................................18

   Item 9. Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure..........................................................18

Part III.................................................................................18

   Item 10. Directors And Executive Officers Of The Registrant...........................18

   Item 11. Executive Compensation.......................................................18

   Item 12. Security Ownership Of Certain Beneficial Owners And Management...............18

   Item 13. Certain Relationships And Related Transactions...............................18

Part IV..................................................................................19

   Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.............19

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Quintiles Transnational Corp. (the "Company") is a leading provider of full-service contract research, sales and marketing services to the global pharmaceutical, biotechnology and medical device industries. Supported by its extensive information technology capabilities, the Company provides a broad range of fully-integrated contract services in order to accelerate the time from discovery to peak market acceptance of a new therapy by offering traditional contract research services as well as contract sales and marketing services. In addition, the Company also supports the developing information needs of the healthcare industry by providing health economics and healthcare policy consulting and disease and health information management services.

         Since its inception in 1982, the Company has continued to expand the scope of its services and its geographic presence to support the needs of its clients on a worldwide basis. The Company has implemented a number of strategic initiatives to broaden its array of services and create new opportunities for growth. In November 1996, the Company completed a share exchange for all of the outstanding shares of Innovex Limited ("Innovex"), an international contract services organization specializing in contract research, sales and marketing of new therapies for pharmaceutical companies. Innovex's contract sales and marketing and clinical research activities are concentrated on the perimarketing phase of product life, which the Company defines as the period from two years before to two years after regulatory approval. Innovex enables the Company to complement its clinical research focus on obtaining regulatory approval with services designed to assist clients in achieving market penetration of new therapies. Accordingly, with the addition of Innovex, the Company is now able to provide late stage clinical trials and product launch services to clients during a critical and costly stage of bringing a product to market.

         Also in November 1996, the Company acquired BRI International, Inc. ("BRI"), a leading international contract research firm specializing in medical device development and regulatory compliance consulting. The addition of BRI allows the Company to offer contract services to medical device developers, and consulting services relating to good manufacturing practices ("GMP"), good clinical practices ("GCP") and good laboratory practices ("GLP"). In May 1996, the Company acquired the operating assets of Lewin-VHI, Inc., a nationally-recognized healthcare consulting firm, and formed The Lewin Group, Inc. ("Lewin") as a new subsidiary of the Company. Combined with Benefit International, a firm specializing in pharmacoeconomic and quality of life evaluations that was acquired by the Company in May 1995, Lewin serves as the foundation for the Company's efforts to offer broad-based disease and health information management services. In February 1996, the Company acquired PMC Contract Research AB ("PMC"), a contract research organization ("CRO") located in Uppsala, Sweden which has extensive clinical trials management expertise as well as a Phase I clinical trial testing unit and an analytical laboratory. This acquisition enabled the Company to expand its ability to provide drug development services in Scandinavia and position itself for further growth in that important region for drug development. Also in 1996, in order to increase its capacity in clinical trial drug formulation, manufacturing, packaging and distribution, the Company began construction of a 171,000 square foot facility in Bathgate, Scotland. The Bathgate facility also will house a clinical data management center.

         To facilitate the integration of these acquisitions and to capitalize on the synergies each acquisition provides, the Company recently reorganized into three operating divisions which work closely together to provide the Company's services on an integrated basis. The Contract Research Division covers services through Phase IIIa clinical trials, including study design, clinical data management and biostatistical analysis, laboratory services, formulation and packaging of clinical trial drugs, pre-clinical services, regulatory affairs and medical device consulting. The Innovex Division includes perimarketing clinical studies in Phases IIIb and IV, as well as the Company's pharmaceutical sales and marketing services. Finally, the Lewin-Benefit Division encompasses the Company's health economics and healthcare policy consulting and disease and health information management services. The divisions provide an organizational framework for the Company to cross-sell its services and enable it to offer both product development and sales and marketing services to clients. Accordingly, the Company believes its breadth of services strengthens its competitive position as it looks to become the provider of choice for pharmaceutical, biotechnology and medical device companies and the broader healthcare industry.

INDUSTRY OVERVIEW

         The CRO industry provides independent product development services primarily for the pharmaceutical and biotechnology industries. Companies in these industries outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively to maximize the benefits in time and profit of patent-protected products. CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing primarily pre-clinical services in the 1970s to a full-service industry, offering services during the pre-clinical, clinical and post-marketing phases of development for new therapies. In addition to managing clinical trials, CROs provide scientific evaluations and analyze the results according to good clinical and laboratory practices as required by the applicable regulatory authorities. CROs serving the medical device industry provide similar services designed to assist medical device developers in obtaining regulatory approval.

         The contract sales industry emerged in the 1980's, most notably in the U.K. where regulatory cost containment pressure, the Company believes, led pharmaceutical companies to search for a more cost-effective way to launch new products. As a result, in order to convert high fixed costs into variable costs, large pharmaceutical companies began to outsource their sales and marketing activities related to product launch. The Company believes that contract sales and marketing opportunities could emerge in the medical device and biotechnology industries, as well.

         The Company believes that there is a significant market opportunity for companies focusing on the perimarketing phase of a product life cycle. The perimarketing period is characterized by significant spending on large scale clinical trials and sales staff requirements necessary to gain commercial acceptance of products. The Company believes that organizations offering integrated product development and sales and marketing services during the perimarketing period will be able to further shorten the product development cycle and accelerate market penetration so that drug sponsors can maximize the duration of a drug's commercial life under patent protection, and therefore maximize related revenue and return on investment. Accordingly, the Company believes that such organizations will have a competitive advantage over companies that compete only in either the CRO or contract sales industries.

TRENDS AFFECTING OUTSOURCING

         Worldwide spending on pharmaceutical products and medical devices is increasing due to a combination of factors, including aging populations and a growing number of pharmaceutical and medical device products that provide enhanced therapeutic benefits. At the same time, regulatory pressures and pricing constraints have intensified as governments and private healthcare payors seek to manage the growth of total healthcare expenditures. These developments have led to intense competition in the pharmaceutical, biotechnology and medical device industries, where innovation, more focused research and development, rapid product introduction and cost-effectiveness have become key competitive factors. The Company believes that in response to these developments, pharmaceutical, biotechnology and medical device companies are increasingly outsourcing a variety of activities associated with product development and pharmaceutical sales and marketing to specialist third party service providers such as the Company. Although outsourcing has been prevalent for long periods of time in many industries, outsourcing to CROs and contract sales organizations is a relatively recent trend and one that is still evolving. Through such outsourcing, drug and medical device developers are attempting to reduce fixed costs and accelerate the time to market, commercial acceptance and market penetration of their products, with the aim of maximizing their return on investment.

         The Company believes that the following factors will contribute to the increased use of drug development and contract sales and marketing outsourcing and an expansion of the scope of services outsourced: (i) competitive pressures to contain costs and accelerate time to market; (ii) globalization of the marketplace; (iii) importance of sales and marketing activities; (iv) stringent regulation and the need for sophisticated information technology; (v) the growth in the biotechnology and genomics industries; and (vi) medical device industry growth.

SERVICES

         The Company provides globally integrated contract research, sales and marketing services to the pharmaceutical, biotechnology and medical device industries. The Company also offers health economics and healthcare policy consulting and disease and health information management services.

         The Company provides its clients with a continuum of services that develops a laboratory discovery into a product sale. The Company is organized into three operating divisions that interface with the client at complementary points in the process. Within the divisional structure, there is considerable overlap in specific services and a free flow of communication to best meet each client's needs. Traditional CRO services range from pre-clinical testing to Phase IIIa clinical trials and are handled by the Contract Research Division. Once the product has reached Phase IIIb clinical trials and is therefore in the perimarketing period, client services generally are provided by the Innovex Division. These two divisions generate significant amounts of data that are processed and analyzed by a sophisticated information technology system. Information technology is at the core of the Company's operations because it enhances the quality of the Company's services and allows the free flow of information between the divisions that is key to maximizing the value delivered by the Company. In addition, the data can be used and further developed by the Lewin-Benefit Division, which handles disease and health information management. The Company's services are described in greater detail below.

CONTRACT RESEARCH SERVICES

         Clinical Trial Services.

         The Company offers comprehensive clinical trials services which are the basis for obtaining regulatory approval for drugs and medical devices. The Company has specialized business units and extensive experience in the therapeutic areas of the central nervous system, cardiovascular, infectious and respiratory diseases as well as in the field of oncology. The Company also has significant clinical trials experience in the therapeutic areas of endocrinological, gastroenterological, genitourinary and musculoskeletal diseases. The Company is experienced in managing large trials involving several thousand patients at several hundred sites and in multinational trials conducted simultaneously in the Americas, Europe, the Asia-Pacific region and South Africa.

         The Company provides its clients with one or more of the following core clinical trials services:

         Study Design. The Company uses its broad development expertise to serve its clients in the critical area of study design by assisting in the preparation of the study protocol and design of case report forms ("CRFs"). The protocol defines the medical issues to be examined, the number of patients required to produce statistically valid results, the period of time over which they must be tracked, the frequency and dosage of drug administration and the study procedures. The study's success often depends on the protocol's ability to predict correctly the requirements of the applicable regulatory authorities.

         Investigator Recruitment. During clinical trials, the drug is administered to patients by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as sites. The Company's ability to identify and recruit investigators with the appropriate expertise and an adequate base of patients who satisfy the requirements of the study protocol is critical to the success of the trial. The Company has access to several thousand investigators who have conducted clinical trials worldwide for the Company.

         Study Monitoring. The Company provides study monitoring services which include investigational site initiation, patient enrollment assistance and data collection and clarification. Site visits serve to assure the quality of the data which are gathered according to GCP and to meet the sponsors' and regulatory agencies' requirements as specified in the study protocol.

         Clinical Data Management and Biostatistical Services. The Company's clinical data management and biostatistical services were the original foundations of the Company, and the Company believes that they are two of the Company's primary competitive strengths. The Company has extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet client-specific formats, integrated databases to support New Drug Application ("NDA") submissions and databases in accordance with the United States Food and Drug Administration ("FDA") and European specifications. The Company believes that its global database capabilities are a significant competitive advantage, particularly in large-scale multi-jurisdictional trials involving thousands of patients at hundreds of sites. For example, during 1996 the Company managed the NDA submission process for six large-scale programs. The largest program included approximately 3,000 patients located throughout the United States, Europe and Japan.

         Phase I Services. The Company has Phase I units located in London, England, Uppsala, Sweden, Freiburg, Germany and Lenexa, Kansas. The services offered by these units include dose ranging, bioavailability/bioequivalence studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies. Because its Phase I units focus primarily on studies for new, innovative products, rather than generics, the Company believes there is greater opportunity for winning contracts for larger, later stage studies of such innovative products.

         In addition to the Company's core clinical trials management services, the Company provides its clients with the following specialized services:

         Centralized Clinical Trial Laboratory. In addition to providing comprehensive safety and efficacy testing for clinical trials, the Company's centralized clinical trial laboratory provides site-specific study materials, customized lab report design and specimen archival and management on behalf of a study sponsor. The centralized laboratory offers a 48-hour turnaround time for laboratory results and is capable of providing direct electronic integration of laboratory data into safety and efficacy reports for NDA submissions.

         Formulation, Manufacturing and Packaging Services. The Company offers services in the design and development of pharmaceutical dose forms as well as the manufacture of study drug and placebos and the appropriate packaging of these for double blinded studies. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials. The Company is expanding its capacity for delivering these services through the construction of a new 171,000 square foot facility at Bathgate, Scotland which the Company believes will be one of the largest specialist clinical trial supplies units in the world. The Company anticipates construction will be completed in late 1997. The facility also will house a clinical data management center.

         Pre-Clinical Services.

         The Company's pre-clinical unit in Edinburgh, Scotland is part of a drug development facility acquired by the Company in 1995 from Syntex Pharmaceuticals Limited. This unit, combined with the Company's pre-clinical facility in Ledbury, England, provides clients with a wide array of pre-clinical and toxicology services. These services are designed to produce the data required to identify, quantify, and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products, including developmental and reproductive toxicology, genetic toxicology, neurotoxicology, carcinogenicity testing, pharmacology, analytical chemistry, pathology, metabolism and pharmacokinetics.

         Regulatory Affairs Services.

         The Company provides comprehensive medical and regulatory services for its pharmaceutical and biotechnology clients. The Company's medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, consultation, and liaison with various regulatory agencies. The Company's regulatory affairs professionals help to define the steps necessary to obtain registration in the most expeditious manner. The Company is able to provide such services in numerous countries to meet its clients' needs to launch products in multiple countries simultaneously.

         Medical Device Services.

         With its acquisition of BRI in November 1996, the Company believes it obtained a leading international contract research firm specializing in medical devices and regulatory consulting. The Company's service offerings include: review of global strategies for device development and introduction; identifying regulatory requirements in targeted markets; clinical study design and planning; data management; statistical analysis of report preparations; global clinical trial management and monitoring capabilities; consultation on quality control and quality assurance issues; regulatory filings; compliance with United States, European and European Union regulations relating to medical devices; long-range planning for multinational product launches; compliance with legislative requirements for market access; post-marketing requirements; managing relationships with national governments and regulatory authorities; European pricing strategies; and European personnel and recruitment services.

PERIMARKETING SERVICES (INNOVEX)

         The Company provides services to the pharmaceutical industry with a strategic focus on the commercial launch of new drugs. These services include contract sales, marketing and Phases IIIb and IV clinical trials. The Company believes that there is significant potential for future growth in the market for such contract services. The Company is well-positioned to benefit from this opportunity by cross-selling its sales and marketing outsourcing capabilities to its contract research clients. Similarly, the Company believes that its existing and new sales and marketing relationships will benefit its future contract research opportunities.

         Sales and Marketing Services.

         The Company offers a flexible range of contract sales services which are delivered through dedicated and syndicated sales teams. Dedicated sales teams are comprised of sales representatives recruited by the Company in accordance with client specifications to conduct sales efforts for a particular client. Dedicated sales teams can be managed by the Company or can report directly to the client, depending on client preference. In certain circumstances, the Company can transfer an entire dedicated sales team to the client for an additional placement fee. Syndicated sales teams promote a number of drugs for different clients and are generally managed directly by the Company. The Company's contract sales teams form a highly skilled network of professionals that afford clients substantial flexibility in selecting the extent and cost of promoting products as well as their level of involvement in managing the sales effort.

         The Company believes that speed of recruitment, quality of training and management of sales representatives, supported by advanced information technology, are key to providing clients with a sales force tailored to meet their geographic and scheduling needs. The Company's ability to assemble a sales team quickly is a product of combining the talents of experienced personnel for screening and interviewing candidates with the use of information technology, such as scanning and resume tracking systems, to expedite recruitment. In the United States, the Company maintains an electronic database of 54,000 resumes and has recruited as many as 125 sales representatives per week. In addition, the Company has established relationships with specialist healthcare recruitment agencies in Europe, particularly the U.K., and the United States to assist in its recruiting efforts. A client-specific national sales force can be recruited by the Company in as few as eight weeks, whereas the Company believes pharmaceutical companies often take six to nine months to build an internal sales force. Sound hiring procedures, such as the Company's candidate assessment program, background screenings and drug testing programs, supplemented by the Company's internal training and development programs, help to ensure the quality of recruited personnel. Once the sales teams are assembled, the Company uses its electronic territory management system ("ETMS") to enhance the speed, effectiveness and accountability to clients of its contract sales activities. This system is currently being used in the United States and is being implemented in the U.K. The Company intends to further expand the use of ETMS in the U.K. and internationally in 1997.

         The Company also provides a range of specialized marketing services specifically for pharmaceutical companies aimed at influencing the decisions of patients and physicians and accelerating the acceptance of drugs into treatment guidelines and formularies. Such services are typically purchased by the marketing departments of pharmaceutical companies, however, marketing of new products often receives substantial attention from senior executives, creating an opportunity for the Company to interact with the strategists of the pharmaceutical industry. The Company believes that its commercial orientation, clinical and promotional expertise and international experience enable it to tailor programs to specific client needs in a wide range of geographic markets and therapeutic areas.

         The market for outsourced contract sales and marketing services in the pharmaceutical industry has been predominantly national in nature and is most highly developed in the U.K. where the Company estimates that one out of every four pharmaceutical sales representatives is a contract sales representative. In 1996, the Company derived $76.7 million of its net revenue from the contract sales and marketing services of its U.K. operations. The Company believes that contract sales and marketing generally is more developed in the U.K. because regulatory cost containment pressures occurred much earlier there than in other markets. Although there is a much lower level of market penetration for outsourced sales and marketing services in most other countries, the market has been growing, particularly in the United States and Germany, where increased cost containment pressures have emerged. Net revenue from the Company's contract sales and marketing services in the United States and Germany for 1996 was $55.4 million and $14.4 million, respectively. The Company also currently offers contract sales and marketing services in The Netherlands, Sweden and Spain and is seeking to develop such services in other parts of the world.

         Contract Research Services.

         The Innovex Division also provides contract research services, primarily for Phase IIIb and Phase IV clinical trials during the perimarketing period. The Company believes that the focus by the Innovex Division on Phase IIIb and Phase IV trials complements the Company's sales and marketing activities and enables the Company to integrate marketing considerations with the design of late stage clinical research protocols. The Company believes this coordination between clinical investigators and marketing professionals enables it to add value during the sales and marketing of a product.

HEALTH ECONOMICS AND DISEASE INFORMATION MANAGEMENT SERVICES (LEWIN-BENEFIT)

         The Company offers a wide range of health economics and disease management information services to private and public sector clients to develop solutions in the public policy, managed care and medical technology arenas of healthcare. The Company's capabilities encompass health economics and healthcare policy research and consulting and disease and health information management services. The Company serves clients throughout the healthcare industry, including federal and state government agencies, associations, hospitals, physician groups, managed care organizations, industry suppliers, pharmaceutical companies and insurers.

         Healthcare Policy Research and Consulting.

         The Company's healthcare policy research and healthcare consulting services are designed to assist clients in evaluating healthcare programs and policies and developing strategies for doing business in the highly regulated healthcare environment. The Company has over 100 consultants, including clinicians, economists, marketing professionals and former high-level government executives with experience in the private sector, providing interdisciplinary skills and expert capabilities in corporate strategic planning and management, program and policy development, financial and cost-effectiveness analysis, evaluation design, microsimulation modeling and data analysis across five general practice areas: public health and finance policy, healthcare organizations, economic analysis, managed care and medical technology. The Company has access to more than 76 healthcare-related databases and has developed the expertise to analyze such complex data to respond to its clients' information needs. These services represent the core competencies of Lewin, a nationally-recognized healthcare consulting firm acquired by the Company in 1996. The Company believes that it can leverage Lewin's reputation, expertise and access to providers and policymakers to cross-sell its other health economics and information management services beyond its current market.

         Health Economics Consulting and Disease Information Management
         Services.

         The Company's health economics consulting and disease information management services focus on applying healthcare outcomes analysis to the economic valuation of drugs and the treatment of diseases using data generated from its clinical trials services. These services enable regulators, health-care providers and third parties to assess the pricing and cost-effectiveness of new medical therapies. The Company believes that such economic valuation of therapies will play an important role in the future determination of drug pricing. Additionally, France, Germany, the U.K., Canada and Australia require cost-benefit analyses in regulatory submissions, and the Company believes that other countries may adopt similar requirements in the future. The Company believes that it will benefit from cross-selling these services to its pharmaceutical and biotechnology clients which are subject to pressures from managed care providers and regulators to demonstrate the cost-effectiveness of new products.

         Platform for Future Growth.

         The Company is positioning itself to serve as a health information interface between the users of healthcare services and the developers of healthcare treatments by developing health information management services designed to evaluate alternative healthcare solutions and provide third parties with the tools to select among them. While hospitals and healthcare provider organizations are placing intense pressure on the prices of products and services, the public is highly concerned about the resulting quality of care. The Company believes that purchasers of healthcare services, such as individuals and employers, as well as public interest groups and governments, are becoming increasingly interested in the value of care, as a function of its cost and level of quality, and accordingly, are seeking ways to measure and weigh the value of various healthcare alternatives.

INFORMATION TECHNOLOGY

         All of the Company's services are enhanced by the Company's ongoing investment in information technology. The Company believes that it was a pioneer in the CRO industry in building a comprehensive global information technology network for gathering, managing and analyzing clinical trials data. The Company's information technology systems consist of a wide area network linking approximately 50 local area networks and interconnecting over 6,000 microcomputers worldwide. The Company continues to improve and expand this network, supported by the development of data management software to further streamline the drug development process. The Company's network enables the exchange of information among the Company's offices on a worldwide basis, facilitating concurrent multinational clinical trials and regulatory submissions. In addition, through the Company's innovative systems, clients are able to gain direct access to key data with respect to their products in testing, such as adverse events, CRFs and clinical laboratory testing results on a current basis. Clients using the Company's sales and marketing services can access information related to sales calls and provide feedback about the performance of the Company's sales representatives. The Company's sales and marketing services are further supported by its ETMS for planning, targeting, reporting, analysis and communications of sales and marketing activities, allowing the Company to centralize management of sales activities across a broad geographic area. The Company currently uses this system in the United States and is implementing it in the U.K. The Company intends to further expand the use of ETMS in the U.K. and internationally in 1997. Additionally, the Company utilizes an enhanced system for screening and tracking resumes as the cornerstone of its efforts to rapidly recruit qualified sales representatives.

         Some of the Company's internally developed systems which facilitate its drug development services, sales and marketing services and overall business management are described below:

         INNTRAX(R) Computerized clinical trial administrative management system.

         QTONE(TM)  Touchtone and voice response patient information system.

         QCANDA(TM) System for electronic submission and review of NDA data.

         QSTAR(TM)  Imaging technology process which eliminates time and minimizes errors in data management by electronically routing and tracking optically scanned CRFs.

         QLIMS(TM)  A laboratory data management system which provides protocol-specific validity checks.

         QNET(TM) System which allows electronic monitoring of laboratory test data.

         QNOW(TM)   Client contact management and investigator database.

         IBDIS      Client news-tracking system.

         The Company's information technology systems are supported by approximately 170 employees worldwide who are committed to the ongoing development of technology solutions to support the Company's services on a worldwide basis.

CLIENTS AND MARKETING

         The Company coordinates its business development efforts across its service offerings through a central business development function. The Company believes that it is best able to capitalize on the synergies arising from its broad array of fully-integrated contract services by cross-selling its services at a centralized level. In addition, the Company believes that this structure allows the Company to serve its clients more effectively, while permitting the divisions to focus on the services provided.

         The Company's business development function directs the activities of business development personnel in each of the Company's United States locations as well as the Company's locations in the U.K., Belgium, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, Argentina, Denmark, Australia, Spain, Sweden and Singapore. Most of the Company's business development personnel have technical or scientific backgrounds and many are physicians, pharmacologists, statisticians or regulatory affairs professionals. The Company coordinates its worldwide marketing efforts through a computerized system integrated into each of the Company's offices that is actively marketing services.

         The Company provides its clinical research, sales and marketing services on a global basis to the pharmaceutical, biotechnology and medical device industries. In addition, the Company provides health economics and healthcare policy consulting and disease and health information management services to the United States healthcare industry and governments. For the year ended December 31, 1996, approximately 43.8% of the Company's net revenue was attributed to operations in the Americas, 53.8% to European operations and 2.4% to Asia-Pacific operations. The Company has provided services during 1996 to 49 of the 50 largest pharmaceutical companies in the world, as ranked by 1995 healthcare revenue, and to the 11 largest biotechnology companies in the world, as ranked by market capitalization in December, 1996. In 1996, the Company represented over 300 clients, including some of the largest American, European and Japanese pharmaceutical companies.

         In 1996, Novartis AG accounted for 11.9% of the Company's consolidated net revenue. The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a relatively limited number of major projects or clients. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service global providers, the concentration of business could increase. The Company is likely to experience such concentration in 1997 and in future years. The loss of any such client could materially and adversely affect the Company.

COMPETITION

         The market for the Company's contract research services is highly competitive, and the Company competes against traditional CROs, the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Within the CRO industry, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. The Company believes that it is the only company offering full-service contract research services with annualized net revenue exceeding $500 million. Consolidation in the CRO industry will likely result in greater competition among the larger contract research providers for clients and acquisition candidates. The Company's primary contract research competitors include Covance Pharmaceutical Product Development, Inc., PAREXEL International Corp. and ClinTrials Research, Inc. In sales and marketing services, the Company competes against the in-house sales and marketing departments of pharmaceutical companies and small local contract sales organizations in each country in which it operates. The Company also competes against consulting firms offering healthcare consulting services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms.

         Competitive factors for contract research services include previous experience, medical and scientific experience in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability, and price. The primary competitive factors affecting contract sales and marketing services are the ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting services include experience, reputation, access to data, ability to analyze data and price. The Company believes that it competes favorably in these areas. In addition, the Company believes that the synergies arising from integrating contract research services with contract sales and marketing services, supported by global operations and information technology, differentiate the Company from its competitors.

EMPLOYEES

         The Company has approximately 7,375 employees, comprised of approximately 3,325 in the Americas, 3,925 in Europe and Africa and 125 in the Asia-Pacific region, and over 50 offices in 20 countries.

CONTRACT REVENUE

         Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Generally, a portion of the contract fee is paid at the time the project is initiated with performance-based installments payable over the contract duration. Most contracts are terminable upon 15-90 days' notice by the client, and typically provide for termination or winding down fees. Also, some client contracts call for the client to reimburse the Company at cost for certain items such as investigator payments and travel. These reimbursed costs are deducted from professional fee income in calculating net revenue. The Company recognizes net revenue from its contracts on a percentage-of-completion or per diem basis as work is performed. Consistent with prior years' practice, the Company considers net revenue its primary measure of revenue growth.

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

         The Company reports backlog based on anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 1996, backlog was approximately $708 million, as compared to approximately $415 million at December 31, 1995.

POTENTIAL LIABILITY

         In connection with its provision of contract research services, the Company contracts with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although the Company does not believe it is legally accountable for the medical care rendered by third party investigators, it is possible that the Company could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom it contracts or in the event of personal injury to or death of persons participating in clinical trials. The Company also could be held liable for errors or omissions in connection with the services it performs. In addition, as a result of its Phase I clinical trials facilities, the Company could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. The Company believes that its risks are reduced by contractual indemnification provisions with clients and investigators, insurance maintained by clients and investigators and by the Company, various regulatory requirements, including the use of institutional review boards and the procurement of each volunteer's informed consent to participate in the study. The contractual indemnifications generally do not protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary from client to client and from trial to trial. The financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance that covers worldwide territories in which the Company currently does business and includes drug safety issues as well as data processing errors and omissions. The Company could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations.

GOVERNMENT REGULATION

         The preclinical, laboratory and clinical trial supply services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting preclinical and laboratory testing is embodied in the GLP regulations. The requirements for facilities engaging in clinical trial supplies preparation, labeling and distribution are set forth in the GMP regulations. GLP and GMP regulations have been mandated by the FDA and the Department of Health in the United Kingdom, and adopted by similar regulatory authorities in other countries. GLP and GMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standardized procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, the Company has established Quality Assurance programs at its preclinical, laboratory and clinical trial supply facilities which monitor ongoing compliance with GLP and GMP regulations by auditing study data and conducting regular inspections of study procedures.

         The industry standard for the conduct of clinical research and development studies is embodied in GCP regulations and guidelines. The FDA and many other regulatory authorities require that study results and data be submitted to such authorities to be based on studies conducted in accordance with GCP provisions. These provisions include (i) complying with specific regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) instructing investigators to maintain records and reports; (v) verifying drug or device accountability; and (vi) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA during audits. Non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial.

         The Company's standard operating procedures related to clinical studies are written in accordance with regulations and guidelines appropriate to the region where they will be used, thus ensuring compliance with GCP. Within Europe, all work is carried out in accordance with the European Community Note For Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." In addition, FDA regulations and guidelines serve as a basis for the Company's North American standard operating procedures. The Company's offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with the Company's North American and European operations. From a transnational perspective, the Company has implemented common standard operating procedures across regions to assure consistency whenever it is feasible to do so.

         The Company's sales and marketing services are subject to detailed and comprehensive regulation in each geographic market in which it operates. Such regulation relates, among other things, to the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the U.K., the Company complies with the ABPI Code of Practice for the Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their taking up employment, and which prevents the employment of healthcare professionals as sales representatives. Similar guidelines are in effect in other countries where the Company offers sales and marketing services.

         The Company's U.S. laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of the Company's laboratories are operated in material compliance with applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. The use of controlled substances in testing for drugs of abuse is regulated by the United States Drug Enforcement Administration (the "DEA"). All of the Company's laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. The Company's laboratories also comply with International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

         In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, relevant employees of the Company receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. Although the Company believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information on the executive officers of the Company. There are no family relationships between any of the executive officers or directors of the Company.

Name                                    Age       Position with the Company
----                                    ---       -------------------------
Dennis B. Gillings, Ph.D.               52        Chairman of the Board of Directors and Chief Executive Officer
Barrie S. Haigh                         58        Vice Chairman of the Board of Directors and Chief Customer
                                                    Officer
Santo J. Costa                          51        President, Chief Operating Officer and Director
Rachel R. Selisker                      41        Chief Financial Officer, Executive Vice President Finance,
                                                    Treasurer and Director
Gregory D. Porter                       40        Executive Vice President, Chief Administrative and Legal
                                                    Officer and Secretary
Ludo J. Reynders, Ph.D.                 43        Chief Executive Officer, CRO Division, and Director
David F. White                          53        Chief Executive Officer, Innovex Division
Lawrence S. Lewin                       58        Chief Executive Officer, Lewin-Benefit Division, and Director


         Dennis B. Gillings, Ph.D. founded the Company in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. From 1972-1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Board of Directors of the University of North Carolina School of Public Health Foundation. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

         Barrie S. Haigh became Vice Chairman of the Board of Directors and Chief Customer Officer in January 1997. Mr. Haigh founded Innovex in 1979 and served as its Chairman until November 1996 when Innovex merged with the Company. From 1979 until August 1994, Mr. Haigh served as Chief Executive Officer and Chairman of the Board of Innovex. Previously, Mr. Haigh held management positions with Syntex, Merck Sharp and Dohme. Mr. Haigh is a member of the Board of Management of the Association of the British Pharmaceutical Industry and a Fellow of the Royal Pharmaceutical Society of Great Britain for distinction in the profession of Pharmacy. Mr. Haigh received a degree in pharmacy from Bradford University.

         Santo J. Costa became President and Chief Operating Officer of the Company on April 1, 1994 and has been a director since April 1994. From July 1, 1993 to March 31, 1994, Mr. Costa directed the affairs of his own consulting firm, Santo J. Costa & Associates, which focused on pharmaceutical and biotechnology companies. Prior to June 30, 1993, Mr. Costa served seven years at Glaxo, Inc., a pharmaceutical company, as Senior Vice President Administration and General Counsel and a member of the Board of Directors. Mr. Costa serves as a director of NPS Pharmaceuticals. Mr. Costa received his law degree from St. John's University.

         Rachel R. Selisker, a certified public accountant, serves as Chief Financial Officer, Executive Vice President Finance and Treasurer for the Company and has been the Company's principal financial officer since 1987. Ms. Selisker has served as a director of the Company since November 1995. From 1981-1987, Ms. Selisker was with the accounting firm of Oppenheim, Appel, Dixon & Co. in Raleigh, North Carolina.

         Gregory D. Porter has served as Executive Vice President, Chief Administrative and Legal Officer, General Counsel and Secretary since January 1997. Mr. Porter joined the Company in September 1994 as Vice President, General Counsel and Secretary. From 1982 to September 1994, Mr. Porter was in the private practice of law. From 1981 to 1982, Mr. Porter clerked with the Honorable William Matthew Byrne of the U.S. District Court for the Central District of California. Mr. Porter received his law degree from the University of North Carolina at Chapel Hill.

         Ludo J. Reynders, Ph.D. serves as Chief Executive Officer of the Company's CRO Division. He has managed European clinical operations since joining the Company in 1988. Dr. Reynders has served as a director of the Company since January 1, 1995. Prior to joining the Company, Dr. Reynders managed the biostatistics and data management department of the Bristol-Myers Co. Pharmaceutical Research and Development Division, located in Brussels, Belgium. Dr. Reynders received an M.S. and Ph.D. in Applied Sciences from the University of Louvain, Louvain, Belgium.

         David F. White serves as the Chief Executive Officer of the Company's Innovex Division. Mr. White joined Innovex as Chief Executive Officer in September 1994 from ICI plc. At ICI, he had a broad career principally in the pharmaceutical business. After successive appointments as Managing Director of Stuart Pharmaceuticals from June 1984 to October 1985 and General Manager, ICI Pharmaceuticals (U.K.) from November 1985 to December 1988, he was promoted to lead the global plastics and acrylics businesses.

         Lawrence S. Lewin serves as the Chief Executive Officer of the Company's Lewin-Benefit Division and has served as the Chief Executive Officer of The Lewin Group, Inc., a subsidiary of the Company, since May 1996. Mr. Lewin has been a director of the Company since June 1996. Between November 1992 and May 1996, Mr. Lewin served as the Chairman and Chief Executive Officer of Lewin-VHI, Inc., a healthcare consulting firm specializing in performing economic analyses, product profiles, and strategic development for healthcare reform and medical reimbursement and the establishment of medical guidelines. Mr. Lewin serves as a director of Apache Medical Systems, Inc. and as a member of the advisory boards of the Hambrecht & Quist Healthcare Investors Fund and the Hambrecht & Quist Life Sciences Fund. Mr. Lewin received an M.B.A. from Harvard Business School.

ITEM 2. PROPERTIES

         The Company has over 50 offices located in 20 countries. The Company's executive headquarters and one of its operating units are located adjacent to Research Triangle Park, North Carolina. The Company also leases facilities in Mountain View, California; San Diego, California; San Francisco California; Smyrna, Georgia; Lenexa, Kansas; Bethesda, Maryland; Gaithersburg, Maryland; Rockville, Maryland; Cambridge, Massachusetts; Cranford, New Jersey; Parsippany, New Jersey; Yardley, Pennsylvania; Arlington, Virginia; Fairfax, Virginia; Buenos Aires, Argentina; Melbourne, Australia; North Sydney, Australia; Vienna, Austria; Antwerp, Belgium; Brussels, Belgium; Louvain-La-

Neuve, Belgium; Mechelin, Belgium; Montreal, Canada; Copenhagen, Denmark; Adelaide, England; Battle, England; Esher, England; Ledbury, England; London, England; Bracknell, England; Marlow, England; Staines, England; Espon, Finland; Paris, France; Gennevilliers, France; Neuilly sur seine, France; Strasbourg, France; Freiburg, Germany; Neu-Isenberg, Germany (Frankfurt); Mannheim, Germany; Weil am Rhein, Germany; Dublin, Ireland; Milan, Italy; Tokyo, Japan; Osaka, Japan; Hoofddorp, The Netherlands; Leiden, The Netherlands; Schiedam, The Netherlands; Auckland, New Zealand; Pretoria, South Africa; Edinburgh, Scotland; Madrid, Spain; Barcelona, Spain; Uppsala, Sweden; China, Hong Kong and Singapore. In addition, the Company owns a facility in Ledbury, England and Lenexa, Kansas. Quintiles believes that its facilities are adequate for the Company's operations and suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS

         No material legal proceedings are pending to which Quintiles, its subsidiaries or any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 26, 1996, a Special Meeting of the Shareholders of the Company, at which a quorum was present, was held to approve (1) the issuance by the Company of 9,214,239 shares (plus an additional 786,226 shares subject to options) of the Company's Common Stock to the shareholders of Innovex; and (2) an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 50,000,000 to 200,000,000.

         The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter referenced above were as follows:

                                    Votes Against                    Broker
                    Votes For        or Withheld      Abstentions  Non-Votes
                    ---------       -------------     -----------  ---------
Proposal 1         13,779,082            11,167         37,268         0
Proposal 2          9,551,296         4,239,287         36,934         0



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for the Company's Common Stock is incorporated by reference from page 47 and page 50, "Security Information", of the Company's 1996 Annual Report to Shareholders included as Exhibit 13 to this report.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1996, in connection with the share exchange with Innovex, the Company issued an aggregate of 8,920,588 shares of Common Stock, which were not registered under the Securities Act of 1933, as amended, to certain shareholders of Innovex in exchange for their shares of Innovex. The issuance of such shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering and in reliance upon Regulation D under Section 4(2). The Company previously reported on a Current Report on Form 8-K, dated November 22, 1996, the issuance in the share exchange with Innovex of 293,651 shares of Common Stock in compliance with Regulation S under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         This information is incorporated by reference from page 20, "Selected Consolidated Financial Data", of the Company's 1996 Annual Report to Shareholders included as Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is incorporated by reference from pages 22-28, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Company's 1996 Annual Report to Shareholders included as
Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information are incorporated by reference from pages 29-48 of the Company's 1996 Annual Report to Shareholders included as Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the Company's directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held April 30, 1997. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on page 15 of this report.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held April 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data included in the 1996 Annual Report to Shareholders, filed as
Exhibit 13 to this report, are incorporated by reference in Item 8 of this report.

                                                                                 Annual Report to
            Financial Statements                              Form 10-K Page    Shareholders Page
            --------------------                              --------------    -----------------
Consolidated Statements of Income for the years ended               17                  29
December 31, 1996, 1995 and 1994

Consolidated Balance Sheets as of December 31, 1996                 17                30-31
and 1995

Consolidated Statements of Cash Flows for the years                 17                32-33
ended December 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the             17                  34
years ended December 31, 1996, 1995 and 1994

Report of Independent Auditors                                      17                  48


(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit        Description
-------        -----------

3.01(1)        Amended and Restated Articles of Incorporation, as amended

3.02(2)        Amended and Restated Bylaws

4.01(3)        Indenture, dated as of May 17, 1996, between the Company and Marine Midland
               Bank, as Trustee, with respect to the Company's 4.25% Convertible Subordinated
               Notes due May 31, 2000

4.02           Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)

4.03           Amended and Restated Bylaws (see Exhibit 3.02)

4.04(4)        Specimen certificate for Common Stock, $0.01 par value per share

4.05(1)        Form of the Company's 4.25% Convertible Subordinated Notes in Unrestricted
               Global Form


4.06(1)        Form of the Company's 4.25% Convertible Subordinated Notes in Certificated
               Form.

4.07(3)        Registration Rights Agreement, dated as of May 17, 1996, by and among the
               Company, Goldman Sachs International and Smith Barney, Inc.

10.01(4)       Agreement for the Development of Standardized Nomenclature, dated March 22,
               1993, by and between the Company and the United States Food and Drug
               Administration

10.02(4)       Stock Purchase Agreement, dated June 7, 1991, by and among Thompson Clive
               Investments plc, Midland Bank Trust Company Limited, as Trustee of the
               Thompson Clive Growth Companies Fund, Midland Bank Trust Corporation
               (Jersey) Limited, as Trustee of Thompson Clive Ventures, Midland Bank Trust
               Corporation (Jersey) Limited, as Trustee of Thompson Clive Ventures L.P., and the
               Company

10.03(4)       Stock Purchase Agreement, dated October 29, 1992, by and among Thompson Clive
               Investments plc, Midland Bank Trust Company Limited, as Trustee of the
               Thompson Clive Growth Companies Fund, Midland Bank Trust Corporation
               (Jersey) Limited, as Trustee of Thompson Clive Ventures, Midland Bank Trust
               Corporation (Jersey) Limited, as Trustee of Thompson Clive Ventures L.P., and the
               Company

10.04(4)       Stock Purchase Agreement, dated July 28, 1993, by and between Thompson Clive
               Investments plc and the Company

10.05(4)(5)    Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B.
               Gillings and the Company

10.06(4)(5)(6) Employment Agreement, dated February 22, 1994, by and between Santo J. Costa and the Company, as amended on November 4, 1994

10.07(5)(6)    Employment Agreement, dated January 1, 1995, by and between Rachel R. Selisker and the Company

10.08(4)(5)    Employment Agreement, dated January 15, 1988, by and between Dr. Ludo
               Reynders and Quintiles (UK) Limited

10.09(5)       Employment Agreement, dated November 29, 1996, by and between Barrie S. Haigh and the Company

10.10(5)       Deed of Non-Competition, dated as of November 29, 1996, between Barrie S. Haigh and the Company

10.11(5)       Employment Agreement, dated May 13, 1996, by and between Lawrence S. Lewin and The Lewin Group, Inc. (a wholly-owned subsidiary of the Company)

10.12(5)       Service Agreement, dated March 31, 1993, between Innovex Holdings Limited and
               Paul Knott

10.13(5)       Deed of Non-Competition, dated November 29, 1996, between Paul Knott and the
               Company

10.14(5)       Service Agreement, dated September 2, 1994, between Innovex Holdings Limited and David F. White

10.15(5)       Deed of Non-Competition, dated November 29, 1996, between David F. White and the Company

10.16(2)(5)    Employment letter agreement, dated May 31, 1994, by and between Gregory D.
               Porter and the Company

10.17(4)(5)    Non-Qualified Employee Incentive Stock Option Plan

10.18(4)(5)    Equity Compensation Plan

10.19(5)(6)    Amended and Restated Employee Stock Ownership Plan and Trust

10.20(4)(5)    Quintiles (UK) Limited Approved Profit Sharing Scheme

10.21(4)(5)    Quintiles Ireland Limited Approved Profit Sharing Scheme

10.22(4)(5)    Quintiles (UK) Limited Executive Share Option Scheme

10.23(2)(5)    Quintiles Group Executive Share Option Scheme

10.24(5)(7)    Quintiles Employee Stock Purchase Plan

10.25(5)(7)    Quintiles/BRI Nonqualified Stock Option Plan

10.26(5)(7)    Innovex Limited 1996 Unapproved Executive Share Option Scheme

10.27(5)(8)    Quintiles/Lewin Stock Option Plan

10.28(6)       Loan Agreement, dated August 31, 1994, between the Company and Branch Banking &
               Trust Company, as amended August 31, 1996 and February 28, 1997 (amendments filed herewith)

10.29(6)       Form of Guaranty Agreement, dated August 31, 1994, by and between Branch
               Banking & Trust Company and each of Quintiles Pacific, Inc., Quintiles, Inc.,
               Quintiles Laboratories Limited and International Clinical Research Corporation

10.30(4)       Lease, dated January 20, 1992, by and between Durham Park, operating as a Joint
               Venture, Imperial Center, and Quintiles, Inc. as amended on April 6, 1992, April 16,
               1992, May 12, 1992, May 13, 1992, March 10, 1993, and September 1, 1993

10.31(2)(6)    Lease dated September 8, 1994, by and between Petula Associates Ltd. and
               Quintiles, Inc., as amended on September 30, 1994, January 10, 1995, April 12,
               1995 and August 11, 1995


10.32(4)       Lease Agreement, dated December 9, 1992, by and between South Bay/Copley Joint
               Venture and the Company, as amended March 3, 1993

10.33(6)       Lease, effective January 1, 1995, by and between The Norwich Union Life Insurance
               Society, Earlsfort Centre and Quintiles Ireland Limited and guaranteed by Quintiles,
               Inc.

10.34(4)       Leases, dated December 1, 1993, by and between The Norwich Union Life Insurance
               Society, Quintiles (UK) Limited, and the Company (as surety)

10.35(2)       Lease, dated August 31, 1995, by and between California Public Employees'
               Retirement System and International Clinical Research Corp., as amended October
               25, 1995

10.36          Lease, dated November 6, 1996, by and between Seagate Technology, Inc. and
               Innovex

10.37          Lease, dated December 20, 1996, by and between The Norwich Union Life
               Insurance Society and Quintiles (U.K.) Limited

10.38          Lease, dated August 14, 1996, by and between PRUBETA-3 and Innovex, Inc.

10.39          Lease, dated November 30, 1995, by and between Lenexa Industrial Park, Inc. and
               Innovex, Inc.

10.40          Sublease, dated January 18, 1996, by and between Legent Corporation and Innovex,
               Inc.

10.41(9)       Agreement for the Provision of Research Services and Lease of Business Assets
               dated as of March 3, 1995, between Syntex Pharmaceuticals Limited, Quintiles
               Scotland Limited, Quintiles (UK) Limited, and Roche Products Limited

10.42(2)(5)    Consulting Agreement dated as of March 15, 1995 between the Company and A.M.
               Pappas & Associates, L.L.C.

10.43(10)      Share Exchange Agreement dated as of May 2, 1995 by and between Quintiles
               Transnational Corp., Quintiles Holding S.A., ACTA, Eric Jacques Souetre, Pierre
               Souetre, Jean Claude Souetre, Christophe Celerier, Paul Boilait, Caroline Boilait,
               Debessa BV, Marc Riviere

10.44(10)      Employment and Consulting Agreement dated as of May 2, 1995 between Quintiles
               Inc. and Eric Jacques Souetre

10.45(10)      Stock Option Agreement dated as of May 2, 1995 between Quintiles Transnational
               Corp. and Eric Jacques Souetre

10.46(10)      Covenant to Assist Buyer and Covenant Not to Compete with Buyer dated as of May
               2, 1995 between Quintiles Transnational Corp. or it assignee, Quintiles Holding
               S.A., and Eric Jacques Souetre

10.47(11)      Share Purchase Agreement dated as of September 19, 1995 by and among Quintiles
               Holdings Limited, TSI Corporation (the sole shareholder of G.D.R.U. Limited) and
               Genzyme Transgenics Corporation

10.48(12)      Merger Agreement, dated as of September 16, 1996, by and among the Company,
               BRI Acquisition Corp. and BRI

10.49(13)      Share Exchange Agreement, dated as of October 4, 1996, among Innovex, the
               Company and the shareholders of Innovex

10.50(14)      Registration Rights Agreement, dated as of November 29, 1996, by and among the
               Company and the shareholders of Innovex

10.51(15)      Supplemental agreement to Registration Rights Agreement by and among the
               Company and Certain Shareholders Party Thereto, dated as of February 11, 1997

10.52(16)      Asset Purchase Agreement, dated as of April 16, 1996, among The Lewin Group,
               Inc., the Company, Lewin-VHI, Inc., Value Health, Inc., Lawrence S. Lewin and
               Robert J. Rubin

10.53          Underwriting Agreement, dated March 6, 1997, by and between the Company and
               Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Smith Barney Inc. and
               William Blair & Company, L.L.C., as representatives of the several Underwriters named in Schedule 1 thereto

10.54          Underwriting Agreement (International Version), dated March 6, 1997, by and between the Company and Goldman Sachs International, Morgan Stanley & Co.
               International Limited, Smith Barney Inc. and William Blair & Company, L.L.C., as
               representatives of the several Underwriters named in Schedule 1 thereto

13             Portions of the Annual Report to Shareholders for fiscal year ended December 31,
               1996, which are incorporated herein by reference.

21             Subsidiaries of the Company

23             Consent of Ernst & Young LLP

99.01          Risk Factors relating to the Company

----------

         (1) Exhibit to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission (Registration No. 333-19009) effective February 21, 1997 and incorporated herein by reference.

         (2) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1996, as amended on May 16, 1996, and incorporated herein by reference.

         (3) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 15, 1996 and incorporated herein by reference.

         (4) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-75766) effective April 20, 1994 and incorporated herein by reference.

         (5)      Executive compensation plans and arrangements.

         (6) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 1995 and incorporated herein by reference.

         (7) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-16553) effective November 21, 1996 and incorporated herein by reference.

         (8) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-03603) effective May 13, 1996 and incorporated herein by reference.

         (9) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1995 and incorporated herein by reference.

         (10) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 1995 and incorporated herein by reference.

         (11) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 1995 and incorporated herein by reference.

         (12) Exhibit to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Registration No. 333-12573) effective October 15, 1996 and incorporated herein by reference.

         (13) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 11, 1996 and incorporated herein by reference.

         (14) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 1996 and incorporated herein by reference.

         (15) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 1997 and incorporated herein by reference.

         (16) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed one report on Form 8-K, dated October 6, 1996, and one report on Form 8-K, dated November 22, 1996, during the three months ended December 31, 1996. The report on Form 8-K, dated October 6, 1996, reported the signing of a definitive share exchange agreement with Innovex Limited, an international contract pharmaceutical organization based in Marlow, United Kingdom and the shareholders of Innovex. The Company also filed the Financial Statements of the Innovex Companies, which comprise a combination of Innovex PLC and Innovex Holdings Limited and its subsidiaries, as of March 31, 1995 and 1996 and Report of Independent Auditors. The Company also filed the Unaudited ProForma

         Combined Condensed Financial Information for the Registrant for the years ended December 31, 1995, 1994 and 1993 and the six months ended June 30, 1996 and 1995 reflecting the acquisitions of BRI and Innovex. The report on Form 8-K, dated November 22, 1996, reported the consummation of both the acquisition of BRI and the combination with Innovex. No financial statements were included with such report. No other reports on Form 8-K were filed during the quarter ended December 31, 1996. On January 16, 1997, the Company filed a report on Form 8-K/A, dated January 16, 1997, which included Unaudited Interim Condensed Financial Statements of Innovex and BRI and Unaudited ProForma Combined Condensed Financial Statements of the Company, Innovex and BRI. On February 7, 1997, the Company filed a report on Form 8-K, dated February 7, 1997, reporting certain information regarding certain effects of governmental regulation of its business and filing the Consolidated Financial Statements of the Company for the fiscal year ended December 31, 1996. On March 5, 1997, the Company filed a report on Form 8-K with respect to a supplemental agreement to the Registration Rights Agreement filed as Exhibit 10.51 to this report. No other reports on Form 8-K have been filed since that date.

                           FORWARD-LOOKING STATEMENTS

         Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other various thereof or comparable terminology.

         The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's dependence on certain industries and clients, the management of its growth, the risks associated with acquisitions, risks relating to contract sales services, competition within the industry, the loss or delay of large contracts, dependence on personnel and government regulation and the other Risk Factors described in Exhibit 99.01 attached to this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 25th day of March, 1997.


                               QUINTILES TRANSNATIONAL CORP.


                               By:  /s/ Dennis B. Gillings
                                    -----------------------------------------
                                    Dennis B. Gillings
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis B. Gillings and Rachel R. Selisker and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                       Title                                                         Date
---------                       -----                                                         ----


/s/ Dennis B. Gillings, Ph.D.   Chairman of the Board of Directors and Chief Executive        March 25, 1997
-----------------------------       Officer
Dennis B. Gillings, Ph.D.

/s/ Rachel R. Selisker          Chief Financial Officer, Executive Vice President Finance,    March 25, 1997
-----------------------------       Treasurer and Director
Rachel R. Selisker

/s/ Robert C. Bishop, Ph.D.     Director                                                      March 21, 1997
-----------------------------
Robert C. Bishop, Ph.D.

/s/ Vaughn D. Bryson            Director                                                      March 25, 1997
-----------------------------
Vaughn D. Bryson

/s/ Santo J. Costa              President, Chief Operating Officer and Director               March 25, 1997
-----------------------------
Santo J. Costa

/s/ Chester W. Douglass, Ph.D.  Director                                                      March 25, 1997
-----------------------------
Chester W. Douglass, Ph.D.

/s/ John G. Fryer, Ph.D.        Director                                                      March 23, 1997
-----------------------------
John G. Fryer, Ph.D.

/s/ Barrie S. Haigh             Vice Chairman of the Board of Directors and Chief             March 25, 1997
-----------------------------
Barrie S. Haigh                 Customer Officer

/s/  Paul Knott, Ph.D.          Senior Vice President, International Strategic Development,   March 25, 1997
-----------------------------   and Director
Paul Knott, Ph.D.

/s/ Lawrence S. Lewin           Chief Executive Officer, Lewin-Benefit Division, and          March 25, 1997
-----------------------------
Lawrence S. Lewin               Director

/s/ Arthur M. Pappas            Director                                                      March 21, 1997
-----------------------------
Arthur M. Pappas

                                Chief Executive Officer, CRO Division, and Director           March   , 1997
-----------------------------
Ludo J. Reynders, Ph.D.

/s/ Eric J. Souetre             President, Benefit International SNC, and Director            March 25, 1997
-----------------------------
Eric J. Souetre

/s/ Richard H. Thompson         Director                                                      March 25, 1997
-----------------------------
Richard H. Thompson


                                  EXHIBIT INDEX

Exhibit          Description                                                         Page
-------          -----------                                                         ----

3.01(1)          Amended and Restated Articles of Incorporation, as amended

3.02(2)          Amended and Restated Bylaws

4.01(3) Indenture, dated as of May 17, 1996, between the Company and Marine Midland Bank, as Trustee, with respect to the Company's
                 4.25% Convertible Subordinated Notes due May 31, 2000

4.02             Amended and Restated Articles of Incorporation, as amended (see
                 Exhibit 3.01)

4.03             Amended and Restated Bylaws (see Exhibit 3.02)

4.04(4)          Specimen certificate for Common Stock, $0.01 par value per share

4.05(1)          Form of the Company's 4.25% Convertible Subordinated Notes in
                 Unrestricted Global Form

4.06(1)          Form of the Company's 4.25% Convertible Subordinated Notes in
                 Certificated Form.

4.07(3) Registration Rights Agreement, dated as of May 17, 1996, by and among the Company, Goldman Sachs International and Smith
                 Barney, Inc.

10.01(4) Agreement for the Development of Standardized Nomenclature, dated March 22, 1993, by and between the Company and the United
                 States Food and Drug Administration

10.02(4)         Stock Purchase Agreement, dated June 7, 1991, by and among
                 Thompson Clive Investments plc, Midland Bank Trust Company
                 Limited, as Trustee of the Thompson Clive Growth Companies Fund,
                 Midland Bank Trust Corporation (Jersey) Limited, as Trustee of
                 Thompson Clive Ventures, Midland Bank Trust Corporation (Jersey)
                 Limited, as Trustee of Thompson Clive Ventures L.P., and the
                 Company

10.03(4)         Stock Purchase Agreement, dated October 29, 1992, by and among
                 Thompson Clive Investments plc, Midland Bank Trust Company
                 Limited, as Trustee of the Thompson Clive Growth Companies Fund,
                 Midland Bank Trust Corporation (Jersey) Limited, as Trustee of
                 Thompson Clive Ventures, Midland Bank Trust Corporation (Jersey)
                 Limited, as Trustee of Thompson Clive Ventures L.P., and the
                 Company

10.04(4)         Stock Purchase Agreement, dated July 28, 1993, by and between
                 Thompson Clive Investments plc and the Company

10.05(4)(5)      Employment Agreement, dated February 22, 1994, by and between
                 Dr. Dennis B. Gillings and the Company

10.06(4)(5)(6)   Employment Agreement, dated February 22, 1994, by and between
                 Santo J. Costa and the Company, as amended on November 4, 1994

10.07(5)(6)      Employment Agreement, dated January 1, 1995, by and between
                 Rachel R. Selisker and the Company

10.08(4)(5)      Employment Agreement, dated January 15, 1988, by and between Dr.
                 Ludo Reynders and Quintiles (UK) Limited

10.09(5)         Employment Agreement, dated November 29, 1996, by and between
                 Barrie S. Haigh and the Company

10.10(5)         Deed of Non-Competition, dated as of November 29, 1996, between
                 Barrie S. Haigh and the Company

10.11(5)         Employment Agreement, dated May 13, 1996, by and between
                 Lawrence S. Lewin and The Lewin Group, Inc. (a wholly-owned subsidiary of the Company)

10.12(5)         Service Agreement, dated March 31, 1993, between Innovex
                 Holdings Limited and Paul Knott

10.13(5)         Deed of Non-Competition, dated November 29, 1996, between Paul
                 Knott and the Company

10.14(5)         Service Agreement, dated September 2, 1994, between Innovex
                 Holdings Limited and David F. White

10.15(5)         Deed of Non-Competition, dated November 29, 1996, between David
                 F. White and the Company

10.16(2)(5)      Employment letter agreement, dated May 31, 1994, by and between
                 Gregory D. Porter and the Company

10.17(4)(5)      Non-Qualified Employee Incentive Stock Option Plan

10.18(4)(5)      Equity Compensation Plan

10.19(5)(6)      Amended and Restated Employee Stock Ownership Plan and Trust

10.20(4)(5)      Quintiles (UK) Limited Approved Profit Sharing Scheme

10.21(4)(5)      Quintiles Ireland Limited Approved Profit Sharing Scheme

10.22(4)(5)      Quintiles (UK) Limited Executive Share Option Scheme

10.23(2)(5)      Quintiles Group Executive Share Option Scheme

10.24(5)(7)      Quintiles Employee Stock Purchase Plan

10.25(5)(7)      Quintiles/BRI Nonqualified Stock Option Plan

10.26(5)(7)      Innovex Limited 1996 Unapproved Executive Share Option Scheme

10.27(5)(8)      Quintiles/Lewin Stock Option Plan

10.28(6)         Loan Agreement, dated August 31, 1994, between the Company and
                 Branch Banking & Trust Company, as amended August 31, 1996 and
                 February 28, 1997 (amendments filed herewith)

10.29(6)         Form of Guaranty Agreement, dated August 31, 1994, by and
                 between Branch Banking & Trust Company and each of Quintiles
                 Pacific, Inc., Quintiles, Inc., Quintiles Laboratories Limited and
                 International Clinical Research Corporation

10.30(4)         Lease, dated January 20, 1992, by and between Durham Park, operating as a Joint Venture, Imperial Center, and Quintiles, Inc. as
                 amended on April 6, 1992, April 16, 1992, May 12, 1992, May 13,
                 1992, March 10, 1993, and September 1, 1993

10.31(2)(6)      Lease dated September 8, 1994, by and between Petula Associates
                 Ltd. and Quintiles, Inc., as amended on September 30, 1994, January
                 10, 1995, April 12, 1995 and August 11, 1995

10.32(4)         Lease Agreement, dated December 9, 1992, by and between South
                 Bay/Copley Joint Venture and the Company, as amended March 3,
                 1993

10.33(6)         Lease, effective January 1, 1995, by and between The Norwich Union
                 Life Insurance Society, Earlsfort Centre and Quintiles Ireland
                 Limited and guaranteed by Quintiles, Inc.

10.34(4)         Leases, dated December 1, 1993, by and between The Norwich Union
                 Life Insurance Society, Quintiles (UK) Limited, and the Company (as
                 surety)

10.35(2)         Lease, dated August 31, 1995, by and between California Public
                 Employees' Retirement System and International Clinical Research
                 Corp., as amended October 25, 1995

10.36            Lease, dated November 6, 1996, by and between Seagate
                 Technology, Inc. and Innovex

10.37            Lease, dated December 20, 1996, by and between The Norwich
                 Union Life Insurance Society and Quintiles (U.K.) Limited

10.38            Lease, dated August 14, 1996, by and between PRUBETA-3 and
                 Innovex, Inc.

10.39            Lease, dated November 30, 1995, by and between Lenexa Industrial
                 Park, Inc. and Innovex, Inc.

10.40            Sublease, dated January 18, 1996, by and between Legent
                 Corporation and Innovex, Inc.

10.41(9)         Agreement for the Provision of Research Services and Lease of
                 Business Assets dated as of March 3, 1995, between Syntex
                 Pharmaceuticals Limited, Quintiles Scotland Limited, Quintiles (UK)
                 Limited, and Roche Products Limited

10.42(2)(5)      Consulting Agreement dated as of March 15, 1995 between the
                 Company and A.M. Pappas & Associates, L.L.C.

10.43(10)        Share Exchange Agreement dated as of May 2, 1995 by and between
                 Quintiles Transnational Corp., Quintiles Holding S.A., ACTA, Eric
                 Jacques Souetre, Pierre Souetre, Jean Claude Souetre, Christophe
                 Celerier, Paul Boilait, Caroline Boilait, Debessa BV, Marc Riviere

10.44(10)        Employment and Consulting Agreement dated as of May 2, 1995 between Quintiles Inc. and Eric Jacques Souetre

10.45(10)        Stock Option Agreement dated as of May 2, 1995 between Quintiles
                 Transnational Corp. and Eric Jacques Souetre

10.46(10)        Covenant to Assist Buyer and Covenant Not to Compete with Buyer dated as of May 2, 1995 between Quintiles Transnational Corp. or it assignee, Quintiles Holding S.A., and Eric Jacques Souetre

10.47(11)        Share Purchase Agreement dated as of September 19, 1995 by and among Quintiles Holdings Limited, TSI Corporation (the sole shareholder of G.D.R.U. Limited) and Genzyme Transgenics
                 Corporation

10.48(12)        Merger Agreement, dated as of September 16, 1996, by and among the Company, BRI Acquisition Corp. and BRI

10.49(13)        Share Exchange Agreement, dated as of October 4, 1996, among
                 Innovex, the Company and the shareholders of Innovex

10.50(14)        Registration Rights Agreement, dated as of November 29, 1996, by and among the Company and the shareholders of Innovex

10.51(15)        Supplemental agreement to Registration Rights Agreement by and among the Company and Certain Shareholders Party Thereto, dated as of February 11, 1997

10.52(16)        Asset Purchase Agreement, dated as of April 16, 1996, among The
                 Lewin Group, Inc., the Company, Lewin-VHI, Inc., Value Health,
                 Inc., Lawrence S. Lewin and Robert J. Rubin

10.53            Underwriting Agreement, dated March 6, 1997, by and between the
                 Company and Goldman, Sachs & Co., Morgan Stanley & Co.
                 Incorporated, Smith Barney Inc. and William Blair & Company,
                 L.L.C., as representatives of the several Underwriters named in
                 Schedule 1 thereto

10.54            Underwriting Agreement (International Version), dated March 6,
                 1997, by and between the Company and Goldman Sachs
                 International, Morgan Stanley & Co. International Limited, Smith
                 Barney Inc. and William Blair & Company, L.L.C., as representatives of the several Underwriters named in Schedule 1 thereto

13               Portions of the Annual Report to Shareholders for fiscal year ended
                 December 31, 1996, which are incorporated herein by reference.

21               Subsidiaries of the Company

23               Consent of Ernst & Young LLP

99.01            Risk Factors relating to the Company


----------

(1) Exhibit to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission (Registration No. 333-19009) effective February 21, 1997 and incorporated herein by reference.

(2) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1996, as amended on May 16, 1996, and incorporated herein by reference.

(3) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 15, 1996 and incorporated herein by reference.

(4) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-75766) effective April 20, 1994 and incorporated herein by reference.

(5)      Executive compensation plans and arrangements.

(6) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 1995 and incorporated herein by reference.

(7) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-16553) effective November 21, 1996 and incorporated herein by reference.

(8) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-03603) effective May 13, 1996 and incorporated herein by reference.

(9) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1995 and incorporated herein by reference.

(10) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 1995 and incorporated herein by reference.

(11) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 1995 and incorporated herein by reference.

(12) Exhibit to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Registration No. 333-12573) effective October 15, 1996 and incorporated herein by reference.

(13) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 11, 1996 and incorporated herein by reference.

(14) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 1996 and incorporated herein by reference.

(15) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 1997 and incorporated herein by reference.

(16) Exhibit to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 1996 and incorporated herein by reference.