Form 10-Q
period 1997-03-31
QUINTILES TRANSNATIONAL CORP
filed 1997-05-15
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1997

                        Commission file number 340-23520


                          QUINTILES TRANSNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                North Carolina                             56-1714315
-------------------------------------------        -----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

     4709 Creekstone Dr., Suite 300
                Durham, NC                                  27703-8411
-------------------------------------------        -----------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (919) 941-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1997, was 34,842,729.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                      Index



                                                                            Page
                                                                            ----
Part I.      Financial Information

             Item 1.     Financial Statements (Unaudited)

                         Condensed consolidated balance sheets -
                         March 31, 1997 and December 31, 1996                 3

                         Condensed consolidated statements of
                         income - Three months ended
                         March 31, 1997 and 1996                              4

                         Condensed consolidated statements of
                         cash flows - Three months ended
                         March 31, 1997 and 1996                              5

                         Notes to condensed consolidated financial
                         statements - March 31, 1997                          6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        8

Part II.     Other Information                                               11


Signatures                                                                   13

Exhibit Index                                                                14

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           MARCH 31         DECEMBER 31
                                                             1997               1996
                                                          ---------          ---------
                                                        (Unaudited)           (Note 1)
                                                                  (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                              $ 128,894          $  62,032
   Accounts receivable and unbilled services                189,126            178,579
   Investments                                               32,666             37,623
   Other                                                     15,637             12,656
                                                          ---------          ---------
Total current assets                                        366,323            290,890

Property and equipment                                      194,433            178,466
Less accumulated depreciation                                60,581             54,286
                                                          ---------          ---------
                                                            133,852            124,180
Non-current assets:
   Investments                                               26,214             25,083
   Intangibles                                               70,913             66,804
   Deferred income taxes                                     58,832               --
   Deposits and other                                        11,272             11,048
                                                          ---------          ---------
Total non-current assets                                    167,231            102,935
                                                          ---------          ---------
Total assets                                              $ 667,406          $ 518,005
                                                          =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                     88,115             85,366
   Credit arrangements, current                              17,005             22,614
   Unearned income                                           76,481             77,825
   Income taxes and other                                    11,236              9,077
                                                          ---------          ---------
Total current liabilities                                   192,837            194,882

Long-term liabilities:
   Credit arrangements, less current portion                152,673            146,869
   Long-term obligation                                      21,112             21,823
   Deferred income taxes and other                            4,492             10,083
                                                          ---------          ---------
                                                            178,277            178,775
                                                          ---------          ---------
Total liabilities                                           371,114            373,657

Shareholders' equity:
    Common Stock and additional paid-in capital,
      34,794,633 and 33,149,962 shares issued and
      outstanding at March 31, 1997 and December
      31, 1996, respectively                                289,283            139,221
   Retained earnings                                         16,089              5,702
   Other equity                                              (9,080)              (575)
                                                          ---------          ---------
Total shareholders' equity                                  296,292            144,348
                                                          ---------          ---------
Total liabilities and shareholders' equity                $ 667,406          $ 518,005
                                                          =========          =========

See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                1997              1996
                                              ---------          --------
                                        (In thousands, except per share data)

Net revenue                                   $ 169,976          $110,592

Costs and expenses:
   Direct                                        86,610            56,858
   General and administrative                    58,422            36,662
   Depreciation and amortization                  7,839             5,328
   Non-recurring:
      Restructuring                                --               2,373
      Special pension contribution                 --               2,329
                                              ---------          --------
Total costs and expenses                        152,871           103,550
                                              ---------          --------
Income from operations                           17,105             7,042

Other (expense) income, net                        (683)              215
                                              ---------          --------
Income before income taxes                       16,422             7,257
Income taxes                                      6,035             2,821
                                              ---------          --------

Net income                                    $  10,387          $  4,436
                                              =========          ========

Net income per share                          $    0.30          $   0.13
                                              =========          ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                 THREE MONTHS ENDED MARCH 31
                                                                   1997              1996
                                                                 ---------          --------
                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                       $  10,387          $  4,436
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                     7,839             5,328
   Change in operating assets and liabilities                      (10,012)           10,949
   Other                                                            (1,070)             (135)
   Change in fiscal year of pooled entity                             --              (9,378)
                                                                 ---------          --------
Net cash provided by operating activities                            7,144            11,200

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                     66                20
Acquisition of businesses, net of cash acquired                       --                (899)
Acquisition of intangible assets                                    (4,795)             --
Acquisition of property and equipment                              (17,587)           (9,039)
Security investments, net                                            3,226              --
Dividend paid by pooled entity                                        --              (9,162)
Change in fiscal year of pooled entity                                --              11,768
                                                                 ---------          --------
Net cash used in investing activities                              (19,090)           (7,312)

FINANCING ACTIVITIES
Proceeds from borrowings and line of credit                          3,491               658
Principal payments on borrowings and line of credit                 (8,277)             (884)
Principal payments on capital lease obligations                     (2,627)           (1,398)
Proceeds from issuance of common stock                              91,578               586
Stock issuance costs                                                (4,207)             --
Other                                                                 --                (101)
Change in fiscal year of pooled entity                                --               1,398
                                                                 ---------          --------
Net cash provided by financing activities                           79,958               259

Effect of foreign currency exchange rate changes on cash            (1,150)              (84)
                                                                 ---------          --------

Increase in cash and cash equivalents                               66,862             4,063
Cash and cash equivalents at beginning of period                    62,032            80,061
                                                                 ---------          --------
Cash and cash equivalents at end of period                       $ 128,894          $ 84,124
                                                                 =========          ========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1997


1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Net income per share is based on the weighted average number of shares of common stock outstanding during each period. Weighted average shares outstanding for the three month periods ended March 31 were as follows:


                                         Weighted Average Shares Outstanding

                                           1997                      1996
                                           ----                      ----
Three months ended March 31             34,565,853                33,901,731

2.     Significant Customer

No customer accounted for greater than 10% of consolidated net revenue for the three months ended March 31, 1997. One customer accounted for greater than 10% of consolidated net revenue for the three months ended March 31, 1996, as indicated below (in thousands):


                                        Three months ended
                                          March 31, 1996
                                  ------------------------------
               Customer A                     $14,232

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued



3.     Shareholders' Equity

       On March 12, 1997, the Company closed a public offering of 5,520,000 shares of common stock at a price to the public of $62.875 per share. Of the 5,520,000 shares sold, 1,415,000 shares were sold by the Company. Net proceeds to the Company which exclude underwriting discounts and offering expenses amounted to approximately $84.6 million.

4.     Income Taxes

       In the first quarter of 1997, the Company recorded an estimate of the deferred tax asset related to tax basis goodwill created by the Innovex acquisition, which is amortizable for U.S. tax purposes starting January 1, 1997. The gross amount of this deferred tax asset is estimated to be $99.5 million, for which a valuation allowance of $36.8 million was recorded to reflect possible limitations in the use of these tax benefits. A corresponding $62.7 million increase in additional paid in capital was recorded in accordance with generally accepted accounting principles.

5.     Subsequent Event

       On May 8, 1997, the Company announced the signing of a definitive agreement to acquire CerebroVascular Advances, Inc. ("CVA"), a clinical research company that is a leader in stroke clinical trials. The agreement calls for the merger of CVA into a wholly-owned subsidiary of the Company in exchange for approximately 251,000 shares of the Company's common stock, subject to adjustment prior to closing, in a pooling of interests transaction. Completion of the acquisition, subject to CVA shareholder approval and other customary conditions, is expected during the third quarter.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 and 1996
Net revenue increased 53.7% to $170.0 million for the first quarter of 1997, as compared to $110.6 million for the first quarter of 1996. In general, growth occurred across each of the Company's three geographic regions. Factors contributing to this growth include the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the first quarter of 1996 and the Company's acquisitions accounted for as purchases subsequent to March 31, 1996 which contributed approximately $6.9 million to the net revenue for the first quarter of 1997.

Direct costs, which include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts which are not included as reimbursed costs, increased 52.3% to $86.6 million for the quarter ended March 31, 1997 from $56.9 million for the quarter ended March 31, 1996 as a result of the increase in net revenue. Direct costs, as a percentage of net revenue, decreased slightly to 51.0% for the first quarter of 1997 versus 51.4% for the first quarter of 1996.

General and administrative expense, which includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, increased 59.4% to $58.4 million from $36.7 million for the quarters ended March 31, 1997 and 1996, respectively. This increase is primarily the result of growth and expansion, the increased commitment to developing the Company's proprietary software systems and an increase in the costs associated with personnel, facility management and outside services brought on by the Company's growth. General and administrative expense, as a percentage of net revenue, increased to 34.4% for the first quarter of 1997 from 33.2% for the first quarter of 1996. This increase is primarily the result of expenditures related to the development of a transnational divisional management infrastructure to facilitate the Company's management of future growth opportunities.

Depreciation and amortization increased to $7.8 million for the first quarter of 1997 from $5.3 million for the first quarter of 1996.

Income from operations was $17.1 million or 10.1% of net revenue for the first quarter of 1997 versus $7.0 million or 6.4% of net revenue for the first quarter of 1996. Excluding non-recurring costs, income from operations was $11.7 million or 10.6% of net revenue for the first quarter of 1996. During the first quarter of 1996, two non-recurring charges were recognized: a $2.4 million expense for an Innovex Limited internal reorganization and a related $2.3 million special pension contribution.

Other expense was $683,000 for the first quarter of 1997 as compared to other income of $215,000 for the first quarter of 1996. This fluctuation is primarily due to an increase of approximately $975,000 in net interest expense and a decrease in other expense of approximately $77,000. Amortization of

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


the issuance costs and interest relating to the Company's May 1996 private placement of its 4.25% Convertible Subordinated Notes due May 31, 2000 of approximately $1.8 million is included in determining net interest expense for the first quarter of 1997.

Income taxes, as a percentage of income before income taxes, decreased to 36.7% for the first quarter of 1997 versus 38.9% for the first quarter of 1996. This decrease is primarily due to an increase in profits in locations with lower tax rates and a tax benefit of approximately $148,000 from tax advantaged investment instruments.

Net income increased to $10.4 million for the first quarter of 1997 from $4.4 million for the first quarter of 1996. Excluding non-recurring costs, net income was $10.4 million or 6.1% of net revenue for the first quarter of 1997 versus $8.0 million or 7.2% of net revenue for the first quarter of 1996.

Liquidity and Capital Resources

Cash flows from operations were $7.1 million for the three months ended March 31, 1997 versus $11.2 million for the comparable period of 1996. Investing activities, for the three months ended March 31, 1997, consisted primarily of capital asset purchases, acquisition of Debra Chapman Consulting Group Pty Limited and the Medical Alliances Australia Pty Limited, and investment security purchases and maturities. These investing activities required an outlay of cash of $19.1 million for the first three months of 1997 compared to an outlay of $7.3 million for investing activities during the same period in 1996.

As of March 31, 1997, total working capital was $173.5 million versus $96.0 million as of December 31, 1996. Net receivables from clients (accounts receivable and unbilled services net of unearned income) increased to $112.6 million at March 31, 1997 as compared to $100.8 million at the end of 1996.

On March 12, 1997, the Company closed a public offering of 5,520,000 shares of its common stock at a price to the public of $62.875 per share. Of the 5,520,000 shares sold, 1,415,000 shares were sold by the Company and 4,105,000 shares were sold by selling shareholders. Net proceeds to the Company amounted to approximately $84.6 million.

The Company has a $4.0 million secured line of credit with a U.S. bank. Additionally, the Company has a (pound)6.0 million (approximately $9.8 million) unsecured line of credit with a U.K. bank and a (pound)5.0 million (approximately $8.2 million) secured overdraft facility with a second U.K. bank. A $15.0 million unsecured line of credit with a second U.S. bank expired in accordance with its terms during the quarter. At March 31, 1997, the Company had $518,000 and (pound)10.5 million (approximately $17.1 million) available under these arrangements.

The Company's primary cash needs on both a short-term basis and a long-term basis are for working capital, geographic expansion, addition of new services, potential acquisitions, general corporate purposes and capital expenditures.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Based on its current operating plan, the Company believes that its available cash and cash equivalents as of March 31, 1997, together with cash flow from operations and borrowings under its line of credit agreements, will be sufficient to meet its foreseeable cash needs.

Currently, the Company is evaluating a number of acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing to facilitate possible acquisitions or expansion.

In the first quarter of 1997, the Company recorded an estimate of the deferred tax asset related to tax basis goodwill created by the Innovex acquisition, which is amortizable for U.S. tax purposes starting January 1, 1997. The gross amount of this deferred tax asset is estimated to be $99.5 million, for which a valuation allowance of $36.8 million was recorded to reflect possible limitations in the use of these tax benefits. A corresponding $62.7 million increase in additional paid in capital was recorded in accordance with generally accepted accounting principles.


Recent Events

On May 8, 1997, the Company announced the signing of a definitive agreement to acquire CVA, a clinical research company that is a leader in stroke clinical trials. The agreement calls for the merger of CVA into a wholly-owned subsidiary of the Company in exchange for approximately 251,000 shares of the Company's common stock, subject to adjustment prior to closing, in a pooling of interests transaction. Completion of the acquisition, subject to CVA shareholder approval and other customary conditions, is expected during the third quarter.

Cautionary Statement for Forward-Looking Information

Information set forth in this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's dependence on certain industries and clients, management of its growth, risks associated with acquisitions, risks relating to contract sales services, competition within the industry, loss or delay of large contracts, dependence on personnel and government regulation and other Risk Factors described in Exhibit 99.01 filed with this report (and incorporated herein by reference).

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



PART II.   Other Information

Item 1.    Legal Proceedings -- Not applicable

Item 2.    Changes in Securities -- Not applicable

Item 3.    Defaults upon Senior Securities -- Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders -- Not applicable

Item 5.    Other Information

       (a) On or about March 27, 1997, the Company's Board of Directors mailed to Shareholders of Record at the close of business on February 25, 1997, a proxy statement and accompanying proxy card in connection with the solicitation of proxies for use at the Annual Meeting of Shareholders to be held on April 30, 1997 for the following purposes:

                           (1) To elect four nominees to serve as Class III directors with terms continuing until the Annual Meeting of Shareholders in 2000;

                           (2) To elect two nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 1999;

                           (3) To elect one nominee to serve as a Class I director with a term continuing until the Annual Meeting of Shareholders in 1998;

                           (4) To approve the Company's Employee Stock Purchase Plan;

                           (5) To ratify the appointment of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1997; and

                           (6) To transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           Exhibit                                   Description
           -------                                   -----------


           27.01                            Financial Data Schedule

           99.01*                           Risk Factors


------------
*Exhibit 99.01 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1997 and incorporated herein by reference.

           (b) The Company filed one report on Form 8-K/A, dated January 16, 1997, one report on Form 8-K, dated February 7, 1997, and one report on Form 8-K, dated March 5, 1997, during the three months ended March 31, 1997. On the report on Form 8-K/A, dated January 16, 1997, the Company filed Unaudited Interim Condensed Financial Statements of Innovex Limited ("Innovex") and BRI International, Inc. ("BRI") and Unaudited Proforma Combined Condensed Financial Statements of the Company, Innovex and BRI. On the report on Form 8-K, dated February 7, 1997, the Company reported information regarding certain effects of government regulation on its business and filed the Audited Consolidated Financial Statements of the Company for the fiscal year ended December 31, 1996. On the report on Form 8-K, dated March 5, 1997, the Company filed a supplemental agreement to the Registration Rights Agreement by and among the Company and certain shareholders listed therein. No other reports on Form 8-K have been filed.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Quintiles Transnational Corp.
                                  --------------------------------------------
                                                  Registrant



Date  May 15, 1997                              Dennis B. Gillings
      ------------                --------------------------------------------
                                   Dennis B. Gillings, Chief Executive Officer



Date   May 15, 1997                             Rachel R. Selisker
       ------------               --------------------------------------------
                                   Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX






                 Exhibit                            Description
                 -------                            -----------

                  27.01                    Financial Data Schedule

                  99.01*                   Risk Factors

------------
*Exhibit 99.01 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1997 and incorporated herein by reference.