Form 10-Q
period 1997-06-30
QUINTILES TRANSNATIONAL CORP
filed 1997-08-14
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1997

                        Commission file number 340-23520


                          QUINTILES TRANSNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 North Carolina                                56-1714315
--------------------------------------------------------------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

     4709 Creekstone Dr., Suite 300
                Durham, NC                                      27703-8411
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                   ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of August 1, 1997 was 36,071,380.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                      Index




                                                                          Page
                                                                          ----
Part I.      Financial Information

             Item 1.   Financial Statements (Unaudited)

                       Condensed consolidated balance sheets -
                       June 30, 1997 and December 31, 1996                  3

                       Condensed consolidated statements of income
                       - Three months ended June 30, 1997 and 1996;
                       six months ended June 30, 1997 and 1996              4


                       Condensed consolidated statements of
                       cash flows - Six  months ended
                       June 30, 1997 and 1996                               5

                       Notes to condensed consolidated financial
                       statements - June 30, 1997                           6

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       10

             Item 3.   Quantitative and Qualitative Disclosure About
                       Market Risk                                         13

Part II.     Other Information                                             14


Signatures                                                                 16

Exhibit Index                                                              17

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30          DECEMBER 31
                                                             1997               1996
                                                          ---------          ---------
                                                          (Unaudited)         (Note 1)
                                                                  (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                              $ 103,666          $  66,729
   Accounts receivable and unbilled services                204,618            180,886
   Investments                                               29,297             37,623
   Other                                                     22,805             12,873
                                                          ---------          ---------
Total current assets                                        360,386            298,111

Property and equipment                                      222,204            179,886
Less accumulated depreciation                                69,147             55,127
                                                          ---------          ---------
                                                            153,057            124,759
Non-current assets:
   Investments                                               39,099             25,083
   Intangibles                                               71,950             66,804
   Deferred income taxes                                     62,460               --
   Deposits and other                                        11,724             11,048
                                                          ---------          ---------
Total non-current assets                                    185,233            102,935
                                                          ---------          ---------
Total assets                                              $ 698,676          $ 525,805
                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                     88,101             86,602
   Credit arrangements, current                              14,611             22,726
   Unearned income                                           89,065             79,629
   Income taxes and other                                    16,169             10,111
                                                          ---------          ---------
Total current liabilities                                   207,946            199,068

Long-term liabilities:
   Credit arrangements, less current portion                148,769            146,927
   Long-term obligation                                      21,525             21,823
   Deferred income taxes and other                            4,670             10,754
                                                          ---------          ---------
                                                            174,964            179,504
                                                          ---------          ---------
Total liabilities                                           382,910            378,572

Shareholders' equity:
   Common stock and additional paid-in capital,
      35,721,729 and 33,715,659 shares
      issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively                       290,841            139,385
   Retained earnings                                         31,269              8,562
   Other equity                                              (6,344)              (714)
                                                          ---------          ---------
Total shareholders' equity                                  315,766            147,233
                                                          ---------          ---------
Total liabilities and shareholders' equity                $ 698,676          $ 525,805
                                                          =========          =========

See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      JUNE 30                               JUNE 30
                                             1997               1996                1997               1996
                                           ---------          ---------          ---------          ---------
                                                         (In thousands, except per share data)

Net revenue                                $ 190,545          $ 129,633          $ 367,657          $ 242,425

Costs and expenses:
   Direct                                     98,941             64,088            189,631            121,889
   General and administrative                 62,800             47,693            122,947             85,004
   Depreciation and amortization               8,712              5,789             16,690             11,186
   Non-recurring:
      Restructuring                             --                 --                 --                2,373
      Special pension contribution              --                 --                 --                2,329
                                           ---------          ---------          ---------          ---------
Total costs and expenses                     170,453            117,570            329,268            222,781
                                           ---------          ---------          ---------          ---------
Income from operations                        20,092             12,063             38,389             19,644

Other expense, net                              (323)              (879)            (1,010)              (571)
                                           ---------          ---------          ---------          ---------
Income before income taxes                    19,769             11,184             37,379             19,073
Income taxes                                   7,544              3,662             14,062              6,795
                                           ---------          ---------          ---------          ---------

Net income                                    12,225              7,522             23,317             12,278
Non-equity dividend                             --                 (527)              --                 (738)
                                           ---------          ---------          ---------          ---------

Net income available for common
shareholders                               $  12,225          $   6,995          $  23,317          $  11,540
                                           =========          =========          =========          =========

Net income per share                       $    0.34          $    0.20          $    0.65          $    0.34
                                           =========          =========          =========          =========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                   SIX MONTHS ENDED JUNE 30
                                                                   1997                1996
                                                                 ---------          ---------
                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                       $  23,317          $  12,278
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
   Depreciation and amortization                                    16,690             11,186
   Change in operating assets and liabilities                      (15,308)           (15,233)
   Other                                                            (3,422)               (51)
   Change in fiscal year of pooled entity                             (894)            (9,378)
                                                                 ---------          ---------
Net cash provided (used) by operating activities                    20,383             (1,198)

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                    598                 34
Acquisition of businesses, net of cash acquired                     (3,789)           (28,677)
Acquisition of property and equipment                              (38,408)           (16,750)
Security investments, net                                           (5,575)           (46,132)
Payment of non-recurring transaction costs                          (5,648)              --
Change in fiscal year of pooled entity                                 (25)             2,606
                                                                 ---------          ---------
Net cash used in investing activities                              (52,847)           (88,919)

FINANCING ACTIVITIES
Proceeds from borrowings and line of credit                          5,938            141,137
Principal payments on credit arrangements                          (22,740)            (4,729)
Issuance of debt for capitalization of pooled entity                  --               45,197
Recapitalization of pooled entity                                     --              (29,230)
Proceeds from issuance of common stock                              93,304              1,374
Stock issuance costs                                                (4,548)               (78)
Non-equity dividend                                                 (1,458)              --
Other                                                                 --                 (218)
Change in fiscal year of pooled entity                                 (67)             1,398
                                                                 ---------          ---------
Net cash provided by financing activities                           70,429            154,851

Effect of foreign currency exchange rate changes on cash            (1,028)              (409)
                                                                 ---------          ---------

Increase in cash and cash equivalents                               36,937             64,325
Cash and cash equivalents at beginning of period                    66,729             84,762
                                                                 ---------          ---------
Cash and cash equivalents at end of period                       $ 103,666          $ 149,087
                                                                 =========          =========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1997

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1996 has been derived from the audited financial statements of the Company and Medical Actions Communications Limited ("MAC"), a 1997 pooling of interests transaction, at that date (see Note 2). The balance sheet does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Net income per share is based on the weighted average number of shares of common stock outstanding during each period. Weighted average shares outstanding for the three and six month periods ended June 30 were as follows:

                                           Weighted Average Shares Outstanding

                                                  1997              1996
                                                  ----              ----
Three months ended June 30                     36,410,652        34,499,128
Six months ended June 30                       35,865,734        34,441,277


2. Mergers

On June 11, 1997, the Company acquired MAC, a leading international strategic medical communications consultancy. The Company acquired all of the stock of MAC for approximately 566,000 shares of the Company's Common Stock. Approximately 91,000 of these exchange shares were attributable to cash reserves held by MAC and its affiliates. The Company also granted stock options for approximately 63,000 shares of the Company's Common Stock. The acquisition has been accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of MAC.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


On June 2, 1997, the Company acquired Butler Communications Inc. ("Butler") and its affiliated companies, including Butler Clinical Recruitment, Inc., which specialize in communication programs to accelerate the recruitment of patients for clinical trials. The Company acquired the Butler businesses in exchange for approximately 214,000 shares of the Company's Common Stock. In addition, the Company assumed approximately $2.8 million in existing Butler debt. The acquisition has been accounted for as a pooling of interests, and as such, all condensed consolidated financial data for periods subsequent to January 1, 1997 have been restated to include the results of Butler. Since the financial data of Butler prior to January 1, 1997 have no material impact on the condensed consolidated financial data previously reported by the Company, the condensed consolidated financial data presented for periods prior to January 1, 1997 have not been restated to include the historical financial data of Butler.

Reconciliation of results of operations previously reported by the separate entities prior to the merger and as restated for the combined company follows (in thousands, except per share data):

                                                   Company          MAC             Butler       Consolidated
                                                   -------          ---             ------       ------------

For the six months ended June 30, 1997:
Net revenue                                       $352,581         $7,151           $7,925         $367,657
Net income available to
   common shareholders                              21,385*         1,294              638           23,317
Net income per share                              $   0.61*                                        $   0.65

* Includes approximately $800,000 of acquisition costs which are not deductible for tax purposes.
  Excluding these costs, net income per share would have been $0.63.

                                                   Company          MAC         Consolidated
                                                   -------          ---         ------------

For the three months ended June 30, 1996:
Net revenue                                       $127,416         $2,217         $129,633
Net income available to
   common shareholders                               6,884            111            6,995
Net income per share                              $   0.20                        $   0.20

For the six months ended June 30, 1996:
Net revenue                                       $238,008         $4,417         $242,425
Net income available to
   common shareholders                              11,320            220           11,540
Net income per share                              $   0.33                        $   0.34

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


3.     Significant Customer

       No customer accounted for greater than 10% of consolidated net revenue for the three and six months ended June 30, 1997. One customer accounted for 12.1% and 12.3% of consolidated net revenue for the three and six months ended June 30, 1996, respectively.

4.     Shareholders' Equity

       On March 12, 1997, the Company closed a public offering of 5,520,000 shares of Common Stock at a price to the public of $62.875 per share. Of the 5,520,000 shares sold, 1,415,000 shares were sold by the Company. Net proceeds to the Company, which exclude underwriting discounts and offering expenses, amounted to approximately $84.6 million.

5.     Income Taxes

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

6.     Recently Issued Accounting Standards

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted in December 1997. Upon adoption, the Company will be required to change its method of computing, presenting and disclosing earnings per share information, as well as, restating all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


       earnings per share for the three and six months ended June 30, 1997 and 1996. Under FASB 128, the primary earnings per share would have been $0.34 and $0.21 for the three months ended June 30, 1997 and 1996, respectively and $0.67 and $0.35 for the six months ended June 30, 1997 and 1996, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

7.     Subsequent Event

       On July 2, 1997, the Company acquired CerebroVascular Advances, Inc. ("CVA"), a clinical research company, based in San Antonio, TX that is a leader in stroke clinical trials. The Company exchanged approximately 234,000 shares of its Common Stock for all of CVA's outstanding shares of capital stock and exchanged options exerciseable for approximately 17,000 shares of the Company's Common Stock. The transaction will be accounted for as a pooling of interests.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 and 1996

Net revenue increased 47.0% to $190.5 million for the second quarter of 1997, as compared to $129.6 million for the second quarter of 1996. In general, growth occurred across each of the Company's three geographic regions. Factors contributing to this growth include the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the second quarter of 1996.

Direct costs, which include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts, increased 54.4% to $98.9 million for the quarter ended June 30, 1997 from $64.1 million for the quarter ended June 30, 1996. Direct costs, as a percentage of net revenue, were 51.9% for the second quarter of 1997 versus 49.4% for the second quarter of 1996. The increase is primarily due to direct costs for sales and marketing services as a percentage of net revenue being higher than direct costs for the contract research services as a percentage of net revenue. The sales and marketing services represent a larger proportion of the total net revenues for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

General and administrative expense, which includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, increased 31.7% to $62.8 million from $47.7 million for the quarters ended June 30, 1997 and 1996, respectively. General and administrative expense, as a percentage of net revenue was 33.0% for the second quarter of 1997 versus 36.8% for the second quarter of 1996. The decrease is primarily due to a proportionately greater increase in sales and marketing services during the second quarter of 1997 as compared to the second quarter of 1996. Generally, lower overheads are associated with sales and marketing services.

Depreciation and amortization increased to $8.7 million for the second quarter of 1997 from $5.8 million for the second quarter of 1996.

Income from operations was $20.1 million or 10.5% of net revenue for the second quarter of 1997 versus $12.1 million or 9.3% of net revenue for the second quarter of 1996.

Other expense decreased 63.3% to $323,000 for the second quarter of 1997 from $879,000 for the second quarter of 1996. Net interest expense decreased approximately $1.1 million due to a decrease in interest expense of approximately $539,000 and an increase in interest income of approximately $562,000. Offsetting these amounts were approximately $800,000 in acquisition costs in the second quarter of 1997 which are non-deductible for tax purposes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Income taxes, as a percentage of income before income taxes, increased to 38.2% for the second quarter of 1997 versus 32.7% for the second quarter of 1996. This increase is primarily due to an increase in profits in locations with higher tax rates and the non-deductible acquisition costs that were incurred during the second quarter of 1997.

Net income available to common shareholders increased to $12.2 million for the second quarter of 1997 from $7.0 million for the second quarter of 1996.


Six Months Ended June 30, 1997 and 1996

Net revenue increased 51.7% to $367.7 million for the six months of 1997, as compared to $242.4 million for the first six months of 1996. In general, growth occurred across each of the Company's three geographic regions. Factors contributing to this growth include the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the first six months of 1996.

Direct costs, which include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts, increased 55.6% to $189.6 million for the six months ended June 30, 1997 from $121.9 million for the six months ended June 30, 1996. Direct costs, as a percentage of net revenue, were 51.6% for the first six months of 1997 versus 50.3% for the six months of 1996. This increase is primarily due to direct costs for sales and marketing services as a percentage of net revenue being higher than direct costs for contract research services as a percentage of net revenue. The sales and marketing services represent a larger proportion of the total net revenues for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

General and administrative expense, which includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, increased 44.6% to $122.9 million from $85.0 million for the six months ended June 30, 1997 and 1996, respectively. General and administrative expense, as a percentage of net revenue, decreased to 33.4% for the first six months of 1997 from 35.1% for the first six months of 1996. The decrease is primarily due to a proportionately greater increase in sales and marketing services during the first six months of 1997 as compared to the first six months of 1996. Generally, lower overheads are associated with sales and marketing services.

Depreciation and amortization increased to $16.7 million for the first six months of 1997 from $11.2 million for the first six months of 1996.

Income from operations was $38.4 million or 10.4% of net revenue for the first six months of 1997 versus $19.6 million or 8.1% of net revenue for the second quarter of 1996. Excluding non-recurring costs, income from operations was $24.3 million or 10.0% of net revenue for the first six months of 1996. During the first six months of 1996, two non-recurring charges were recognized: a $2.4 million expense for an Innovex Limited internal reorganization and a related $2.3 million special pension contribution.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Other expense was $1.0 million for the first six months of 1997 as compared to $571,000 for the first six months of 1996. The net increase is primarily due to $800,000 of acquisition costs incurred in the first six months of 1997 as compared to $30,000 in the first six months of 1996 both of which are non-deductible for tax purposes. Offsetting these amounts is an increase of approximately $137,000 of net interest income.

Income taxes, as a percentage of income before income taxes, increased to 37.6% for the first six months of 1997 versus 35.6% for the first six months of 1996. This increase is primarily due to an increase in profits in locations with higher tax rates and the non-deductible acquisition costs that were incurred during the second quarter of 1997.

Net income available to common shareholders increased to $23.3 million for the first six months of 1997 from $11.5 million for the first six months of 1996. Excluding non-recurring costs, net income available to common shareholders was $15.1 million for the first six months of 1996.

Liquidity and Capital Resources

Cash inflows from operations were $21.1 million for the six months ended June 30, 1997 versus cash outflows of $1.2 million for the comparable period of 1996. Investing activities, for the six months ended June 30, 1997, consisted primarily of capital asset purchases, acquisitions, investment security purchases and maturities and payment of non-recurring transaction costs accrued in 1996. These investing activities required an outlay of cash of $52.8 million for the first six months of 1997 compared to an outlay of $88.9 million for investing activities during the same period in 1996.

As of June 30, 1997, total working capital was $152.4 million versus $99.0 million as of December 31, 1996. Net receivables from clients (accounts receivable and unbilled services net of unearned income) increased to $115.6 million at June 30, 1997 as compared to $101.3 million at the end of 1996.

On March 12, 1997, the Company closed a public offering of 5,520,000 shares of its Common Stock at a price to the public of $62.875 per share. Of the 5,520,000 shares sold, 1,415,000 shares were sold by the Company and 4,105,000 shares were sold by selling shareholders. Net proceeds to the Company amounted to approximately $84.6 million.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The Company has a (pound)15.0 million (approximately $25.0 million) unsecured line of credit with a U.K. bank and a (pound)5.0 million (approximately $8.3 million) secured overdraft facility with a second U.K. bank. At June 30, 1997, the Company had (pound)18.5 million (approximately $30.8 million) available under these arrangements. A $4.0 million secured line of credit with a U.S. bank and a $15.0 million unsecured line of credit with a second U.S. bank expired in accordance with their terms during the six months ended June 30, 1997.

The Company's primary cash needs on both a short-term basis and a long-term basis are for working capital, geographic expansion, addition of new services, potential acquisitions, general corporate purposes and capital expenditures. Based on its current operating plan, the Company believes that its available cash and cash equivalents as of June 30, 1997, together with cash flow from operations and borrowings under its line of credit agreements, will be sufficient to meet its foreseeable cash needs.

Currently, the Company is evaluating a number of acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing to facilitate possible acquisitions or expansion.

Cautionary Statement for Forward-Looking Information

Information set forth in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's dependence on certain industries and clients, management of its growth, risks associated with acquisitions, risks relating to contract sales services, competition within the industry, the loss or delay of large contracts, dependence on personnel and government regulation and other Risk Factors described in Exhibit 99.01 filed with this report (and in incorporated herein by reference).

Item 3. Quantitative and Qualitative Disclosure About Market Risk -- Not Applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


PART II. Other Information

Item 1. Legal Proceedings -- Not applicable

Item 2. Changes in Securities

        On June 11, 1997 the Company issued approximately 556,000 shares of its Common Stock to the shareholders of MAC in exchange for all of MAC's outstanding shares of capital stock in reliance upon a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") based upon representations made by the MAC shareholders in the Share Acquisition Agreement re: Action International Marketing Services Limited dated June 11, 1997 by and among Stephen Bullock and Others, the Company and the warrantors.

        On June 2, 1997 the Company issued approximately 214,000 shares of its Common Stock to the shareholders of Butler in exchange for all of the outstanding shares of capital stock of the Butler companies in reliance upon a claim of exemption pursuant to Section 4(2) of the Securities Act based upon representations made by the Butler shareholders in the Merger Agreement dated as of June 2, 1997 by and among the Company, BCA Corp., the shareholders of Butler and affiliated companies owned by the shareholders of Butler.

Item 3. Defaults upon Senior Securities -- Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On April 30, 1997, the Company held its Annual Meeting of
        Shareholders during which the shareholders:

                  (1) Elected four nominees to serve as Class III directors with the terms continuing until the Annual Meeting of Shareholders in 2000. The votes were cast as follows:

                                                                       Broker
                                              For        Withhold     Non-vote
                                              ---        --------     --------

           Dennis B. Gillings, Ph.D.       23,656,405     81,086
           Chester W. Douglass, Ph.D.      23,670,266     67,225
           Richard H. Thompson             23,666,932     70,559
           Barrie S. Haigh                 23,655,065     82,426


                  (2) Elected two nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 1999. The votes were cast as follows:

                                                                       Broker
                                              For        Withhold     Non-vote
                                              ---        --------     --------

           Lawrence S. Lewin              23,653,923     83,568
           Vaughn D. Bryson               23,663,042     74,449

                  (3) Elected one nominee to serve as a Class I director with a term continuing until the Annual Meeting of Shareholders in 1998. The votes were cast as follows:

                                                                       Broker
                                              For        Withhold     Non-vote
                                              ---        --------     --------

           Paul Knott, Ph.D                23,649,448     88,043

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                  (4) Approved the Company's Employee Stock Purchase Plan. The votes were cast as follows:

                                                                      Broker
                                 For        Against     Abstain      Non-vote
                                 ---        -------     -------      --------

Approval of the Company's     23,671,113     55,829     10,549
Employee Stock Purchase Plan

                  (5) Ratified the appointment of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1997. The votes were cast as follows:

                                                                      Broker
                                 For        Against     Abstain      Non-vote
                                 ---        -------     -------      --------
           Ratification of
           Ernst & Young LLP  23,718,402     9,735       9,354

Item 5. Other Information - Not applicable


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

          Exhibit          Description
          -------          -----------


           27.01           Financial Data Schedule

           27.02           Financial Data Schedule

           99.01*          Risk Factors


----------
* Exhibit 99.01 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1997 and incorporated herein by reference.

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Quintiles Transnational Corp.
                                  ----------------------------------------------
                                                   Registrant



Date   August 14, 1997            /s/ Dennis B. Gillings
     -------------------          ----------------------------------------------
                                  Dennis B. Gillings, Chief Executive Officer



Date   August 14, 1997            /s/ Rachel R. Selisker
     -------------------          ----------------------------------------------
                                  Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX






          Exhibit          Description
          -------          -----------

           27.01           Financial Data Schedule

           27.02           Financial Data Schedule

           99.01*          Risk Factors


----------

* Exhibit 99.01 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1997 and incorporated herein by reference.