Form 10-Q
period 1997-09-30
QUINTILES TRANSNATIONAL CORP
filed 1997-11-12
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1997
                                               ------------------

                        Commission file number 340-23520
                                               ---------


                          QUINTILES TRANSNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                         56-1714315
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


    4709 Creekstone Dr., Suite 300
              Durham, NC                                          27703-8411
----------------------------------------                          ----------
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

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1997 was 36,739,543.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                      Index




                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)

                 Condensed consolidated balance sheets -
                 September 30, 1997 and December 31, 1996                    3

                 Condensed consolidated statements of income -
                 Three months ended September 30, 1997 and 1996;
                 nine months ended September 30, 1997 and 1996               4

                 Condensed consolidated statements of
                 cash flows - Nine months ended
                 September 30, 1997 and 1996                                 5

                 Notes to condensed consolidated financial
                 statements - September 30, 1997                             6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10

         Item 3. Quantitative and Qualitative Disclosure About
                 Market Risk                                                13

Part II. Other Information                                                  14


Signatures                                                                  16

Exhibit Index                                                               17

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30       DECEMBER 31
                                                                    1997               1996
                                                                ------------       -----------
                                                                 (Unaudited)        (Note 1)
                                                                        (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                    $  75,186          $  68,730
   Accounts receivable and unbilled services                      212,289            183,288
   Investments                                                     36,223             37,623
   Other                                                           29,903             12,868
                                                                ---------          ---------
Total current assets                                              353,601            302,509

Property and equipment                                            236,059            180,523
Less accumulated depreciation                                      71,483             55,289
                                                                ---------          ---------
                                                                  164,576            125,234
Non-current assets:
   Investments                                                     57,455             25,083
   Intangibles                                                     74,921             68,595
   Deferred income taxes                                           62,460               --
   Deposits and other                                              13,489             11,156
                                                                ---------          ---------
Total non-current assets                                          208,325            104,834
                                                                ---------          ---------
Total assets                                                    $ 726,502          $ 532,577
                                                                =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           91,321             90,466
   Credit arrangements, current                                    15,176             22,761
   Unearned income                                                 88,060             78,962
   Income taxes and other                                          17,969             11,010
                                                                ---------          ---------
Total current liabilities                                         212,526            203,199

Long-term liabilities:
   Credit arrangements, less current portion                      151,266            146,927
   Long-term obligation                                            20,818             21,823
   Deferred income taxes and other                                  3,797             10,083
                                                                ---------          ---------
                                                                  175,881            178,833
                                                                ---------          ---------
Total liabilities                                                 388,407            382,032

Shareholders' equity:
   Common stock and additional paid-in capital,
      36,688,029 and 34,188,610 shares
      issued and outstanding at September 30, 1997 and
      December 31, 1996, respectively                             302,639            139,710
   Retained earnings                                               44,284             11,513
   Other equity                                                    (8,828)              (678)
                                                                ---------          ---------
Total shareholders' equity                                        338,095            150,545
                                                                ---------          ---------
Total liabilities and shareholders' equity                      $ 726,502          $ 532,577
                                                                =========          =========

See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30                     SEPTEMBER 30
                                          1997             1996            1997           1996
                                        ---------       ---------       ---------       ---------
                                                   (In thousands, except per share data)

Net revenue                             $ 206,697       $ 141,916       $ 580,762       $ 387,057

Costs and expenses:
   Direct                                 109,174          71,380         301,863         193,979
   General and administrative              65,471          49,284         189,954         135,024
   Depreciation and amortization            9,558           6,592          26,409          17,813
   Non-recurring:
      Restructuring                          --              --              --             2,373
      Special pension contribution           --              --              --             2,329
                                        ---------       ---------       ---------       ---------
Total costs and expenses                  184,203         127,256         518,226         351,518
                                        ---------       ---------       ---------       ---------
Income from operations                     22,494          14,660          62,536          35,539

Other expense, net                           (829)         (1,029)         (1,885)         (1,557)
                                        ---------       ---------       ---------       ---------
Income before income taxes                 21,665          13,631          60,651          33,982
Income taxes                                7,458           4,500          22,102          11,764
                                        ---------       ---------       ---------       ---------

Net income                                 14,207           9,131          38,549          22,218
Non-equity dividend                          --              (569)           --            (1,307)
                                        ---------       ---------       ---------       ---------

Net income available for common
shareholders                            $  14,207       $   8,562       $  38,549       $  20,911
                                        =========       =========       =========       =========

Net income per share                    $    0.38       $    0.24       $    1.05       $    0.60
                                        =========       =========       =========       =========


See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                 1997            1996
                                                              ---------       ---------
                                                                   (In thousands)
OPERATING ACTIVITIES

Net income                                                    $  38,549       $  22,218
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization                                 26,409          17,812
   Change in operating assets and liabilities                   (30,855)         (9,315)
   Other                                                           (374)           (102)
   Change in fiscal year of pooled entity                          (581)         (9,378)
                                                              ---------       ---------
Net cash provided by operating activities                        33,148          21,235

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment               2,659             869
Acquisition of businesses, net of cash acquired                  (3,445)        (36,286)
Acquisition of property and equipment                           (59,320)        (25,105)
Security investments, net                                       (31,000)       (112,119)
Payment of non-recurring transaction costs                       (5,648)           --
Change in fiscal year of pooled entity                              (17)          2,606
                                                              ---------       ---------
Net cash used in investing activities                           (96,771)       (170,035)

FINANCING ACTIVITIES
Proceeds from borrowings and line of credit                       6,021         141,548
Principal payments on credit arrangements                       (28,493)         (7,850)
Issuance of debt for capitalization of pooled entity               --            45,197
Recapitalization of pooled entity                                  --           (29,230)
Proceeds from issuance of common stock                          100,958           1,970
Stock issuance costs                                             (5,269)            (78)
Purchase of treasury stock                                            0             (37)
Non-equity dividend                                              (1,633)            (80)
Other                                                              --              --
Change in fiscal year of pooled entity                               57           1,398
                                                              ---------       ---------
Net cash provided by financing activities                        71,641         152,838

Effect of foreign currency exchange rate changes on cash         (1,562)              3
                                                              ---------       ---------

Increase in cash and cash equivalents                             6,456           4,041
Cash and cash equivalents at beginning of period                 68,730          86,390
                                                              ---------       ---------
Cash and cash equivalents at end of period                    $  75,186       $  90,431
                                                              =========       =========

See notes to condensed consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1997

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 of Quintiles Transnational Corp. (the "Company") and the supplemental financial statements and notes therein included in the Company's Current Report on Form 8-K dated October 17, 1997.

The balance sheet at December 31, 1996 has been derived from the audited financial statements of the Company. The balance sheet does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Net income per share is based on the weighted average number of shares of common stock outstanding during each period. Weighted average shares outstanding for the three and nine month periods ended September 30 were as follows:

                                            Weighted Average Shares Outstanding

                                               1997                     1996
                                               ----                     ----
Three months ended September 30             37,342,793               35,065,435
Nine months ended September 30              36,815,892               34,961,632

2.     Mergers

On August 29, 1997, the Company acquired Rapid Deployment Services and its affiliated companies ("RDS"), South Africa's leading contract sales organization, in exchange for 60,834 shares of the Company's Common Stock. The acquisition has been accounted for as a pooling of interests, and as such, all condensed consolidated financial data for periods subsequent to January 1,1997 have been restated to include the results of RDS. Since the financial data of RDS prior to January 1, 1997 have no material impact on the consolidated financial data previously reported by the Company, the consolidated financial data presented for periods prior to January 1, 1997 have not been restated to include the historical financial data of RDS.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued

On August 29, 1997, the Company acquired Clindepharm, International (Pty) Limited ("Clindepharm") in exchange for 238,983 shares of the Company's Common Stock. The acquisition has been accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of Clindepharm since its inception in 1996.

On August 29, 1997, the Company acquired 100% of the capital stock of Intelligent Imaging, Inc. ("Intelligent Imaging") in exchange for 85,940 shares of the Company's Common Stock. The transaction has been accounted for as a pooling of interests, and as such, all condensed consolidated financial data for periods subsequent to January 1, 1997 have been restated to include the results of Intelligent Imaging. Since the financial data of Intelligent Imaging prior to January 1, 1997 have no material effect on the consolidated financial data previously reported by the Company, the consolidated financial data presented for the periods prior to January 1, 1997 have not been restated to include the historical financial data of Intelligent Imaging.

On July 2, 1997, the Company acquired CerebroVascular Advances, Inc. ("CVA"), a contract research organization based in San Antonio, Texas that is a leader in stroke clinical trials. The Company exchanged 233,968 shares of its Common Stock for all of CVA's outstanding shares of capital stock and exchanged options exercisable for 17,019 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests, and accordingly, the Company has restated all historical financial data to include the historical financial data of CVA.

On June 11, 1997, the Company acquired Action International Marketing Services Limited and its subsidiaries including Medical Actions Communications Limited (collectively "MAC"), a leading international strategic medical communications consultancy. The Company acquired all of the stock of MAC for 565,697 shares of the Company's Common Stock. The Company also granted stock options for 62,850 shares of the Company's Common Stock. The acquisition has been accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of MAC.

On June 2, 1997, the Company acquired Butler Communications Inc. ("Butler") and its affiliated companies, including Butler Clinical Recruitment, Inc., which specialize in communication programs to accelerate the recruitment of patients for clinical trials. The Company acquired the Butler businesses in exchange for 214,305 shares of the Company's Common Stock. In addition, the Company assumed approximately $2.8 million in existing Butler debt. The acquisition has been accounted for as a pooling of interests, and as such, all condensed consolidated financial data for periods subsequent to January 1, 1997 have been restated to include the results of Butler. Since the financial data of Butler prior to January 1, 1997 have no material impact on the condensed consolidated financial data previously reported by the Company, the condensed consolidated financial data presented for periods prior to January 1, 1997 have not been restated to include the historical financial data of Butler.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


Reconciliation of results of operations previously reported by the separate entities prior to the mergers and as restated for the combined company follows (in thousands, except per share data):

For the three months ended
   September 30, 1996:               Company           MAC             CVA          Clindepharm    Consolidated
                                     -------           ---             ---          -----------    ------------
Net revenue                          $137,498        $2,604           $  990          $  824         $141,916
Net income available to
   common shareholders                  7,831           312              203             216            8,562
Net income per share                    $0.23                                                           $0.24

For the nine months ended
   September 30, 1996:
Net revenue                          $375,506        $7,021           $3,267          $1,263         $387,057
Net income available to
   common shareholders                 19,151           532              896             332           20,911
Net income per share                    $0.56                                                           $0.60

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

5.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("FASB 128"), which is required to be adopted in December 1997. Upon adoption, the Company will be required to change its method of computing, presenting and disclosing earnings per share information, as well as, restating all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and nine months ended September 30, 1997 and 1996. Under FASB 128, the primary earnings per share would have been $0.39 and $0.26 for the three months ended September 30, 1997 and 1996, respectively and $1.07 and $0.62 for the nine months ended September 30, 1997 and 1996, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

     In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt Statement No. 130 in the first quarter of 1998 and will provide the financial statements disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results from operations.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited) -- Continued


     In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt Statement No. 131 in 1998 resulting in additional segment disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results from operations.

6.   Subsequent Event

     Subsequent to the end of the Company's fiscal third quarter, the Company's Board of Directors authorized a two-for-one split of the Company's
     Common Stock to be effected in the form of a 100% stock dividend. As a result of the split, one additional share of the Company's Common Stock will be issued for each share outstanding. The record date is November 10, 1997 and the payment date will be December 1, 1997. Par value will remain at $.01 per share. Stock issued pursuant to stock option agreements, and all other agreements payable in the Company's Common Stock, will be adjusted to reflect the split. Pro forma earnings per share, giving retroactive effect to the two-for-one split are presented below for the three and nine months ended September 30, 1997 and 1996, respectively.

                                            Proforma Earnings Per Share
                                            ---------------------------

         Three Months Ended:
              September 30, 1997                        $0.19
              September 30, 1996                        $0.12

         Nine Months Ended:
              September 30, 1997                        $0.52
              September 30, 1996                        $0.30

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1997 and 1996
Net revenue increased 45.6% to $206.7 million for the third quarter of 1997, as compared to $141.9 million for the third quarter of 1996. In general, growth occurred across each of the Company's three geographic regions. Factors contributing to this growth include the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the third quarter of 1996.

Direct costs, which include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts, increased 52.9% to $109.2 million for the quarter ended September 30, 1997 from $71.4 million for the quarter ended September 30, 1996. Direct costs, as a percentage of net revenue, were 52.8% for the third quarter of 1997 versus 50.3% for the third quarter of 1996. The increase is primarily due to direct costs for sales and marketing services as a percentage of net revenue being higher than direct costs for the contract research services as a percentage of net revenue. The sales and marketing services represent a larger proportion of the total net revenues for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

General and administrative expense, which includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, increased 32.8% to $65.5 million from $49.3 million for the quarters ended September 30, 1997 and 1996, respectively. General and administrative expense, as a percentage of net revenue was 31.7% for the third quarter of 1997 versus 34.7% for the third quarter of 1996. The decrease is primarily due to a proportionately greater increase in sales and marketing services during the third quarter of 1997 as compared to the third quarter of 1996. Generally, lower overheads are associated with sales and marketing services.

Depreciation and amortization increased to $9.6 million for the third quarter of 1997 from $6.6 million for the third quarter of 1996.

Income from operations was $22.5 million or 10.9% of net revenue for the third quarter of 1997 versus $14.7 million or 10.3% of net revenue for the third quarter of 1996.

Other expense decreased 19.4% to $829,000 for the third quarter of 1997 from $1.0 million for the third quarter of 1996. Net interest income was $295,000 for the quarter ended September 30, 1997 versus net interest expense of $1.0 million for the quarter ended September 30, 1996. The fluctuation of net interest is due to a decrease in interest expense of approximately $706,000 and an increase in interest income of approximately $597,000. Offsetting these amounts were approximately $1.2 million in acquisition costs in the third quarter of 1997 which are non-deductible for tax purposes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Income taxes, as a percentage of income before income taxes, increased to 34.4% for the third quarter of 1997 versus 33.0% for the third quarter of 1996. This increase is primarily due to an increase in profits in locations with higher tax rates and the non-deductible acquisition costs that were incurred during the third quarter of 1997.

Net income available to common shareholders increased to $14.2 million for the third quarter of 1997 from $8.6 million for the third quarter of 1996.

Nine Months Ended September 30, 1997 and 1996
Net revenue increased 50.0% to $580.8 million for the nine months of 1997, as compared to $387.1 million for the first nine months of 1996. In general, growth occurred across each of the Company's three geographic regions. Factors contributing to this growth include the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the first nine months of 1996.

Direct costs, which include compensation and related fringe benefits for billable employees and any other expenses directly related to contracts, increased 55.6% to $301.9 million for the nine months ended September 30, 1997 from $194.0 million for the nine months ended September 30, 1996. Direct costs, as a percentage of net revenue, were 52.0% for the first nine months of 1997 versus 50.1% for the nine months of 1996. This increase is primarily due to direct costs for sales and marketing services as a percentage of net revenue being higher than direct costs for contract research services as a percentage of net revenue. The sales and marketing services represent a larger proportion of the total net revenues for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

General and administrative expense, which includes compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, increased 40.7% to $190.0 million from $135.0 million for the nine months ended September 30, 1997 and 1996, respectively. General and administrative expense, as a percentage of net revenue, decreased to 32.7% for the first nine months of 1997 from 34.9% for the first nine months of 1996. The decrease is primarily due to a proportionately greater increase in sales and marketing services during the first nine months of 1997 as compared to the first nine months of 1996. Generally, lower overheads are associated with sales and marketing services..

Depreciation and amortization increased to $26.4 million for the first nine months of 1997 from $17.8 million for the first nine months of 1996.

Income from operations was $62.5 million or 10.8% of net revenue for the first nine months of 1997 versus $35.5 million or 9.2% of net revenue for the third quarter of 1996. Excluding non-recurring costs, income from operations was $40.2 million or 10.4% of net revenue for the first nine months of 1996. During the first nine months of 1996, two non-recurring charges were recognized: a $2.4 million expense for an Innovex Limited internal reorganization and a related $2.3 million special pension contribution.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Other expense was $1.9 million for the first nine months of 1997 as compared to $1.6 million for the first nine months of 1996. The net increase is primarily due to $2.2 million of acquisition costs incurred in the first nine months of 1997 as compared to $30,000 in the first nine months of 1996 both of which are non-deductible for tax purposes. Offsetting these amounts is a decrease of approximately $1.5 million of net interest expense.

Income taxes, as a percentage of income before income taxes, increased to 36.4% for the first nine months of 1997 versus 34.6% for the first nine months of 1996. This increase is primarily due to an increase in profits in locations with higher tax rates and the non-deductible acquisition costs that were incurred during the third quarter of 1997.

Net income available to common shareholders increased to $38.5 million for the first nine months of 1997 from $20.9 million for the first nine months of 1996. Excluding non-recurring costs, net income available to common shareholders was $24.5 million for the first nine months of 1996.

Liquidity and Capital Resources

Cash inflows from operations were $33.1 million for the nine months ended September 30, 1997 versus $21.2 million for the comparable period of 1996. Investing activities, for the nine months ended September 30, 1997, consisted primarily of capital asset purchases, acquisitions, investment security purchases and maturities and payment of non-recurring transaction costs accrued in 1996. These investing activities required an outlay of cash of $96.8 million for the first nine months of 1997 compared to an outlay of $170.0 million for investing activities during the same period in 1996.

As of September 30, 1997, total working capital was $141.1 million versus $99.3 million as of December 31, 1996. Net receivables from clients (accounts receivable and unbilled services net of unearned income) increased to $124.2 million at September 30, 1997 as compared to $104.3 million at the end of 1996.

On March 12, 1997, the Company closed a public offering of 5,520,000 shares of its Common Stock at a price to the public of $62.875 per share. Of the 5,520,000 shares sold, 1,415,000 shares were sold by the Company and 4,105,000 shares were sold by selling shareholders. Net proceeds to the Company amounted to approximately $84.6 million.

The Company has a (pound)15.0 million (approximately $24.1 million) unsecured line of credit with a U.K. bank and a (pound)5.0 million (approximately $8.0 million) secured overdraft facility with a second U.K. bank. At September 30, 1997, the Company had (pound)19.4 million (approximately $31.1 million) available under these arrangements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



The Company's primary cash needs on both a short-term basis and a long-term basis are for working capital, geographic expansion, addition of new services, potential acquisitions, general corporate purposes and capital expenditures. Based on its current operating plan, the Company believes that its available cash and cash equivalents as of September 30, 1997, together with cash flow from operations and borrowings under its line of credit agreements, will be sufficient to meet its foreseeable cash needs.

As part of its business strategy, the Company reviews many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, the Company continually is evaluating new acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing to facilitate possible acquisitions or expansion.

Cautionary Statement for Forward-Looking Information

Information set forth in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk--
        Not Applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


PART II.     Other Information

Item 1.      Legal Proceedings -- Not applicable

Item 2.      Changes in Securities

                  On August 29, 1997, the Company issued 85,940 shares of its
             Common Stock to the shareholders of Intelligent Imaging in exchange for all of the outstanding capital stock of Intelligent Imaging in reliance upon a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on representations made by the Intelligent Imaging shareholders in the Share Exchange Agreement dated as of August 28, 1997 by and among the Company, Quintiles Technologies, Inc., the shareholders of Intelligent Imaging and Intelligent Imaging.

                  On August 29, 1997, the Company completed the acquisitions of
             Clindepharm and RDS. The Company issued 238,983 shares of its Common Stock, par value $.01, to the former shareholders of Clindepharm in exchange for all of the issued shares of Clindepharm. Of the shares of the Company's Common Stock issued, 71,696 shares were issued in reliance on Regulation S and 167,287 shares were issued in reliance on a claim of exemption from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof, each based on representations made by the shareholders of Clindepharm in the related share exchange agreement. The Company issued 60,834 shares of its Common Stock to the former shareholders of RDS in exchange for all of the issued shares of RDS, 18,250 shares of which were issued in reliance on Regulation S and 42,584 shares of which were issued in reliance on a claim of exemption from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, each based on representations made by the shareholders of RDS in the related share exchange agreement. The Company's issuances of unregistered shares of its Common Stock in each transaction were previously reported in the Company's Current Report on Form 8-K dated
             October 17, 1997.

Item 3.      Defaults upon Senior Securities -- Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders -
             Not applicable

Item 5.      Other Information - Not applicable

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

     Exhibit                  Description
     -------                  -----------
     10.01 (1)                Letter Agreement dated August 11, 1997 between
                              Barrie S. Haigh and Quintiles

     27.01                    Financial Data Schedule

     99.01 (2)                Risk Factors

-----------------
(1) Exhibit 4.08 to the Company's Registration Statement on Form S-3 (Registration No. 333-38181), as filed with the Securities and Exchange Commission October 17, 1997 and incorporated herein by reference.

(2) Exhibit 99.01 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1997 and incorporated herein by reference.

     (b) The Company filed one report on Form 8-K, dated August 29, 1997, during the three months ended September 30, 1997. On the report on Form 8-K, dated August 29, 1997, the Company reported the sales of equity securities pursuant to Regulation S in connection with the acquisitions of Clindepharm International (Pty) Limited and Professional Pharmaceutical Marketing Services (Pty) Limited (described herein as "RDS") . No other reports on Form 8-K were filed during the three months ended September 30, 1997. Subsequently, the Company filed one report on Form 8-K, dated October 17, 1997. On the report on Form 8-K, dated October 17, 1997, the Company filed certain of its restated historical financial statements for the three year period ended December 31, 1996 and the three and six month periods ended June 30, 1997 and 1996. No other reports on Form 8-K have been filed prior to the filing of this report.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Quintiles Transnational Corp.
                                               Registrant



Date November 12, 1997                   /s/ Dennis B. Gillings
     -----------------            -------------------------------------------
                                  Dennis B. Gillings, Chief Executive Officer



Date November 12, 1997                   /s/ Rachel R. Selisker
     -----------------            -------------------------------------------
                                  Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX


     Exhibit                  Description
     -------                  -----------
     10.01 (1)                Letter Agreement dated August 11, 1997 between
                              Barrie S. Haigh and Quintiles

     27.01                    Financial Data Schedule

     99.01 (2)                Risk Factors

-----------------
(1) Exhibit 4.08 to the Company's Registration Statement on Form S-3 (Registration No. 333-38181), as filed with the Securities and Exchange Commission October 17, 1997 and incorporated herein by reference.

(2) Exhibit 99.01 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1997 and incorporated herein by reference.