Form 10-K
period 1997-12-31
QUINTILES TRANSNATIONAL CORP
filed 1998-03-30
CIK 919623

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

   4709 Creekstone Drive, Suite 200
       Durham, North Carolina                                   27703-8411
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:  (919) 941-2000

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock at February 27, 1998 held by those persons deemed by the registrant to be non-affiliates was approximately $2,873,071,061.

         As of February 27, 1998 (the most recent practicable date), there were 75,001,244 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                      Where Incorporated
--------                                                      ------------------
1.  Annual Report to Shareholders for the year ended
    December 31, 1997                                               Part II

2.  Proxy Statement for the Annual Meeting of Shareholders
    to be held May 6, 1998                                         Part III

                          QUINTILES TRANSNATIONAL CORP.

                             Form 10-K Annual Report

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................3
   Item 1.  Business..............................................................................................3
   Item 2.  Properties...........................................................................................14
   Item 3.  Legal Proceedings....................................................................................15
   Item 4.  Submission Of Matters To A Vote Of Security Holders..................................................15
PART II..........................................................................................................15
   Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters................................15
   Item 6.  Selected Financial Data..............................................................................15
   Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations................16
   Item 7a. Quantitative And Qualitative Disclosures About Market Risk...........................................16
   Item 8.  Financial Statements And Supplementary Data..........................................................16
   Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.................16
PART III.........................................................................................................16
   Item 10. Directors And Executive Officers Of The Registrant...................................................16
   Item 11. Executive Compensation...............................................................................16
   Item 12. Security Ownership Of Certain Beneficial Owners And Management.......................................16
   Item 13. Certain Relationships And Related Transactions.......................................................16
PART IV..........................................................................................................17
   Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.....................................17


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Quintiles Transnational Corp. ("Quintiles" or the "Company") is a market leader in providing full-service contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. Supported by its extensive information technology capabilities, the Company provides a broad range of fully-integrated contract services in order to accelerate the time from discovery to peak market acceptance of a new therapy.

         Since its inception in 1982, the Company has continued to expand the scope of its services and its geographic presence to support the needs of its customers on a worldwide basis. The Company has implemented a number of strategic initiatives to broaden its array of services and create new opportunities for growth. In February 1997, the Company acquired Debra Chapman Consulting Group Pty Limited and the Medical Alliances Australia Pty Limited, enabling the Company to provide contract sales and healthcare recruiting services in Australia and New Zealand alongside the Company's existing contract research services in those countries. In June 1997, the Company acquired Butler Communications, Inc. and its affiliated companies, including Butler Clinical Recruitment, Inc., based in Raleigh, North Carolina, which specialize in communication programs to accelerate the recruitment of patients for clinical trials. Also in June 1997, the Company acquired Action International Marketing Services Limited and its subsidiaries, including Medical Actions Communications Limited (collectively, "MAC"), a leading international strategic medical communications consultancy based in Egham, United Kingdom, enabling the Company to add strategic marketing and communications to its services. In addition, the Company acquired substantially all of the assets of Pharmacology Data Management Corporation, a software development company located in Murray, Utah, in June 1997. In July 1997, the Company acquired CerebroVascular Advances, Inc. ("CVA"), a contract research organization based in San Antonio, Texas that is a leader in stroke clinical trials. In August 1997, the Company acquired Intelligent Imaging, Inc., an information management company based in Plymouth Meeting, Pennsylvania that specializes in providing digital medical imaging services for clinical trials and the healthcare industry. Also in August 1997, the Company completed two acquisitions in South Africa, Clindepharm International (Pty) Limited, a contract research organization based in Centurion (near Pretoria), and the business and assets of Rapid Deployment Services and its affiliated companies, a contract sales and healthcare recruitment organization based in Johannesburg. In February 1998, the Company made four acquisitions: Pharma Networks N.V., a contract sales organization based in Brussels, Belgium; Technology Assessment Group ("TAG"), an international health outcomes-research consultancy based in San Francisco, California specializing in patient registries and in evaluating the economic, quality-of-life and clinical effects of drug therapies and disease management programs; T2A S.A., a French contract sales and marketing organization; and More Biomedical Contract Research Organization Ltd., a contract research organization based in Taiwan.

         In addition to acquisitions, the Company also has entered strategic alliances and made strategic investments that the Company believes will position it to explore new opportunities and areas for potential growth. In November 1997, the Company established a preferred provider relationship with the Cleveland Clinic for drug development investigator services in a dozen therapeutic areas, including cardiology, AIDS, cancer, and molecular genetics. Also in November 1997, the Company acquired a minority interest in Physicians' Online, Inc. ("POL"), the leading Internet online service designed specifically for the use of physicians. Earlier in the year, the Company joined with Core Healthcare Limited, an India-based medical supplier, to form a joint venture company, Quintiles Spectral (India)

Limited, to provide clinical trials management services to Indian pharmaceutical companies and international customers.

         The Company added, including acquisitions, 39 new offices since January 1, 1997. In September 1997, the Company opened its 171,000 square foot clinical trials material packaging and distribution center in Bathgate, Scotland. The Bathgate facility also houses clinical data management services.

         In March 1997, the Company completed a public offering of 11,040,000 shares of its Common Stock at a price to the public of $31.4375 per share. Of the 11,040,000 shares sold, 2,830,000 were sold by the Company. Net proceeds to the Company, which exclude underwriting discounts and offering expenses, were approximately $84.6 million.

         In October 1997, the Company's Board of Directors authorized a two-for-one split of the Company's Common Stock, which was effected in December in the form of a 100% stock dividend. All share numbers throughout this report have been adjusted to reflect the effects of the stock split, unless otherwise indicated.

SERVICES

         The Company provides globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries.

         The Company provides its customers with a continuum of services. The Company's service offerings are described below.

CLINICAL SERVICE OFFERINGS

         The Company provides a full range of drug development services focused on regulatory success, from strategic planning and preclinical services to regulatory submission and approval.

         Clinical Trial Services.

         The Company offers comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. The Company has specialized business units and extensive experience in the therapeutic areas of the central nervous system, cardiovascular, infectious and respiratory diseases as well as in the field of oncology. The Company also has significant clinical trials experience in the therapeutic areas of endocrinological, gastroenterological, genitourinary and musculoskeletal diseases. In addition, the 1997 acquisition of CVA enabled the Company to provide clinical trials expertise in the area of stroke. The Company is experienced in managing large trials involving several thousand patients at several hundred sites and in multinational trials conducted simultaneously in the Americas, Europe, the Asia-Pacific region and South Africa.

         The Company provides its customers with one or more of the following core clinical trial services:

         Study Design. The Company serves its customers by assisting in the preparation of the study protocol and design of case report forms ("CRFs"). The protocol defines the medical issues to be examined, the number of patients required to produce statistically valid results, the period of time over which they must be tracked, the frequency and dosage of drug administration and the study procedures. The study's success often depends on the protocol's ability to predict correctly the requirements of the applicable regulatory authorities.

         Investigator Recruitment. During clinical trials, the drug is administered to patients by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as sites. The Company has access to several thousand investigators who have conducted clinical trials worldwide for the Company.

         Study Monitoring. The Company provides study monitoring services which include investigational site initiation, patient enrollment assistance and data collection and clarification. Site visits serve to assure the quality of the data, which are gathered according to good clinical practice ("GCP"), and to meet the sponsors' and regulatory agencies' requirements as specified in the study protocol.

         Clinical Data Management and Biostatistical Services. The Company has extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process, including the creation of customized databases to meet customer-specific formats, integrated databases to support New Drug Application ("NDA") submissions and databases in accordance with the United States Food and Drug Administration ("FDA") and European specifications.

         Phase I Services. The Company's Phase I services include dose ranging, bioavailability/bioequivalence studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

         In addition to the Company's core clinical trial management services, the Company provides its customers with the following specialized services:

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

                  Formulation, Manufacturing and Packaging Services. The Company offers services in the design and development of pharmaceutical dose forms as well as the manufacture of study drug materials and placebos and the appropriate packaging of these for double blinded studies. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials. In September 1997, the Company opened a new 171,000 square foot facility at Bathgate, Scotland which the Company believes is one of the largest specialist clinical trial supplies units in the world. The facility also houses a clinical data management center.

         Preclinical Services.

         The Company's preclinical unit, provides customers with a wide array of pre-clinical and toxicology services. These services are designed to produce the data required to identify, quantify, and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products, including developmental and reproductive toxicology, genetic toxicology, neurotoxicology, carcinogenicity testing, pharmacology, analytical chemistry, pathology, metabolism and pharmacokinetics.

         Regulatory Affairs Services.

         The Company provides comprehensive medical and regulatory services for its pharmaceutical and biotechnology customers. The Company's medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, consultation, and liaison with various regulatory agencies. The Company's regulatory affairs professionals help to define the steps necessary to obtain registration in the most expeditious manner. The Company is able to provide such services in numerous countries to meet its clients' needs to launch products in multiple countries simultaneously.

         Medical Device Services.

         The Company's service offerings include: review of global strategies for device development and introduction; identifying regulatory requirements in targeted markets; clinical study design and planning; data management; statistical analysis of report preparations; global clinical trial management and monitoring capabilities; consultation on quality control and quality assurance issues; regulatory filings; compliance with United States, European and European Union regulations relating to medical devices; long-range planning for multinational product launches; compliance with legislative requirements for market access; post-marketing requirements; managing relationships with national governments and regulatory authorities; and European pricing strategies.

SALES SERVICES

         The Company provides a range of services focused on commercial success, including late-phase clinical studies, health management services, and sales and marketing.

         Sales and Marketing Services.

         The Company offers a flexible range of contract sales services which are delivered through dedicated and syndicated sales teams. Dedicated sales teams are comprised of sales representatives recruited by the Company in accordance with customer specifications to conduct sales efforts for a particular customer. Dedicated sales teams can be managed by the Company or can report directly to the customer, depending on customer preference. In certain circumstances, the Company can transfer an entire dedicated sales team to the customer for an additional placement fee. Syndicated sales teams promote a number of drugs for different customers and are generally managed directly by the Company. The Company's contract sales teams form a highly skilled network of professionals that afford customers substantial flexibility in selecting the extent and cost of promoting products as well as their level of involvement in managing the sales effort.

         The Company also provides a range of specialized marketing services specifically for pharmaceutical companies aimed at influencing the decisions of patients and physicians and accelerating the acceptance of drugs into treatment guidelines and formularies. Such services are typically purchased by the marketing departments of pharmaceutical companies. The Company believes that its commercial orientation, clinical and promotional expertise and international experience enable it to tailor programs to specific customer needs in a wide range of geographic markets and therapeutic areas.

         Late-Phase Clinical Studies.

         The Company's services, designed primarily for Phase IIIb and Phase IV clinical trials, include post-submission studies in support of marketing claims, post-marketing surveillance and health management support programs. Such services are designed and implemented using clinical and health management programs to promote a favorable environment for new product introductions in advance of the product launch and assist in sales generation post-launch.

DISEASE MANAGEMENT AND HEALTHCARE SERVICES

         The Company provides healthcare policy research, pharmacoeconomics analysis and management consulting focused on improving the quality, availability and cost-effectiveness of healthcare.

         Disease Management Services.

         The Company's disease management services focus on applying healthcare outcomes analysis to the economic valuation of drugs and the treatment of diseases. The Company's February 1998 acquisition of TAG adds specialization in pharmacoeconomics, as well as expertise in developing patient registries and designing disease management programs. Together, these services enable regulators, healthcare providers, pharmaceutical and biotechnology companies and third parties to assess the pricing and cost-effectiveness of new medical therapies.

         Healthcare Policy Research and Consulting.

         The Company's healthcare policy research and healthcare consulting services are designed to assist customers in evaluating healthcare programs and policies and developing strategies for doing business in the highly regulated and rapidly changing healthcare environment. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analysis, evaluation design, microsimulation modeling and data analysis across five general practice areas: public health and finance policy, healthcare organizations, economic analysis, managed care and medical technology. The Company has access to more than 117 healthcare-related databases and has developed the expertise to analyze such complex data to respond to its clients' information needs. These services represent the core competencies of The Lewin Group, a nationally-recognized healthcare consulting firm acquired by the Company in 1996.

STRATEGIC MARKETING AND COMMUNICATIONS SERVICES

         The Company provides strategic marketing and communications services to international pharmaceutical companies beginning in the early stages of product development and continuing through product launch and peak market penetration. These services include communications strategy and planning, product positioning and branding, opinion leader development, symposia organization, patient education, and sponsored publications. As early as Phase II trials, the Company begins providing marketing information to help shape data and influence opinion leader support for a new drug. Such services represent the core competencies of MAC, a leading strategic medical communications consultancy acquired by the Company in 1997.

INFORMATION TECHNOLOGY

         The foundation for the Company's information systems is a wide area network, which the Company continues to improve and expand. The network links approximately 50 local networks and interconnects over 6,000 office-based and 3,500 mobile microcomputers and systems worldwide. The Company's network enables the exchange of information among the Company's offices on a worldwide basis, facilitating concurrent multinational clinical trials and regulatory submissions. Customers also are able to gain direct access to key up-to-date data related to their products in testing, such as adverse events, CRFs and clinical laboratory testing results. Customers using the Company's sales and marketing services can likewise access information related to sales calls and provide feedback about the performance of the Company's sales representatives. The Company has an ongoing program of developing advanced data capture and data management systems designed to speed the drug development process and sales force automation systems for planning, targeting, reporting, analysis and communication of sales and marketing activities. These systems allow the Company to centralize management of sales activities across a broad geographic area. The Company also uses an advanced system for screening and tracking resumes as the cornerstone of its recruiting of qualified sales representatives.

         In 1997, the Company further expanded its information technology capabilities, starting with far-reaching infrastructure upgrades. FaxCollect(TM), the Company's new data capture software, uses ordinary fax machines at study sites to transmit forms to the Company's processing centers for automated data acquisition and storage. The Company's acquired digital medical imaging software allows investigators to gather accurate, consistent and precise measurements, to zoom in on images, and to adjust light and darkness for clarity, all of which enable the compilation of an accurate record for regulatory authorities to follow. The Company also has introduced QuERxI(TM) (Quality Enhancement through Risk Improvement), software that enables physician groups and health plans which are at risk for the costs of drugs to analyze prescribing patterns and thereby improve health outcomes or identify cost savings. The Company's minority investment in POL creates an opportunity for the Company to explore with POL a possible extension of POL's services to the integration of secure intranets in recruiting investigators and patients for clinical trials, managing investigator sites, and in the transfer of clinical trial data. In addition, the Company's relationship with POL also offers possibilities for extending the Company's contract marketing efforts on behalf of customers by disseminating product information to doctors.

         Some of the internally developed systems which the Company uses to facilitate its services are described below:

         FaxCollect(TM) Advanced data capture system which uses faxed images and
                        OCR technology.
         InnTrax(R)     Computerized clinical trial administrative management
                        system.
         ITMS(TM)       Sales force automation (electronic territory management)
                        system.
         QTONE(TM)      Touchtone and voice response patient information system.
         QSTAR(TM)      Imaging technology which reduces time and minimizes
                        errors in data management by routing and tracking CRF
                        images.
         QLIMS(TM)      Laboratory information management system which provides
                        protocol-specific validity checks.
         QNET(TM)       System which allows online monitoring and review of
                        laboratory test data.
         QuERxI(TM)     Software for analyzing prescribing patterns to help
                        improve health outcomes or identify cost savings.

         Genius(TM)     Digital medical imaging software which enables image
                        enhancement, reliable measurements and the compilation
                        of accurate records.
         Pyramid(TM)    Digital medical imaging software which enables image
                        enhancement, reliable measurements and the compilation of accurate records.

         The Company has appointed a Year 2000 Project Team to conduct an assessment of the Company's operations worldwide from an internal, supplier and customer perspective. The assessment, which is currently in progress, addresses all computer systems, applications and any other systems that may be vulnerable to the Year 2000 Issue. As part of the assessment, the Company is preparing detailed plans to address Year 2000 Issues. The Company is utilizing both internal and external resources to implement the plans. The Company currently anticipates addressing all business critical systems during 1998 and will address follow-up issues and all remaining systems during 1999. While the Company currently does not believe that the costs associated with addressing Year 2000 Issues will be material to the Company's financial statements, business or operations, the Company's assessment of Year 2000 Issues is ongoing and there can be no assurance that Year 2000 Issues or the costs of addressing them will not have a material impact on the Company's financial statements, business or operations.

CUSTOMERS AND MARKETING

         The Company coordinates its business development efforts across its service offerings through integrated business development functions, which direct the activities of business development personnel in each of the Company's United States locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America.

         The Company is a market leader in providing full-service contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. For the year ended December 31, 1997, approximately 50.9% of the Company's net revenue was attributed to operations in the Americas, 46.3 % to European and African operations and 2.8% to Asia-Pacific operations. Refer to the Notes to the Company's Consolidated Financial Statements incorporated by reference herein, for further details regarding the Company's foreign and domestic operations. Approximately 52%, 59% and 63% of the Company's net revenue was attributed to clinical and data management services in 1997, 1996 and 1995, respectively, and approximately 36%, 28% and 24% of the Company's 1997, 1996, and 1995 net revenue, respectively, was attributed to its sales and marketing services. Neither the Company's disease management, healthcare consulting and strategic marketing and communications services, nor its laboratory, formulation and packaging services accounted for more than 10% of the Company's net revenue in any of these years.

         The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase. The Company may experience concentration in 1998 and in future years. See "Risk Factors" attached hereto as Exhibit 99.01.

COMPETITION

         The market for the Company's contract research services is highly competitive, and the Company competes against traditional contract research organizations ("CROs") and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates. The Company's primary contract research competitors include Covance Inc., Pharmaceutical Product Development, Inc., PAREXEL International Corp. and ClinTrials Research, Inc. In sales and marketing services, the Company competes against the in-house sales and marketing departments of pharmaceutical companies and other contract sales organizations in each country in which it operates. The Company also competes against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms.

         Competitive factors for contract research services include previous experience, medical and scientific experience in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability, and price. The primary competitive factors affecting contract sales and marketing services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price. The Company believes that it competes favorably in these areas. In addition, the Company believes that the synergies arising from integrating contract research services with contract sales and marketing services, supported by global operations and information technology, differentiate the Company from its competitors.

EMPLOYEES

         The Company has approximately 10,900 employees, comprised of approximately 5,200 in the Americas, 5,400 in Europe and Africa and 300 in the Asia-Pacific region, and 89 offices in 26 countries.

CONTRACT REVENUE

         Most of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. Generally, a portion of the contract fee is paid at the time the project is initiated with performance-based installments payable over the contract duration. Most contracts are terminable upon 15-90 days' notice by the customer, and typically provide for termination or winding down fees. Also, some customer contracts call for the customer to reimburse the Company at cost for certain items such as investigator payments and travel. The Company recognizes net revenue from its contracts, which excludes reimbursed costs, on a percentage-of-completion or per diem basis as work is performed. Consistent with prior years' practice, the Company considers net revenue its primary measure of revenue growth.

BACKLOG

         The Company reports backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 1997, backlog was approximately $1.06 billion, as compared to approximately $708 million at December 31, 1996.

         The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can change during the course of a project. See "Risk Factors -- Loss or Delay of Large Contracts; Variability of Backlog; Fixed Price Nature of Contracts" attached hereto as
Exhibit 99.01.

POTENTIAL LIABILITY

         In connection with its provision of contract research services, the Company contracts with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although the Company does not believe it is legally accountable for the medical care rendered by third party investigators, it is possible that the Company could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom it contracts or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of its Phase I clinical trial facilities, the Company could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. The Company also could be held liable for errors or omissions in connection with the services it performs through each of its service groups. The Company believes that its risks are reduced by contractual indemnification provisions with customers and investigators, insurance maintained by customers and investigators and by the Company, and various regulatory requirements, including the use of institutional review boards and the procurement of each volunteer's informed consent to participate in the study. The contractual indemnifications generally do not fully protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with customers and the terms and scope of such indemnification vary from customer to customer and from trial to trial. The financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance that covers worldwide territories in which the Company currently does business and includes drug safety issues as well as data processing errors and omissions. The Company could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations.

GOVERNMENT REGULATION

         The preclinical, laboratory and clinical trial supply services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting preclinical and laboratory testing is embodied in the good laboratory practice ("GLP") regulations. The requirements for facilities engaging in clinical trial supplies preparation, labeling and distribution are set forth in the good manufacturing practice ("GMP") regulations. GLP and GMP regulations have been mandated by the FDA and the Department of Health in the United Kingdom, and adopted by similar regulatory authorities in other countries. GLP and GMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standardized procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, the Company has established Quality

Assurance programs at its preclinical, laboratory and clinical trial supply facilities which monitor ongoing compliance with GLP and GMP regulations by auditing study data and conducting regular inspections of testing procedures.

         The industry standard for the conduct of clinical research and development studies is embodied in GCP regulations and guidelines. The FDA and many other regulatory authorities require that study results and data to be submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include: (i) complying with specific regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) instructing investigators to maintain records and reports; (v) verifying drug or device accountability; and (vi) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA during audits. Non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial.

         The Company's standard operating procedures related to clinical studies are written in accordance with regulations and guidelines appropriate to the region where they will be used, thus ensuring compliance with GCP. Within Europe, all work is carried out in accordance with the European Community Note For Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." Studies beginning after January 17, 1997 to be submitted to the European Medicines Evaluation Agency must meet the requirements of the International Congress of Harmonization - GCP. In addition, FDA regulations and guidelines serve as a basis for the Company's North American standard operating procedures. The Company's offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with the Company's North American and European operations. From a transnational perspective, the Company has implemented common standard operating procedures across regions to assure consistency whenever it is feasible to do so.

         The Company's sales and marketing services are subject to detailed and comprehensive regulation in each geographic market in which it operates. Such regulation relates, among other things, to the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the United Kingdom, the Company complies with the ABPI Code of Practice for the Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their taking up employment, and which prevents the employment of healthcare professionals as sales representatives. Similar guidelines are in effect in other countries where the Company offers sales and marketing services.

         The Company's United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of the Company's laboratories are operated in material compliance with applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. The use of controlled substances in testing for drugs of abuse is regulated by the United States Drug Enforcement Administration (the "DEA"). All of the Company's laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. The Company's laboratories also comply with International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

         In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, relevant employees of the Company receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. Although the Company believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information on the executive officers of the Company. There are no family relationships between any of the executive officers or directors of the Company.

Name                              Age    Position with the Company
----                              ---    -------------------------
Dennis B. Gillings, Ph.D.         53     Chairman of the Board of Directors and Chief Executive Officer
Santo J. Costa                    52     President, Chief Operating Officer and Director
Rachel R. Selisker                42     Chief Financial Officer, Executive Vice President Finance and Director
Gregory D. Porter                 41     Executive Vice President, Chief Administrative and Legal Officer and
                                         Secretary
Ludo J. Reynders, Ph.D.           44     Chief Executive Officer, Quintiles CRO, and Director
David F. White                    54     Chief Executive Officer, Innovex Limited, and Director
Lawrence S. Lewin                 59     Chief Executive Officer, The Lewin Group, and Director

         Dennis B. Gillings, Ph.D. founded the Company in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. From 1972 to 1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Board of Directors of the University of North Carolina School of Public Health Foundation. Dr. Gillings has been nominated for election as a director of Triangle Pharmaceuticals, Inc. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

         Santo J. Costa became President and Chief Operating Officer of the Company on April 1, 1994 and has been a director since April 1994. From July 1, 1993 to March 31, 1994, Mr. Costa directed the affairs of his own consulting firm, Santo J. Costa & Associates, which focused on pharmaceutical and biotechnology companies. Prior to June 30, 1993, Mr. Costa served seven years at Glaxo, Inc., a pharmaceutical company, as Senior Vice President Administration and General Counsel and a member of the Board of Directors. Mr. Costa serves as a director of NPS Pharmaceuticals Inc. Mr. Costa received a law degree from St. John's University.

         Rachel R. Selisker, a certified public accountant, serves as Executive Vice President Finance and Chief Financial Officer for the Company and has been the Company's principal financial officer since 1987. Ms. Selisker has served as a director of the Company since November 1995. From 1981 to 1987, Ms. Selisker was with the accounting firm of Oppenheim, Appel, Dixon & Co. in Raleigh, North Carolina. Ms. Selisker serves on the Advisory Board for the Accounting Curriculum at Wake Technical Community College.

         Gregory D. Porter has served as Executive Vice President, Chief Administrative and Legal Officer and Secretary since January 1997. Mr. Porter joined the Company in September 1994 as Vice President, General Counsel and Secretary. From 1982 to September 1994, Mr. Porter was in the private practice of law. From 1981 to 1982, Mr. Porter clerked with the Honorable William Matthew Byrne of the U.S. District Court for the Central District of California. Mr. Porter received his law degree from the University of North Carolina at Chapel Hill.

         Ludo J. Reynders, Ph.D. serves as Chief Executive Officer of Quintiles CRO. He has managed European clinical operations since joining the Company in 1988. Dr. Reynders has served as a director of the Company since January 1995. Prior to joining the Company, Dr. Reynders managed the biostatistics and data management department of the Bristol-Myers Co. Pharmaceutical Research and Development Division, located in Brussels, Belgium. Dr. Reynders serves as a director of Oxford Asymmetry International plc. Dr. Reynders received an M.S. and Ph.D. in Applied Sciences from the University of Louvain, Louvain, Belgium.

         David F. White serves as the Chief Executive Officer of Innovex Limited. Mr. White has served as a director of the Company since November 1997. Mr. White joined Innovex Limited as Group Chief Executive Officer in September 1994 from ICI plc, where he had a broad career principally in the international pharmaceutical business. After successive appointments as Managing Director of Stuart Pharmaceuticals from June 1984 to October 1985 and General Manager, ICI Pharmaceuticals (U.K.) from November 1985 to December 1988, he was promoted to lead the global plastics and acrylics businesses, culminating in an assignment to steer the integration of Dupont Acrylics into ICI Acrylics.

         Lawrence S. Lewin has served as the Chief Executive Officer of The Lewin Group, Inc., a subsidiary of the Company, since May 1996. Mr. Lewin has been a director of the Company since June 1996. Between November 1992 and May 1996, Mr. Lewin served as the Chairman and Chief Executive Officer of Lewin-VHI, Inc., a healthcare consulting firm specializing in performing economic analyses, product profiles, and strategic development for healthcare reform and medical reimbursement and the establishment of medical guidelines. Mr. Lewin serves as a director of Apache Medical Systems, Inc. and as a member of the advisory boards of the Hambrecht & Quist Healthcare Investors Fund and the Hambrecht & Quist Life Sciences Fund. Mr. Lewin received an M.B.A. from Harvard Business School.

ITEM 2.  PROPERTIES

         The Company has 89 offices located in 26 countries. The Company's executive headquarters and one of its operating units are located adjacent to Research Triangle Park, North Carolina. The Company also leases facilities in Mountain View, California; San Diego, California; San Francisco, California; Atlanta, Georgia; Smyrna, Georgia; Lenexa, Kansas; Gaithersburg, Maryland; Rockville, Maryland; Cambridge, Massachusetts; Cranford, New Jersey; Parsippany, New Jersey; Scotch Plains, New Jersey; Morrisville, North Carolina; Raleigh, North Carolina; Plymouth Meeting, Pennsylvania; Austin, Texas; San Antonio, Texas; Salt Lake City, Utah; Arlington, Virginia; Fairfax, Virginia; Buenos Aires, Argentina; Adelaide, Australia; Melbourne, Australia; Sydney, Australia; Vienna, Austria; Brussels, Belgium; Louvain-La-Neuve, Belgium; Mechelen, Belgium; Sofia, Bulgaria; Montreal, Canada; Beijing, China; Hong Kong, China; Shanghai, China; Copenhagen, Denmark; Battle, England; Bracknell, England; Egham, England; Esher, England; Ledbury, England; London, England; Marlow,

England; Staines, England; Espon, Finland; Neuilly sur Seine, France; Paris, France; Strasbourg, France; Freiburg, Germany; Neu-Isenberg, Germany; Mannheim, Germany; Munich, Germany; Weil am Rhein, Germany; Ahmedabad, India; Dublin, Ireland; Tel Aviv, Israel; Milan, Italy; Osaka, Japan; Tokyo, Japan; Mexico City, Mexico; Hoofddorp, The Netherlands; Schiedam, The Netherlands; Auckland, New Zealand; Moscow, Russia; Irene, South Africa; Johannesburg, South Africa; Tyger Valley, South Africa; Edinburgh, Scotland; Singapore; Barcelona, Spain; Madrid, Spain; and Uppsala, Sweden. In addition, the Company owns facilities in Ledbury, England; Lenexa, Kansas; Riccarton, Scotland; Bathgate, Scotland; London, England; and Freiburg, Germany. Quintiles believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings are pending to which Quintiles, its subsidiaries or any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for the Company's Common Stock is incorporated by reference from page 48 and page 51 of the Company's 1997 Annual Report to Shareholders included as Exhibit 13 to this report.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1997, the Company issued an aggregate of 300,000 shares of Common Stock to The Cleveland Clinic Foundation in a private placement transaction. The issuance of such shares was made in reliance on a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933 as amended (the "Act") as a transaction not involving any public offering and in reliance upon Regulation D.

         In 1997, options to purchase 188,970 shares of Common Stock were exercised at an average exercise price of $2.9305 per share in reliance on Rule 701 under the Act. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Nonqualified Employee Incentive Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

         This information is incorporated by reference from page 22, "Selected Consolidated Financial Data", of the Company's 1997 Annual Report to Shareholders included as Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is incorporated by reference from pages 23-28, "Management's Discussion and Analysis", of the Company's 1997 Annual Report to Shareholders included as Exhibit 13 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information are incorporated by reference from pages 29-50 of the Company's 1997 Annual Report to Shareholders included as Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the Company's directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 1998. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on page 13 of this report.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data included in the 1997 Annual Report to Shareholders, filed as
Exhibit 13 hereto, are incorporated by reference in Item 8 of this report.


                                                                                                Annual Report to
                      Financial Statements                             Form 10-K Page          Shareholders Page
                      --------------------                             --------------          -----------------
Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                                             16                       29

Consolidated Balance Sheets as of December 31, 1997 and 1996                 16                       30-31

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995                                       16                       32-33

Consolidated Statements of Shareholders' Equity for the years
ended December 31, 1997, 1996 and 1995                                       16                       34

Notes to Consolidated Financial Statements                                   16                       35-49

Report of Independent Auditors                                               16                       50

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

4.03               Amended and Restated Bylaws (see Exhibit 3.02)

4.04(4) Specimen certificate for Common Stock, $0.01 par value per share

Exhibit            Description
-------            -----------
4.05(1)            Form of the Company's 4.25% Convertible Subordinated Notes
                   in Unrestricted Global Form

4.06(1) Form of the Company's 4.25% Convertible Subordinated Notes in Certificated Form.

4.07(3) Registration Rights Agreement dated as of May 17, 1996, by and among the Company, Goldman Sachs International and Smith Barney, Inc.

10.01(4)(5)        Employment Agreement, dated February 22, 1994, by and between
                   Dr. Dennis B. Gillings and the Company

10.02(4)(5)(6)     Employment Agreement, dated February 22, 1994, by and between
                   Santo J. Costa and the Company, as amended on November 4,
                   1994

10.03(5)(6)        Employment Agreement, dated January 1, 1995, by and between
                   Rachel R. Selisker and the Company

10.04(4)(5)        Employment Agreement, dated January 15, 1988, by and between
                   Dr. Ludo Reynders and Quintiles (UK) Limited

10.05(5)(7)        Employment Agreement, dated November 29, 1996, by and between
                   Barrie S. Haigh and the Company

10.06(5)(7)        Deed of Non-Competition, dated November 29, 1996, by and
                   between Barrie S. Haigh and the Company

10.07(5)(7)        Letter Agreement dated August 11, 1997 between Barrie S.
                   Haigh and the Company

10.08(5)(7)        Employment Agreement, dated May 13, 1996, by and between
                   Lawrence S. Lewin and The Lewin Group, Inc. (a wholly-owned subsidiary of the Company)

10.09(5)(7)        Service Agreement, dated September 2, 1994, between Innovex
                   Holdings Limited and David F. White

10.10(5)(7)        Deed of Non-Competition, dated November 29, 1996, between
                   David F. White and the Company

10.11(2)(5)        Employment letter agreement, dated May 31, 1994, by and
                   between Gregory D. Porter and the Company

10.12(4)(5)        Non-Qualified Employee Incentive Stock Option Plan

10.13(4)(5)        Equity Compensation Plan

10.14(5)(6)        Amended and Restated Employee Stock Ownership Plan and Trust

10.15(4)(5)        Quintiles (UK) Limited Approved Profit Sharing Scheme

Exhibit            Description
-------            -----------
10.16(5)           Quintiles Transnational Corp. Deferred Compensation Plan

10.17(2)(5)        Quintiles Group Executive Share Option Scheme

10.18(5)(9)        Quintiles Employee Stock Purchase Plan

10.19(5)(9)        Innovex Limited 1996 Unapproved Executive Share Option Scheme

10.20(5)(10)       Quintiles/Lewin Stock Option Plan

10.21(5)(11)       Quintiles Transnational Corp. Nonqualified Stock Option Plan

10.22(4) Lease dated January 20, 1992, by and between Durham Park, operating as a Joint Venture, Imperial Center, and Quintiles, Inc. as amended on April 6, 1992, April 16, 1992, May 12, 1992, May 13, 1992, March 10, 1993, and
                   September 1, 1993

10.23(2)(6)        Lease dated September 8, 1994, by and between Petula
                   Associates Ltd. and Quintiles, Inc., as amended on September
                   30, 1994, January 10, 1995, April 12, 1995 and August 11,
                   1995

10.24(4) Lease Agreement, dated December 9, 1992, by and between South Bay/Copley Joint Venture and the Company, as amended March 3, 1993

10.25 (6)          Lease, effective January 1, 1995, by and between The Norwich
                   Union Life Insurance Society, Earlsfort Centre and Quintiles
                   Ireland Limited and guaranteed by Quintiles, Inc.

10.26 (4)          Leases, dated  December 1, 1993,  by and between The Norwich
                   Union Life Insurance Society, Quintiles (UK) Limited, and the
                   Company (as surety)

10.27(2) Lease, dated August 31, 1995, by and between California Public Employees' Retirement System and International Clinical Research Corp., as amended October 25, 1995

10.28(7) Lease, dated November 6, 1996, by and between Seagate Technology, Inc. and Innovex

10.29(7) Lease, dated December 20, 1996, by and between The Norwich Union Life Insurance Society and Quintiles (U.K.) Limited

10.30(7)           Lease, dated August 14, 1996, by and between PRUBETA-3 and
                   Innovex, Inc.

10.31(7) Lease, dated November 30, 1995, by and between Lenexa Industrial Park, Inc. and Innovex, Inc.

10.32(7) Sublease, dated January 18, 1996, by and between Legent Corporation and Innovex, Inc.

Exhibit            Description
-------            -----------
10.33              Underlease, dated November 28, 1997, by and between PDFM
                   Limited and Quintiles (UK) Limited and guaranteed by the Company

10.34(12)          Agreement for the Provision of Research Services and Lease
                   of Business Assets dated as of March 3, 1995, between Syntex
                   Pharmaceuticals Limited, Quintiles Scotland Limited,
                   Quintiles (UK) Limited, and Roche Products Limited

10.35(2)(5)        Consulting Agreement dated as of March 15, 1995 between the
                   Company and A.M. Pappas & Associates, L.L.C.

10.36(13)          Merger Agreement, dated as of September 16, 1996, by and
                   among the Company, BRI Acquisition Corp. and BRI
                   International, Inc.

10.37(14)          Share Exchange Agreement, dated as of October 4, 1996, among
                   Innovex Limited, the Company and the shareholders of Innovex
                   Limited

10.38(15)          Registration Rights Agreement, dated as of November 29, 1996, by and among the Company and the shareholders of Innovex
                   Limited

10.39(16)          Supplemental Agreement to Registration Rights Agreement
                   filed as Exhibit 10.38 hereto

10.40(17)          Supplemental Agreement No. 2 to Registration Rights Agreement
                   filed as Exhibit 10.38 hereto

10.41(18)          Asset Purchase Agreement, dated as of April 16, 1996, among
                   The Lewin Group, Inc., the Company, Lewin-VHI, Inc., Value
                   Health, Inc., Lawrence S. Lewin and Robert J. Rubin

10.42(7) Underwriting Agreement, dated March 6, 1997, by and between the Company and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Smith Barney Inc. and William Blair & Company, L.L.C., as representatives of the several underwriters named in Schedule 1 thereto

10.43(7) Underwriting Agreement (International Version), dated March 6, 1997, by and between the Company and Goldman Sachs International, Morgan Stanley & Co. International Limited, Smith Barney Inc. and William Blair & Company, L.L.C., as representatives of the several underwriters named in
                   Schedule I thereto

10.44(19)          Underwriting Agreement, dated December 4, 1997, among the
                   Company, the Selling Shareholders listed in Schedule I attached thereto and Morgan Stanley & Co. Incorporated

13 Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, which are incorporated herein by reference

21                 Subsidiaries of the Company

Exhibit            Description
-------            -----------
23.01              Consent of Ernst & Young LLP

23.02              Consent of Coopers & Lybrand L.L.P.

23.03              Consent of KPMG

24                 Powers of Attorney (included on the signature page hereof)

27.01              Restated Financial Data Schedule (for SEC use only)

27.02              Restated Financial Data Schedule (for SEC use only)

27.03              Restated Financial Data Schedule (for SEC use only)

27.04              Restated Financial Data Schedule (for SEC use only)

27.05              Restated Financial Data Schedule (for SEC use only)

27.06              Restated Financial Data Schedule (for SEC use only)

99.01              Risk Factors relating to the Company

99.02              Report of Coopers & Lybrand L.L.P.

99.03              Report of KPMG
-------------------------

         (1) Exhibit to the Company's Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-19009) effective February 21, 1997 and incorporated herein by reference.

         (2) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 25, 1996, as amended on May 16, 1996, and incorporated herein by reference.

         (3) Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 15, 1996, and incorporated herein by reference.

         (4) Exhibit to the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

         (5)      Executive compensation plans and arrangements.

         (6) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.

         (7) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 25, 1997, and incorporated herein by reference.

         (8) Exhibit to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission
                  (File No. 333-38181) effective October 21, 1997, and incorporated herein by reference.

         (9) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission
                  (File No. 333-16553) effective November 21, 1996, and incorporated herein by reference.

         (10) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission
                  (File No. 333-03603) effective May 13, 1996, and incorporated herein by reference.

         (11) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-40493) effective November 18, 1997, and incorporated herein by reference.

         (12) Exhibit to the Company's Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.

         (13) Exhibit to the Company's Registration Statement on Form S-4, as amended, as filed with the Securities and Exchange Commission (File No. 333-12573) effective October 15, 1996, and incorporated herein by reference.

         (14) Exhibit to the Company's Current Report on Form 8-K dated October 6, 1996, as filed with the Securities and Exchange Commission on October 11, 1996, and incorporated herein by reference.

         (15) Exhibit to the Company's Current Report on Form 8-K dated November 22, 1996, as filed with the Securities and Exchange Commission on December 6, 1996 and amended on January 16, 1997, and incorporated herein by reference.

         (16) Exhibit to the Company's Current Report on Form 8-K dated March 5, 1997, as filed with the Securities and Exchange Commission on March 5, 1997, and incorporated herein by reference.

         (17) Exhibit to the Company's Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-28919), effective July 1, 1997, and incorporated herein by reference.

         (18) Exhibit to the Company's Current Report on Form 8-K dated April 16, 1997, as filed with the Securities and Exchange Commission on April 23, 1996, and incorporated herein by reference.

         (19) Exhibit to the Company's Current Report on Form 8-K dated December 11, 1997, as filed with the Securities and Exchange Commission on December 11, 1997, and incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated October 17, 1997, including the following supplemental consolidated financial statements which restated certain of its historical financial data in connection with the consummation of certain acquisitions accounted for as poolings of interests:

                  Supplemental Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

                  Supplemental Consolidated Balance Sheets as of December 31,
                    1996 and 1995

                  Supplemental Consolidated Statements of Shareholders' Equity
                    for each of the three years in the period ended
                    December 31, 1996

                  Supplemental Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

                  Unaudited Condensed Supplemental Consolidated Statements of
                    Income for the three and six months ended June 30, 1997 and 1996

                  Unaudited Condensed Supplemental Consolidated Balance Sheets
                    as of June 30, 1997 and December 31, 1996

                  Unaudited Condensed Supplemental Consolidated Statements of
                    Cash Flows for the six months ended June 30, 1997 and 1996

         The Company filed a Current Report on Form 8-K, dated November 26, 1997, to amend certain effective registration statements of the Company to increase the number of shares registered thereunder to include the additional shares resulting from the application of the Company's two-for-one stock split to the registered shares remaining unsold under such registration statements as of December 1, 1997.

         The Company filed a Current Report on Form 8-K, dated December 11, 1997, including as an exhibit an Underwriting Agreement among the Company, the Selling Shareholders listed in Schedule 1 attached thereto and Morgan Stanley & Co. Incorporated (the "Underwriter") with respect to certain shares to be sold by such Selling Shareholders to the Underwriter under two effective Registration Statements on Form S-3 previously filed by the Company.

                           FORWARD-LOOKING STATEMENTS

         Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other various thereof or comparable terminology.

         The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's dependence on certain industries and customers, the management of its growth, the risks associated with acquisitions, risks relating to contract sales services, competition within the industry, the loss or delay of large contracts, dependence on personnel and government regulation and the other Risk Factors described in Exhibit 99.01 attached to this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 25th day of March, 1998.

                                          QUINTILES TRANSNATIONAL CORP.


                                          By:/s/ Dennis B. Gillings, Ph.D.
                                             -----------------------------------
                                             Dennis B. Gillings, Ph.D.
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

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

Signature                   Title                                Date
---------                   -----                                ----

/s/ Dennis B. Gillings      Chairman of the Board of Directors   March 25, 1998
--------------------------  and Chief Executive Officer
Dennis B. Gillings, Ph.D.

/s/ Rachel R. Selisker      Chief Financial Officer,             March 25, 1998
--------------------------  Executive Vice President Finance
Rachel R. Selisker          and Director

/s/ Robert C. Bishop        Director                             March 25, 1998
--------------------------
Robert C. Bishop, Ph.D.

/s/ E. G. F. Brown          Director                             March 25, 1998
--------------------------
E. G. F. Brown

/s/ Vaughn D. Bryson        Director                             March 25, 1998
--------------------------
Vaughn D. Bryson

/s/ Santo J. Costa          President, Chief Operating Officer   March 25, 1998
--------------------------  and Director
Santo J. Costa

/s/ Chester W. Douglass     Director                             March 25, 1998
--------------------------
Chester W. Douglass, Ph.D.

/s/ Lawrence S. Lewin       Chief Executive Officer, The         March 25, 1998
--------------------------  Lewin Group, and Director
Lawrence S. Lewin

/s/ Arthur M. Pappas        Director                             March 25, 1998
--------------------------
Arthur M. Pappas

/s/ Ludo J. Reynders        Chief Executive Officer,             March 25, 1998
--------------------------  Quintiles CRO, and Director
Ludo J. Reynders, Ph.D.

/s/ Eric J. Topol           Director                             March 25, 1998
--------------------------
Eric J. Topol, M.D.

/s/ Virginia V. Weldon      Director                             March 25, 1998
--------------------------
Virginia V. Weldon, M.D.

/s/ David F. White          Chief Executive Officer,             March 25, 1998
--------------------------  Innovex Limited, and Director
David F. White


                                  EXHIBIT INDEX

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

4.03               Amended and Restated Bylaws (see Exhibit 3.02)

4.04(4) Specimen certificate for Common Stock, $0.01 par value per share

4.05(1) Form of the Company's 4.25% Convertible Subordinated Notes in Unrestricted Global Form

4.06(1) Form of the Company's 4.25% Convertible Subordinated Notes in Certificated Form.

4.07(3) Registration Rights Agreement dated as of May 17, 1996, by and among the Company, Goldman Sachs International and Smith Barney, Inc.

10.01(4)(5)        Employment Agreement, dated February 22, 1994, by and between
                   Dr. Dennis B. Gillings and the Company

10.02(4)(5)(6)     Employment Agreement, dated February 22, 1994, by and between
                   Santo J. Costa and the Company, as amended on November 4,
                   1994

10.03(5)(6)        Employment Agreement, dated January 1, 1995, by and between
                   Rachel R. Selisker and the Company

10.04(4)(5)        Employment Agreement, dated January 15, 1988, by and between
                   Dr. Ludo Reynders and Quintiles (UK) Limited

10.05(5)(7)        Employment Agreement, dated November 29, 1996, by and between
                   Barrie S. Haigh and the Company

10.06(5)(7)        Deed of Non-Competition, dated November 29, 1996, by and
                   between Barrie S. Haigh and the Company

10.07(5)(7)        Letter Agreement dated August 11, 1997 between Barrie S.
                   Haigh and the Company

Exhibit            Description
-------            -----------

10.08(5)(7)        Employment Agreement, dated May 13, 1996, by and between
                   Lawrence S. Lewin and The Lewin Group, Inc. (a wholly-owned subsidiary of the Company)

10.09(5)(7)        Service Agreement, dated September 2, 1994, between Innovex
                   Holdings Limited and David F. White

10.10(5)(7)        Deed of Non-Competition, dated November 29, 1996, between
                   David F. White and the Company

10.11(2)(5)        Employment letter agreement, dated May 31, 1994, by and
                   between Gregory D. Porter and the Company

10.12(4)(5)        Non-Qualified Employee Incentive Stock Option Plan

10.13(4)(5)        Equity Compensation Plan

10.14(5)(6)        Amended and Restated Employee Stock Ownership Plan and Trust

10.15(4)(5)        Quintiles (UK) Limited Approved Profit Sharing Scheme

10.16(5)           Quintiles Transnational Corp. Deferred Compensation Plan

10.17(2)(5)        Quintiles Group Executive Share Option Scheme

10.18(5)(9)        Quintiles Employee Stock Purchase Plan

10.19(5)(9)        Innovex Limited 1996 Unapproved Executive Share Option Scheme

10.20(5)(10)       Quintiles/Lewin Stock Option Plan

10.21(5)(11)       Quintiles Transnational Corp. Nonqualified Stock Option Plan

10.22(4) Lease dated January 20, 1992, by and between Durham Park, operating as a Joint Venture, Imperial Center, and Quintiles, Inc. as amended on April 6, 1992, April 16, 1992, May 12, 1992, May 13, 1992, March 10, 1993, and
                   September 1, 1993

10.23(2)(6)        Lease dated September 8, 1994, by and between Petula
                   Associates Ltd. and Quintiles, Inc., as amended on September
                   30, 1994, January 10, 1995, April 12, 1995 and August 11,
                   1995

10.24(4) Lease Agreement, dated December 9, 1992, by and between South Bay/Copley Joint Venture and the Company, as amended March 3, 1993

Exhibit            Description
-------            -----------

10.25 (6)          Lease, effective January 1, 1995, by and between The Norwich
                   Union Life Insurance Society, Earlsfort Centre and Quintiles
                   Ireland Limited and guaranteed by Quintiles, Inc.

10.26 (4)          Leases, dated  December 1, 1993,  by and between The Norwich
                   Union Life Insurance Society, Quintiles (UK) Limited, and the
                   Company (as surety)

10.27(2) Lease, dated August 31, 1995, by and between California Public Employees' Retirement System and International Clinical Research Corp., as amended October 25, 1995

10.28(7) Lease, dated November 6, 1996, by and between Seagate Technology, Inc. and Innovex

10.29(7) Lease, dated December 20, 1996, by and between The Norwich Union Life Insurance Society and Quintiles (U.K.) Limited

10.30(7)           Lease, dated August 14, 1996, by and between PRUBETA-3 and
                   Innovex, Inc.

10.31(7) Lease, dated November 30, 1995, by and between Lenexa Industrial Park, Inc. and Innovex, Inc.

10.32(7) Sublease, dated January 18, 1996, by and between Legent Corporation and Innovex, Inc.

10.33 Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.34(12)          Agreement for the Provision of Research Services and Lease
                   of Business Assets dated as of March 3, 1995, between Syntex
                   Pharmaceuticals Limited, Quintiles Scotland Limited,
                   Quintiles (UK) Limited, and Roche Products Limited

10.35(2)(5)        Consulting Agreement dated as of March 15, 1995 between the
                   Company and A.M. Pappas & Associates, L.L.C.

10.36(13)          Merger Agreement, dated as of September 16, 1996, by and
                   among the Company, BRI Acquisition Corp. and BRI
                   International, Inc.

10.37(14)          Share Exchange Agreement, dated as of October 4, 1996, among
                   Innovex Limited, the Company and the shareholders of Innovex
                   Limited

10.38(15)          Registration Rights Agreement, dated as of November 29, 1996, by and among the Company and the shareholders of Innovex
                   Limited

10.39(16)          Supplemental Agreement to Registration Rights Agreement
                   filed as Exhibit 10.38 hereto

Exhibit            Description
-------            -----------
10.40(17)          Supplemental Agreement No. 2 to Registration Rights Agreement
                   filed as Exhibit 10.38 hereto

10.41(18)          Asset Purchase Agreement, dated as of April 16, 1996, among
                   The Lewin Group, Inc., the Company, Lewin-VHI, Inc., Value
                   Health, Inc., Lawrence S. Lewin and Robert J. Rubin

10.42(7) Underwriting Agreement, dated March 6, 1997, by and between the Company and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Smith Barney Inc. and William Blair & Company, L.L.C., as representatives of the several underwriters named in Schedule 1 thereto

10.43(7) Underwriting Agreement (International Version), dated March 6, 1997, by and between the Company and Goldman Sachs International, Morgan Stanley & Co. International Limited, Smith Barney Inc. and William Blair & Company, L.L.C., as representatives of the several underwriters named in
                   Schedule I thereto

10.44(19)          Underwriting Agreement, dated December 4, 1997, among the
                   Company, the Selling Shareholders listed in Schedule I attached thereto and Morgan Stanley & Co. Incorporated

13 Portions of the Annual Report to Shareholder for the fiscal year ended December 31, 1997, which are incorporated herein by reference

21                 Subsidiaries of the Company

23.01              Consent of Ernst & Young LLP

23.02              Consent of Coopers & Lybrand L.L.P.

23.03              Consent of KPMG

24                 Power of Attorney (included on the signature page hereof)

27.01              Restated Financial Data Schedule (for SEC use only)

27.02              Restated Financial Data Schedule (for SEC use only)

27.03              Restated Financial Data Schedule (for SEC use only)

27.04              Restated Financial Data Schedule (for SEC use only)

27.05              Restated Financial Data Schedule (for SEC use only)

27.06              Restated Financial Data Schedule (for SEC use only)

99.01              Risk Factors relating to the Company

99.02              Report of Coopers & Lybrand L.L.P.

99.03              Report of KPMG
-------------------------

         (1) Exhibit to the Company's Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-19009) effective February 21, 1997, and incorporated herein by reference.

         (2) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 25, 1996, as amended on May 16, 1996, and incorporated herein by reference.

         (3) Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 15, 1996, and incorporated herein by reference.

         (4) Exhibit to the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

         (5)      Executive compensation plans and arrangements.

         (6) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.

         (7) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 25, 1997, and incorporated herein by reference.

         (8) Exhibit to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission
                  (File No. 333-38181) effective October 21, 1997, and incorporated herein by reference.

         (9) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission
                  (File No. 333-16553) effective November 21, 1996, and incorporated herein by reference.

         (10) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission
                  (File No. 333-03603) effective May 13, 1996, and incorporated herein by reference.

         (11) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-40493) effective November 18, 1997, and incorporated herein by reference.

         (12) Exhibit to the Company's Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.

         (13) Exhibit to the Company's Registration Statement on Form S-4, as amended, as filed with the Securities and Exchange Commission (File No. 333-12573) effective October 15, 1996, and incorporated herein by reference.

         (14) Exhibit to the Company's Current Report on Form 8-K dated October 6, 1996, as filed with the Securities and Exchange Commission on October 11, 1996, and incorporated herein by reference.

         (15) Exhibit to the Company's Current Report on Form 8-K dated November 22, 1996, as filed with the Securities and Exchange Commission on December 6, 1996 and amended on January 16, 1997, and incorporated herein by reference.

         (16) Exhibit to the Company's Current Report on Form 8-K dated March 5, 1997, as filed with the Securities and Exchange Commission on March 5, 1997, and incorporated herein by reference.

         (17) Exhibit to the Company's Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-28919), effective July 1, 1997, and incorporated herein by reference.

         (18) Exhibit to the Company's Current Report on Form 8-K dated April 16, 1997, as filed with the Securities and Exchange Commission on April 23, 1996, and incorporated herein by reference.

         (19) Exhibit to the Company's Current Report on Form 8-K dated December 11, 1997, as filed with the Securities and Exchange Commission on December 11, 1997, and incorporated herein by reference.