Form 10-Q
period 1998-03-31
QUINTILES TRANSNATIONAL CORP
filed 1998-05-15
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1998

                        Commission file number 340-23520


                          QUINTILES TRANSNATIONAL CORP.
             (Exact name of registrant as specified in its charter)


          North Carolina                                          56-1714315
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   4709 Creekstone Dr., Suite 200
              Durham, NC                                          27703-8411
(Address of principal executive offices)                          (Zip Code)


                                 (919) 941-2000
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report)


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

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1998 was 75,201,891.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                      Index




                                                                                                 Page
                                                                                                 ----
Part I.           Financial Information

                  Item 1.           Financial Statements (unaudited)

                                    Condensed consolidated balance sheets -
                                    March 31, 1998 and December 31, 1997                            3

                                    Condensed consolidated statements of
                                    income - Three months ended
                                    March 31, 1998 and 1997                                         4

                                    Condensed consolidated statements of
                                    cash flows - Three months ended
                                    March 31, 1998 and 1997                                         5

                                    Notes to condensed consolidated financial
                                    statements - March 31, 1998                                     6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                   8

                  Item 3.           Quantitative and Qualitative Disclosure about
                                    Market Risk                                                    11


Part II.          Other Information                                                                11


Signatures                                                                                         15

Exhibit Index                                                                                      16

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        MARCH 31       DECEMBER 31
                                                          1998             1997
                                                       ----------      -----------
                                                       (unaudited)       (Note 1)
                                                              (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                           $  40,345       $  78,007
   Accounts receivable and unbilled services             287,640         210,444
   Investments                                            48,147          44,372
   Prepaid Expenses                                       25,765          22,261
   Other current assets                                   22,876          22,596
                                                       ---------       ---------
Total current assets                                     424,773         377,680

Property and equipment                                   288,798         265,851
Less accumulated depreciation                             90,564          80,479
                                                       ---------       ---------
                                                         198,234         185,372
Intangibles and other assets:
   Intangibles                                            71,877          71,976
   Investments                                            87,918          69,089
   Deferred income taxes                                  68,658          68,651
   Deposits and other assets                              26,779          26,130
                                                       ---------       ---------
                                                         255,232         235,846
                                                       ---------       ---------
Total assets                                           $ 878,239       $ 798,898
                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses               $  98,461       $  96,059
   Credit arrangements, current                           34,603          25,202
   Unearned income                                       109,953          85,327
   Income taxes and other current liabilities             14,162           6,234
                                                       ---------       ---------
Total current liabilities                                257,179         212,822

Long-term liabilities:
   Credit arrangements, less current portion             156,312         149,379
   Long-term obligation                                   21,038          20,985
   Deferred income taxes and other liabilities            30,398          28,607
                                                       ---------       ---------
                                                         207,748         198,971
                                                       ---------       ---------
Total liabilities                                        464,927         411,793

Shareholders' equity:
   Common stock and additional paid-in capital,
      75,148,033 and 73,853,867 shares issued
      and outstanding at March 31, 1998 and
      December 31, 1997, respectively                    350,024         335,312
   Retained earnings                                      70,571          60,008
   Other equity                                           (7,283)         (8,215)
                                                       ---------       ---------
Total shareholders' equity                               413,312         387,105
                                                       ---------       ---------
Total liabilities and shareholders' equity             $ 878,239       $ 798,898
                                                       =========       =========


See accompanying notes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                          THREE MONTHS ENDED
                                               MARCH 31
                                        1998            1997
                                     ---------       ---------
                                (In thousands, except per share data)

Net revenue                          $ 254,690       $ 179,885

Costs and expenses:
  Direct                               134,021          92,035
  General and administrative            81,704          60,861
  Depreciation and amortization         12,064           8,058
                                     ---------       ---------
Total costs and expenses               227,789         160,954
                                     ---------       ---------
Income from operations                  26,901          18,931

Other expense, net                        (458)           (723)
                                     ---------       ---------
Income before income taxes              26,443          18,208
Income taxes                             8,438           6,729
                                     ---------       ---------

Net income                           $  18,005       $  11,479
                                     =========       =========

Basic net income per share           $    0.24       $    0.16
                                     =========       =========

Diluted net income per share         $    0.24       $    0.16
                                     =========       =========


See accompanying notes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                THREE MONTHS ENDED MARCH 31
                                                                   1998            1997
                                                                 --------       ---------
                                                                      (In thousands)
OPERATING ACTIVITIES
Net income                                                       $ 18,005       $  11,479
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                    12,064           8,058
   Net loss on sale of property and equipment                         328            --
   Provision for deferred income tax expense                        6,736            --
   Change in operating assets and liabilities                     (57,532)        (11,138)
   Other                                                            9,142          (1,036)
   Change in fiscal year of pooled entity                            --               313
                                                                 --------       ---------
Net cash (used in) provided by operating activities               (11,257)          7,676

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                   801              66
Acquisition of property and equipment                             (17,989)        (18,109)
Acquisition of intangible assets                                    2,098            (520)
Payment of dividend                                                  (385)           --
Security investments, net                                         (22,677)          3,226
Change in fiscal year of pooled entity                               --                 8
                                                                 --------       ---------
Net cash used in investing activities                             (38,152)        (15,329)

FINANCING ACTIVITIES
Proceeds from borrowings and line of credit                        37,855           3,491
Principal payments on credit arrangements                         (31,713)        (11,162)
Proceeds from issuance of common stock                              6,272          87,371
Other                                                                --               (30)
Change in fiscal year of pooled entity                               --               124
                                                                 --------       ---------
Net cash provided by financing activities                          12,414          79,794

Effect of foreign currency exchange rate changes on cash             (667)         (1,551)
                                                                 --------       ---------

(Decrease) increase in cash and cash equivalents                  (37,662)         70,590
Cash and cash equivalents at beginning of period                   78,007          68,730
                                                                 --------       ---------
Cash and cash equivalents at end of period                       $ 40,345       $ 139,320
                                                                 ========       =========

See accompanying notes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(unaudited)

March 31, 1998

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1997 has been derived from the audited financial statements of the Company. The balance sheet does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.     Mergers

On February 2, 1998, the Company acquired Pharma Networks N.V. ("Pharma"), a leading contract sales organization in Belgium. The Company acquired Pharma in exchange for 132,000 shares of the Company's Common Stock. On February 4, 1998, the Company acquired Technology Assessment Group ("TAG"), an international health outcomes assessment firm that specializes in patient registries and in evaluating the economic, quality-of-life and clinical effects of drug therapies and disease management programs. The Company acquired TAG in exchange for 460,366 shares of the Company's Common Stock. On February 26, 1998, the Company acquired T2A S.A. ("T2A"), a leading French contract sales organization. The Company acquired T2A in exchange for 311,899 shares of the Company's Common Stock. On February 27, 1998, the Company acquired More Biomedical Contract Research Organization Ltd. ("More Biomedical"), a leading contract research organization in Taiwan. The Company acquired More Biomedical in exchange for 16,600 shares of the Company's Common Stock. All of the above transactions were accounted for as poolings of interests, and all consolidated financial data for periods subsequent to January 1, 1998 have been restated to include the results of the pooled companies. The financial data of the pooled companies prior to January 1, 1998 were not materially different from that previously reported by the Company, and thus have not been restated. The results from operations for the periods from January 1, 1998 through the date of each acquisition are not material.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(unaudited) -- Continued

3.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                          1998         1997
                                                        -------      -------
Net income                                              $18,005      $11,479
                                                        =======      =======
Weighted average shares:
     Basic weighted average shares                       74,977       70,017
     Effect of dilutive securities - Stock options        1,577        1,914
                                                        -------      -------
     Diluted weighted average shares                     76,554       71,931
                                                        =======      =======
Basic net income per share                              $  0.24      $  0.16
Diluted net income per share                            $  0.24      $  0.16

4. Comprehensive Income

The Company adopted Financial Accounting Standard Board Statement No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The adoption of Statement No. 130 did not have an impact on the Company's financial position or results from operations.

The following table represents the Company's comprehensive income for the three months ended March 31, 1998 and 1997 (in thousands):


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998            1997
                                                            --------       --------
Net income                                                  $ 18,005       $ 11,479
Other comprehensive income:
     Unrealized (loss) gain on marketable securities,
       net of tax                                                (81)             5
     Foreign currency adjustment                                 991         (8,629)
                                                            --------       --------
Comprehensive income                                        $ 18,915       $  2,855
                                                            ========       ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenue for the first quarter of 1998 was $254.7 million, an increase of $74.8 million or 41.6% over first quarter of 1997 net revenue of $179.9 million. Growth occurred across each of the Company's three geographic regions. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the first quarter of 1997.

Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $134 million or 52.6% of net revenue for the first quarter of 1998 versus $92 million or 51.2% of net revenue for the first quarter of 1997. The increase in direct costs as a percentage of net revenue was primarily attributable to the increase in net revenue generated from contract sales and marketing services, which incur a higher level of direct costs (but lower general and administrative expenses) relative to net revenue than contract research services.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $81.7 million or 32.1% of net revenue for the first quarter of 1998 versus $60.9 million or 33.8% of net revenue for the first quarter of 1997. The $20.8 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

Depreciation and amortization were $12.1 million or 4.7% of net revenue for the first quarter of 1998 versus $8.1 million or 4.5% of net revenue for the first quarter of 1997.

Income from operations was $26.9 million or 10.6% of net revenue for the first quarter of 1998 versus $18.9 million or 10.5% of net revenue for the first quarter of 1997.

Other expense decreased to $458,000 for the first quarter of 1998 from $723,000 in the first quarter of 1997, primarily due to decreases in net interest expense.

The effective tax rate for the first quarter of 1998 was 31.9% versus a 37.0% effective tax rate for the first quarter of 1997. Higher proportion of profits were generated in countries with lower tax rates and where net operating losses could be utilized. Since the Company conducts operations on a global basis, its effective tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash outflows from operations were $11.3 million for the three months ended March 31, 1998 versus cash inflows of $7.7 million for the comparable period of 1997. Investing activities, for the three months ended March 31, 1998, consisted primarily of capital asset purchases and investment security purchases and maturities. These investing activities required an outlay of cash of $38.2 million for the three months ended March 31, 1998 compared to an outlay of $15.3 million for investing activities during the same period in 1997.

As of March 31, 1998, total working capital was $167.6 million versus $164.9 million as of December 31, 1997. Net receivables from clients (accounts receivable and unbilled services net of unearned income) increased to $177.7 million at March 31, 1998 as compared to $125.1 million at the end of 1997. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, increased to 54 days at March 31, 1998 as compared to 42 days at December 31, 1997. Although the number of days revenue outstanding has historically dropped at the end of the fiscal year and risen during the following quarter, the increase from December 31, 1997 to March 31, 1998 was greater than usually experienced by the Company. Management has taken actions designed to reduce the number of days outstanding in the second quarter of 1998.

The Company has a (pound)15.0 million (approximately $25.2 million) unsecured line of credit with a U.K. bank and a (pound)5.0 million (approximately $8.4 million) unsecured line of credit with a second U.K. bank. At March 31, 1998, the Company had (pound)7.9 million (approximately $13.2 million) available under these arrangements.

Based on its current operating plan, the Company believes that its available cash and cash equivalents, together with future cash flows from operations and borrowings under its line of credit agreements will be sufficient to meet its foreseeable cash needs in connection with its operations. As part of its business strategy, the Company reviews many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, the Company is continually evaluating new acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing in its ordinary course of business or to facilitate possible acquisitions or expansion.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Impact of Year 2000

The Year 2000 Issue is the result of computer processors and software not processing date values correctly. This issue could result in a system failure or data corruption of the Company or its customers or suppliers which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar business activities or to receive information or services from suppliers.

The Company's computing infrastructure is based upon industry standard systems. The Company is not dependent on large legacy systems and does not use mainframes. Many of the specially developed systems the Company uses have been developed within the past few years and will process date values appropriately.

The Company has appointed a Year 2000 Project Team to conduct an assessment of the Company's operations worldwide from an internal, supplier and customer perspective. The assessment, which is currently in progress, addresses all of the Company's computer systems, applications and any other systems that the Company believes may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment includes an evaluation of external services on which the Company is dependent, although the Company cannot control whether or the manner in which such services will be provided. As part of the assessment, the Company is preparing detailed plans to address Year 2000 Issues. The Company is utilizing both internal and external resources to implement the plans. The Company currently anticipates addressing all business critical systems during 1998 and will address follow-up issues and all remaining systems during 1999. While the Company currently does not believe that the costs associated with addressing Year 2000 Issues will be material to the Company's financial statements, business or operations, the Company's assessment of Year 2000 Issues is ongoing and there can be no assurance that Year 2000 Issues or the costs of addressing them will not have a material impact on the Company's financial statements, business or operations.

Cautionary Statement for Forward-Looking Information

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's judgement concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the ability of the combined businesses to be integrated with the Company's historical operations, the actual costs of the combining of the businesses, actual operating performance, the ability to maintain large client contracts or to enter into new contracts and the level of demand for services. See Exhibit 99.01 for additional factors that could cause the Company's actual results to differ.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk--Not
             Applicable


PART II.     Other Information

Item 1.      Legal Proceedings -- Not applicable

Item 2.      Changes in Securities

             On February 2, 1998, the Company completed the acquisition of Pharma Networks N.V., a Belgian contract sales organization. The Company issued 132,000 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Pharma Networks N.V. in exchange for such interest. An aggregate of 42,200 shares were issued in reliance on Regulation S and 89,800 shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the share exchange agreement. The Company's issuance of shares in this transaction was previously reported on Form 8-K, dated February 2, 1998.

             On February 4, 1998, the Company completed the acquisition of Technology Assessment Group ("TAG"), an international health outcomes assessment firm that specializes in patient registries and in evaluating the economic, quality-of-life and clinical effects of drug therapies and disease management programs. The Company issued 460,366 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of TAG in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the merger and partnership interest exchange agreement.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

             On February 26, 1998, the Company completed the acquisition of T2A S.A., a French contract sales organization ("T2A"). The Company issued 311,899 shares of its Common Stock, par value $0.01 per share, in exchange for the interests of the holders of all of the outstanding share capital of T2A, other than three dissenting shareholders owning less than 0.03% of T2A who were paid cash. An aggregate of 109,166 shares were issued in reliance on Regulation S and 202,733 shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the share acquisition agreement. The Company's issuance of shares in this transaction was previously reported on Form 8-K, dated February 26, 1998.

             On February 27, 1998, the Company completed the acquisition of More Biomedical Contract Research Organization Ltd., a contract research organization based in Taiwan ("More Biomedical"). The Company issued 16,600 shares of its Common Stock, par value $0.01 per share, to the sole shareholder of More Biomedical in exchange for his interest. All of such shares were issued in reliance on Regulation S based on representations made by the recipient in the share sale agreement. The Company's issuance of shares in this transaction was previously reported on Form 8-K, dated February 26, 1998.

             During the three months ended March 31, 1998, options to purchase 78,908 shares of Common Stock were exercised at an average exercise price of $3.61 per share in reliance on Rule 701 under the Act. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

Item 3.      Defaults upon Senior Securities -- Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

             On May 6, 1998, the Company held its Annual Meeting of Shareholders during which the shareholders:

             (1) Elected two nominees to serve as Class III directors with terms continuing until the Annual Meeting of Shareholders in 2000. The votes were cast as follows:

                                                                    BROKER
                                  FOR           WITHHOLD           NON-VOTE
                               ----------       --------           --------
Virginia V. Weldon, M.D.       58,977,471       226,599

David F. White                 58,948,070       256,000

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

             (2) Elected one nominee to serve as Class II director with a term continuing until the Annual Meeting of Shareholders in 1999. The votes were cast as follows:

                                                                    BROKER
                                  FOR           WITHHOLD           NON-VOTE
                               ----------       --------           --------
Eric J. Topol, M.D.            58,919,086       284,984


             (3) Elected five nominees to serve as Class I directors with terms continuing until the Annual Meeting of Shareholders in 2001. The votes were cast as follows:

                                                                    BROKER
                                  FOR           WITHHOLD           NON-VOTE
                               ----------       --------           --------
Robert C. Bishop, Ph.D.        58,992,726       211,344

Santo J. Costa                 58,938,261       265,809

Arthur M. Pappas               58,956,549       247,521

Ludo J. Reynders, Ph.D.        58,949,623       254,447

E. G. F. Brown                 58,989,967       214,103


             (4) Ratified an increase in the number of shares reserved for issuance under the Company's Employee Stock Purchase Plan. The votes were cast as follows:

                                                                                 BROKER
                                     FOR          AGAINST       ABSTAIN         NON-VOTE
                                  ----------     ---------      -------         --------
Ratification of increase in       57,843,791     1,268,910       91,369
number of shares reserved


             (5) Ratified appointment of Arthur Andersen LLP as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1998. The votes were cast as follows:

                                                                                 BROKER
                                     FOR          AGAINST       ABSTAIN         NON-VOTE
                                  ----------     ---------      -------         --------
Ratification of
Arthur Andersen LLP               52,747,233        41,284     6,415,553


                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Item 5.      Other Information - Not applicable

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit                   Description
                  -------                   -----------
                  27.01                     Financial Data Schedule

                  99.01                     Risk Factors

             (b) During the three months ended March 31, 1998, the Company filed reports on Form 8-K, dated February 2, 1998, February 4, 1998, February 26, 1998, March 2, 1998 (amended March 20, 1998 on Form 8-K/A), and March 20, 1998. On the report on Form 8-K, dated February 2, 1998, the Company reported the sales of equity securities pursuant to Regulation S in connection with the acquisition of Pharma Networks N.V. On the report on Form 8-K, dated February 4, 1998, the Company filed a press release announcing its fiscal 1997 earnings information. On the report on Form 8-K, dated February 26, 1998, the Company reported the sales of equity securities pursuant to Regulation S in connection with the acquisitions of T2A S.A. and More Biomedical Contract Research Organization Ltd. On the report on Form 8-K, dated March 2, 1998 (as amended by Form 8-K/A on March 20, 1998), the Company reported a change in its certifying accountant On the report on Form 8-K, dated March 20, 1998, the Company filed certain of its restated historical financial statements for the three year period ended December 31, 1997, as well as Management's Discussion and Analysis of Financial Condition and Results of Operation for the relevant periods. No other reports on Form 8-K were filed during the three months ended March 31, 1998. Subsequently, the Company filed one report on Form 8-K, dated April 22, 1998, including its press release announcing the Company's fiscal first quarter 1998 earnings information.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Quintiles Transnational Corp.
                                    -----------------------------
                                              Registrant



Date        May 15, 1998            /s/  Dennis B. Gillings
     --------------------------     -----------------------------------------
                                    Dennis B. Gillings, Chief Executive Officer



Date        May 15, 1998            /s/ Rachel R. Selisker
     --------------------------     -----------------------------------------
                                    Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX






         Exhibit                    Description
         -------                    -----------

          27.01            Financial Data Schedule

          99.01            Risk Factors