Form 10-Q
period 1998-06-30
QUINTILES TRANSNATIONAL CORP
filed 1998-07-31
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1998

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

   4709 Creekstone Dr., Suite 200
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

The number of shares of Common Stock, $.01 par value, outstanding as of July 24, 1998 was 75,642,110.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                      Index




                                                                                                 Page
Part I.           Financial Information                                                          ----

                  Item 1.           Financial Statements (unaudited)

                                    Condensed consolidated balance sheets -
                                    June 30, 1998 and December 31, 1997                             3

                                    Condensed consolidated statements of income
                                    - Three months ended June 30, 1998 and 1997;
                                    six months ended
                                    June 30, 1998 and 1997                                          4

                                    Condensed consolidated statements of
                                    cash flows - Six months ended
                                    June 30, 1998 and 1997                                          5

                                    Notes to condensed consolidated financial
                                    statements - June 30, 1998                                      6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                   9

                  Item 3.           Quantitative and Qualitative Disclosure about
                                    Market Risk                                                    12


Part II.          Other Information                                                                13


Signatures                                                                                         15

Exhibit Index                                                                                      16

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         JUNE 30        DECEMBER 31
                                                          1998              1997
                                                        -----------     -----------
                                                        (unaudited)       (Note 1)
                                                              (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                            $  45,541       $  78,007
   Accounts receivable and unbilled services              306,119         210,444
   Investments                                             51,952          44,372
   Prepaid Expenses                                        25,752          22,261
   Other current assets                                    10,582          22,596
                                                        ---------       ---------
         Total current assets                             439,946         377,680

Property and equipment                                    314,773         265,851
Less accumulated depreciation                             100,987          80,479
                                                        ---------       ---------
                                                          213,786         185,372
Intangibles and other assets:
   Intangibles                                             70,329          71,976
   Investments                                             75,084          69,089
   Deferred income taxes                                   68,619          68,651
   Deposits and other assets                               29,381          26,130
                                                        ---------       ---------
                                                          243,413         235,846
                                                        ---------       ---------
         Total assets                                   $ 897,145       $ 798,898
                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                      $   5,905       $  10,335
   Accounts payable and accrued expenses                  104,968          96,059
   Credit arrangements, current                            10,744          14,867
   Unearned income                                        125,942          85,327
   Income taxes and other current liabilities              14,006           6,234
                                                        ---------       ---------
        Total current liabilities                         261,565         212,822

Long-term liabilities:
   Credit arrangements, less current portion              155,624         149,379
   Long-term obligation                                    23,676          20,985
   Deferred income taxes and other liabilities             22,964          28,607
                                                        ---------       ---------
                                                          202,264         198,971
                                                        ---------       ---------
        Total liabilities                                 463,829         411,793

Shareholders' equity:
   Common stock and additional paid-in capital,
      75,612,627 and 73,853,867 shares issued and
      outstanding at June 30, 1998 and December
      31,1997, respectively                               353,753         335,312
   Retained earnings                                       89,297          60,008
   Other equity                                            (9,734)         (8,215)
                                                        ---------       ---------
        Total shareholders' equity                        433,316         387,105
                                                        ---------       ---------
        Total liabilities and shareholders' equity      $ 897,145       $ 798,898
                                                        =========       =========

See accompanying notes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                    THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                       1998            1997            1998            1997
                                    ----------       ---------       ---------       ---------
                                               (In thousands, except per share data)

Net revenue                          $ 280,810       $ 194,180       $ 536,159       $ 374,065

Costs and expenses:
  Direct                               146,692         100,654         281,070         192,689
  General and administrative            91,129          63,622         173,020         124,483
  Depreciation and amortization         13,639           8,793          25,721          16,851
                                     ---------       ---------       ---------       ---------
                                       251,460         173,069         479,811         334,023
                                     ---------       ---------       ---------       ---------
Income from operations                  29,350          21,111          56,348          40,042

Other expense, net                        (510)           (333)           (978)         (1,056)
                                     ---------       ---------       ---------       ---------
Income before income taxes              28,840          20,778          55,370          38,986
Income taxes                             9,323           7,915          17,779          14,644
                                     ---------       ---------       ---------       ---------

Net income                           $  19,517       $  12,863       $  37,591       $  24,342
                                     =========       =========       =========       =========

Basic net income per share           $    0.26       $    0.18       $    0.50       $    0.34
                                     =========       =========       =========       =========

Diluted net income per share         $    0.25       $    0.17       $    0.49       $    0.33
                                     =========       =========       =========       =========



See accompanying notes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                 SIX MONTHS ENDED JUNE 30
                                                                   1998           1997
                                                                 --------       ---------
                                                                      (In thousands)
OPERATING ACTIVITIES
Net income                                                       $ 37,591       $  24,342
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                    25,721          16,851
  Net loss on sale of property and equipment                          554            --
  Provision for deferred income tax expense                        (1,495)           --
  Change in operating assets and liabilities                      (38,607)        (15,891)
  Other                                                              --            (3,422)
  Change in fiscal year of pooled entity                             --              (581)
                                                                 --------       ---------
Net cash provided by operating activities                          23,764          21,299

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                 1,480             626
Acquisition of property and equipment                             (44,201)        (38,930)
Acquisition of intangible assets, net of cash acquired              3,334          (3,504)
Payment of non-recurring transaction costs                           --            (5,648)
Payment of dividend                                                  (836)           --
Security investments, net                                         (13,566)         (5,575)
Change in fiscal year of pooled entity                               --               (17)
                                                                 --------       ---------
Net cash used in investing activities                             (53,789)        (53,048)

FINANCING ACTIVITIES
Decrease in lines of credit, net                                   (3,793)         (7,900)
Principal payments on credit arrangements                          (7,904)         (8,902)
Issuance of common stock                                           10,196          88,756
Dividend paid by pooled entity                                       --            (1,563)
Change in fiscal year of pooled entity                               --                57
                                                                 --------       ---------
Net cash (used in) provided by financing activities                (1,501)         70,448

Effect of foreign currency exchange rate changes on cash             (940)         (1,364)
                                                                 --------       ---------

(Decrease) increase in cash and cash equivalents                  (32,466)         37,335
Cash and cash equivalents at beginning of period                   78,007          68,730
                                                                 --------       ---------
Cash and cash equivalents at end of period                       $ 45,541       $ 106,065
                                                                 ========       =========

See accompanying notes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

June 30, 1998

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1997 has been derived from the audited financial statements of the Company. The balance sheet does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.


2.     Mergers and Acquisitions

On February 2, 1998, the Company acquired Pharma Networks N.V. ("Pharma"), a leading contract sales organization in Belgium. The Company acquired Pharma in exchange for 132,000 shares of the Company's Common Stock. On February 4, 1998, the Company acquired Technology Assessment Group ("TAG"), an international health outcomes assessment firm that specializes in patient registries and in evaluating the economic, quality-of-life and clinical effects of drug therapies and disease management programs. The Company acquired TAG in exchange for 460,366 shares of the Company's Common Stock. On February 26, 1998, the Company acquired T2A S.A. ("T2A"), a leading French contract sales organization. The Company acquired T2A in exchange for 311,899 shares of the Company's Common Stock. On February 27, 1998, the Company acquired More Biomedical Contract Research Organization Ltd. ("More Biomedical"), a leading contract research organization in Taiwan. The Company acquired More Biomedical in exchange for 16,600 shares of the Company's Common Stock. On May 31, 1998, the Company acquired Crossbox Limited t/a Cardiac Alert ("Cardiac Alert"), a UK based company which provides a centralized electrocardiogram monitoring service for international clinical trials. The Company acquired Cardiac Alert in exchange for 70,743 shares of the Company's Common Stock. On May 31, 1998, the Company acquired ClinData International Pty Ltd. ("ClinData"), a leading biostatistics and data management company in South Africa. The Company acquired ClinData in exchange for 123,879 shares of the Company's Common Stock. All of the above transactions were accounted for as poolings of interests, and all consolidated financial data for periods subsequent to January 1, 1998 have been restated to include the results of the pooled companies. The financial data of the pooled

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited) -- Continued

2.     Mergers and Acquisitions - Continued

companies prior to January 1, 1998 were not materially different from that previously reported by the Company, and thus have not been restated. The results from operations of the pooled companies for the periods from January 1, 1998 through the date of each acquisition are not material.


3.     Long Term Obligation

On May 31, 1998, the Company acquired a clinical trial production and warehouse facility in Livingston, Scotland. The 58,000-square-foot facility in Livingston, Scotland, will be integrated with Quintiles' two other nearby facilities, one (at Bathgate) specializing in clinical trial packaging and distribution and the other (at Edinburgh) providing services in all aspects of preclinical and pharmaceutical drug development.

The Company has made a purchase commitment valued at approximately (pound)1.75 million ($2.9 million) with payment due in May, 2001.


4.     Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                       1998         1997         1998          1997
                                                      -------      -------      -------      -------
Net income                                            $19,517      $12,863      $37,591      $24,342
                                                      =======      =======      =======      =======
Weighted average shares:
   Basic weighted average shares                       75,507       72,538       75,340       71,269
   Effect of dilutive securities - Stock options        1,608        1,523        1,600        1,702
                                                      -------      -------      -------      -------
   Diluted weighted average shares                     77,115       74,061       76,940       72,971
                                                      =======      =======      =======      =======
Basic net income per share                            $  0.26      $  0.18      $  0.50      $  0.34
Diluted net income per share                          $  0.25      $  0.17      $  0.49      $  0.33

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited) -- Continued

5. Comprehensive Income

The Company adopted Financial Accounting Standard Board Statement No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The adoption of Statement No. 130 did not have an impact on the Company's financial position or results from operations.

The following table represents the Company's comprehensive income for the three and six months ended June 30, 1998 and 1997 (in thousands):


                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                    1998           1997          1998           1997
                                                  --------       -------      --------       --------
Net income                                        $ 19,517       $12,863      $ 37,591       $ 24,342
Other comprehensive income:
   Unrealized gain on marketable securities,
       net of tax                                      113           154            32            159
   Foreign currency adjustment                      (2,664)        2,535        (1,673)        (6,094)
                                                  --------       -------      --------       --------
Comprehensive income                              $ 16,966       $15,552      $ 35,950       $ 18,407
                                                  ========       =======      ========       ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1998 and 1997

Net revenue for the second quarter of 1998 was $280.8 million, an increase of $86.6 million or 44.6% over second quarter of 1997 net revenue of $194.2 million. Growth occurred across each of the Company's three geographic regions. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the second quarter of 1997.

Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $146.7 million or 52.2% of net revenue for the second quarter of 1998 versus $100.7 million or 51.8% of net revenue for the second quarter of 1997. The increase in direct costs as a percentage of net revenue was primarily attributable to the increase in net revenue generated from contract sales and marketing services, which incur a higher level of direct costs (but lower general and administrative expenses) relative to net revenue than contract research services.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $91.1 million or 32.5% of net revenue for the second quarter of 1998 versus $63.6 million or 32.8% of net revenue for the second quarter of 1997. The $27.5 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

Depreciation and amortization were $13.6 million or 4.9% of net revenue for the second quarter of 1998 versus $8.8 million or 4.5% of net revenue for the second quarter of 1997.

Income from operations was $29.4 million or 10.5% of net revenue for the second quarter of 1998 versus $21.1 million or 10.9% of net revenue for the second quarter of 1997.

The effective tax rate for the second quarter of 1998 was 32.3% versus a 38.1% effective tax rate for the second quarter of 1997. A higher proportion of profits were generated in countries with lower tax rates and where net operating losses could be utilized. Since the Company conducts operations on a global basis, its effective tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Six Months Ended June 30, 1998 and 1997

Net revenue for the six months ended June 30, 1998 was $536.2 million, an increase of $162.1 million or 43.3% over net revenue of $374.1 million for the six months ended June 30, 1997. Growth occurred across each of the Company's three geographic regions. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the six months ended June 30, 1997.

Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $281.1 million or 52.4% of net revenue for the six months ended June 30, 1998 versus $192.7 million or 51.5% of net revenue for the six months ended June 30, 1997. The increase in direct costs as a percentage of net revenue was primarily attributable to the increase in net revenue generated from contract sales and marketing services, which incur a higher level of direct costs (but lower general and administrative expenses) relative to net revenue than contract research services.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $173.0 million or 32.3% of net revenue for the six months ended June 30, 1998 versus $124.5 million or 33.3% of net revenue for the six months ended June 30, 1997. The $48.5 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

Depreciation and amortization were $25.7 million or 4.8% of net revenue for the six months ended June 30, 1998 versus $16.9 million or 4.5% of net revenue for the six months ended June 30, 1997.

Income from operations was $56.3 million or 10.5% of net revenue for the six months ended June 30, 1998 versus $40.0 million or 10.7% of net revenue for the six months ended June 30, 1997.

The effective tax rate for the six months ended June 30, 1998 was 32.1% versus a 37.6% effective tax rate for the six months ended June 30, 1997. A higher proportion of profits were generated in countries with lower tax rates and where net operating losses could be utilized. Since the Company conducts operations on a global basis, its effective tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash inflows from operations were $23.8 million for the six months ended June 30, 1998 versus cash inflows of $21.3 million for the comparable period of 1997. Investing activities, for the six months ended June 30, 1998, consisted primarily of capital asset purchases and investment security purchases and maturities. These investing activities required an outlay of cash of $53.8 million for the six months ended June 30, 1998 compared to an outlay of $53.0 million for investing activities during the same period in 1997.

As of June 30, 1998, total working capital was $178.4 million versus $164.9 million as of December 31, 1997. Net receivables from clients (accounts receivable and unbilled services, net of unearned income) increased to $180.2 million at June 30, 1998 as compared to $125.1 million at the end of 1997.

The Company has a (pound)15.0 million (approximately $24.9 million) unsecured line of credit with a U.K. bank and a (pound)5.0 million (approximately $8.3 million) unsecured line of credit with a second U.K. bank. At June 30, 1998, the Company had (pound)16.4 million (approximately $27.3 million) available under these arrangements.

Based on its current operating plan, the Company believes that its available cash and cash equivalents and investments in marketable securities, together with future cash flows from operations and borrowings under its line of credit agreements will be sufficient to meet its foreseeable cash needs in connection with its operations. As part of its business strategy, the Company reviews many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, the Company is continually evaluating new acquisition and expansion possibilities. The Company may from time to time seek to obtain debt or equity financing in its ordinary course of business or to facilitate possible acquisitions or expansion.


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

The Company has appointed a Year 2000 Project Team to conduct an assessment of the Company's operations worldwide from an internal, supplier and customer perspective. The assessment, which is currently in progress, addresses all of the Company's computer systems, applications and any other systems that the Company believes may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment includes an evaluation of external services on which the Company is dependent, although the Company cannot control whether or the manner in which such services will be provided. As part of the assessment, the Company is preparing detailed plans to address Year 2000 Issues. The Company is utilizing both internal and external resources to implement the plans. The Company currently anticipates evaluating all business critical systems during 1998 and taking appropriate action with respect to those systems during 1998 and 1999. While the Company currently does not believe that the costs associated with addressing Year 2000 Issues will be material to the Company's financial statements, business or operations, the Company's assessment of Year 2000 Issues is ongoing and there can be no assurance that Year 2000 Issues or the costs of addressing them will not have a material impact on the Company's financial statements, business or operations.


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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the ability of the Company to integrate acquired businesses with the Company's historical operations, the actual costs of the combining of the acquired businesses, actual operating performance, the ability to maintain large client contracts or to enter into new contracts and the level of demand for services. See Exhibit 99.01 for additional factors that could cause the Company's actual results to differ.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk--Not
         Applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


PART II.     Other Information

Item 1.      Legal Proceedings -- Not applicable

Item 2.      Changes in Securities

             On May 31, 1998, the Company completed the acquisition of ClinData, a leading biostatistics and data management company in South Africa. The Company issued 123,879 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of ClinData in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the merger exchange agreement.

             On May 31, 1998, the Company completed the acquisition of Cardiac Alert, a UK based company which provides a centralized electrocardiogram monitoring service for international clinical trials. The Company issued 70,743 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Cardiac Alert in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the merger exchange agreement.

             During the three months ended June 30, 1998, options to purchase 111,338 shares of Common Stock were exercised at an average exercise price of $2.4582 per share in reliance on Rule 701 under the Act. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

Item 3.      Defaults upon Senior Securities -- Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

             Previously reported on the Company's Form 10-Q filed for the quarterly period ended March 31, 1998.

Item 5.      Other Information - Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit                  Description
                   -------                  -----------
                   27.01                    Financial Data Schedule

                   99.01 (1)                Risk Factors

                   (1) Exhibit 99.01 to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 1998 and incorporated herein by reference.

             (b) During the three months ended June 30, 1998, the Company filed one report on Form 8-K, dated April 22, 1998, including its press release announcing the Company's fiscal first quarter 1998 earnings information. No other reports on Form 8-K were filed during the three months ended June 30, 1998. Subsequently, the Company filed one report on Form 8-K, dated July 22, 1998, including its press release announcing the Company's fiscal second quarter 1998 earnings information.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Quintiles Transnational Corp.
                                       -----------------------------
                                                       Registrant



Date       July 31, 1998                          /s/  Dennis B. Gillings
     --------------------------      -------------------------------------------
                                     Dennis B. Gillings, Chief Executive Officer



Date       July 31, 1998                         /s/ Rachel R. Selisker
     --------------------------      -------------------------------------------
                                     Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX






             Exhibit           Description
             -------           -----------

              27.01            Financial Data Schedule

              99.01 (1)        Risk Factors

             (1) Exhibit 99.01 to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 1998 and incorporated herein by reference.