Form 10-Q
period 1998-09-30
QUINTILES TRANSNATIONAL CORP
filed 1998-11-16
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998
                                               ------------------

                        Commission file number 340-23520
                                               ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   No [ ]

The number of shares of Common Stock, $.01 par value, outstanding as of October 30, 1998 was 77,837,048.

                 Quintiles Transnational Corp. and Subsidiaries

                                      Index




                                                                           Page
                                                                           ----
Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Condensed consolidated balance sheets -
                   September 30, 1998 and December 31, 1997                  3

                   Condensed consolidated statements of
                   income - Three months ended
                   September 30, 1998 and 1997; nine months ended
                   September 30, 1998 and 1997                               4

                   Condensed consolidated statements of
                   cash flows - Nine months ended
                   September 30, 1998 and 1997                               5

                   Notes to condensed consolidated financial
                   statements - September 30, 1998                           6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             9

          Item 3.  Quantitative and Qualitative Disclosure about
                   Market Risk                                              14


Part II.  Other Information                                                 14


Signatures                                                                  16

Exhibit Index                                                               17

                 Quintiles Transnational Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                 September 30    December 31
                                                                                     1998            1997
                                                                                 ------------    -----------
                                                                                 (unaudited)       (Note 1)
                                                                                        (In thousands)
Assets
Current assets:
     Cash and cash equivalents                                                   $  88,499       $  78,007
     Accounts receivable and unbilled services                                     295,425         210,444
     Investments                                                                    44,448          44,372
     Prepaid expenses                                                               26,931          22,261
     Other current assets                                                           10,738          22,596
                                                                                 ---------       ---------
         Total current assets                                                      466,041         377,680

Property and equipment                                                             353,095         265,851
Less accumulated depreciation                                                      113,939          80,479
                                                                                 ---------       ---------
                                                                                   239,156         185,372
Intangibles and other assets:
     Intangibles                                                                    71,369          71,976
     Investments                                                                    59,514          69,089
     Deferred income taxes                                                          68,683          68,651
     Deposits and other assets                                                      33,189          26,130
                                                                                 ---------       ---------
                                                                                   232,755         235,846
                                                                                 ---------       ---------
         Total assets                                                            $ 937,952       $ 798,898
                                                                                 =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                             $     366       $  10,335
     Accounts payable and accrued expenses                                         118,819          96,059
     Credit arrangements, current                                                   13,519          14,867
     Unearned income                                                               120,827          85,327
     Income taxes and other current liabilities                                     14,843           6,234
                                                                                 ---------       ---------
        Total current liabilities                                                  268,374         212,822

Long-term liabilities:
     Credit arrangements, less current portion                                     153,879         149,379
     Long-term obligations                                                          24,172          20,985
     Deferred income taxes and other liabilities                                    26,580          28,607
                                                                                 ---------       ---------
                                                                                   204,631         198,971
                                                                                 ---------       ---------
        Total liabilities                                                          473,005         411,793

Shareholders' equity:
     Common stock and additional paid-in capital,
         76,765,856 and 73,853,867 shares issued and
         outstanding at September 30, 1998 and
         December 31,1997, respectively                                            356,059         335,312
     Retained earnings                                                             112,379          60,008
     Other equity                                                                   (3,491)         (8,215)
                                                                                 ---------       ---------
        Total shareholders' equity                                                 464,947         387,105
                                                                                 ---------       ---------
        Total liabilities and shareholders' equity                               $ 937,952       $ 798,898
                                                                                 =========       =========



See accompanying notes.

                 Quintiles Transnational Corp. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)


                                             Three Months                    Nine Months
                                          Ended September 30             Ended September 30

                                        1998            1997            1998             1997
                                      ---------       ---------       ---------       ---------
                                                (In thousands, except per share data)
Net revenue                           $ 303,474       $ 206,697       $ 848,379       $ 580,762

Costs and expenses:
   Direct                               159,284         109,174         444,369         301,863
   General and administrative            98,298          65,471         274,925         189,954
   Depreciation and amortization         14,166           9,558          40,431          26,409
                                      ---------       ---------       ---------       ---------
                                        271,748         184,203         759,725         518,226
                                      ---------       ---------       ---------       ---------
Income from operations                   31,726          22,494          88,654          62,536

Other expense, net                         (989)           (829)         (1,917)         (1,885)
                                      ---------       ---------       ---------       ---------
Income before income taxes               30,737          21,665          86,737          60,651
Income taxes                              9,825           7,458          27,823          22,102
                                      ---------       ---------       ---------       ---------

Net income                            $  20,912       $  14,207       $  58,914       $  38,549
                                      =========       =========       =========       =========
Basic net income per share            $    0.27       $    0.19       $    0.77       $    0.54
                                      =========       =========       =========       =========

Diluted net income per share          $    0.27       $    0.19       $    0.76       $    0.52
                                      =========       =========       =========       =========



See accompanying notes.

                 Quintiles Transnational Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)




                                                             Nine Months Ended September 30
                                                             ------------------------------
                                                                   1998           1997
                                                                 --------       --------
                                                                       (In thousands)
Operating activities
Net income                                                       $ 58,914       $ 38,549
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                   40,431         26,409
   Provision for deferred income tax expense                       (1,484)          --
   Change in operating assets and liabilities                     (23,767)       (30,855)
   Other                                                              241           (374)
   Change in fiscal year of pooled entity                            --             (581)
                                                                 --------       --------
Net cash provided by operating activities                          74,335         33,148

Investing activities
Proceeds from disposition of property and equipment                 4,505          2,659
Acquisition of property and equipment                             (72,296)       (59,320)
Acquisition of intangible assets, net of cash acquired              4,307         (3,445)
Payment of non-recurring transaction costs                           --           (5,648)
Payment of dividend                                                  (866)          --
Security investments, net                                           9,722        (31,000)
Change in fiscal year of pooled entity                               --              (17)
                                                                 --------       --------
Net cash used in investing activities                             (54,628)       (96,771)

Financing activities
(Decrease) increase in lines of credit, net                        (9,015)         6,021
Principal payments on credit arrangements                         (13,256)       (28,493)
Issuance of common stock, net                                      12,212         95,689
Dividend paid by pooled entity                                       --           (1,633)
Change in fiscal year of pooled entity                               --               57
                                                                 --------       --------
Net cash (used in) provided by financing activities               (10,059)        71,641

Effect of foreign currency exchange rate changes on cash              844         (1,562)
                                                                 --------       --------

Increase in cash and cash equivalents                              10,492          6,456
Cash and cash equivalents at beginning of period                   78,007         68,730
                                                                 --------       --------
Cash and cash equivalents at end of period                       $ 88,499       $ 75,186
                                                                 ========       ========

See accompanying notes.

                 Quintiles Transnational Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

September 30, 1998

1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1997 has been derived from the audited financial statements of the Company. The balance sheet does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.


2.         Mergers and Acquisitions

The Company acquired the following companies in the nine months ended September 30, 1998 in transactions that were accounted for as poolings of interests.


Acquired Companies                                               Date Acquired             Shares Issued*
------------------                                               -------------             -------------
Pharma Networks, N.V.                                            February 2, 1998         132,000 shares
Technology Assessment Group                                      February 4, 1998         460,366 shares
T2A S.A.                                                        February 26, 1998         311,899 shares
More Biomedical Contract Research Organization Ltd.             February 27, 1998          16,600 shares
Crossbox Limited t/a Cardiac Alert                                   May 31, 1998          70,743 shares
ClinData International Pty Ltd.                                      May 31, 1998         123,879 shares
The Royce Consultancy, Limited                                    August 24, 1998         664,194 shares
Data Analysis Systems, Inc.                                     September 9, 1998         358,897 shares

* The Company's Common Stock was issued in exchange for all the outstanding shares of each of the acquired companies.

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


4.         Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                        1998         1997         1998         1997
                                                      -------      -------      -------      -------
Net income                                            $20,912      $14,207      $58,914      $38,549
                                                      =======      =======      =======      =======
Weighted average shares:
   Basic weighted average shares                       76,724       73,011       76,476       71,948
   Effect of dilutive securities - Stock options        1,384        1,675        1,511        1,684
                                                      -------      -------      -------      -------
   Diluted weighted average shares                     78,108       74,686       77,987       73,632
                                                      =======      =======      =======      =======
Basic net income per share                            $  0.27      $  0.19      $  0.77      $  0.54
Diluted net income per share                          $  0.27      $  0.19      $  0.76      $  0.52

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

The following table represents the Company's comprehensive income for the three and nine months ended September 30, 1998 and 1997 (in thousands):


                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                        1998         1997          1998          1997
                                      -------      --------       ------       --------
Net income                            $20,912      $ 14,207       $58,914      $ 38,549
Other comprehensive income:
   Unrealized gain(loss) on marketable
      securities, net of tax              165          (142)          197            17
   Foreign currency adjustment          6,110        (2,474)        4,437        (8,568)
                                      -------      --------       -------      --------
Comprehensive income                  $27,187      $ 11,591       $63,548      $ 29,998
                                      =======      ========       =======      ========


6.      Subsequent Events

On October 8, 1998, the Company acquired Simirex Inc. and Simirex International Ltd. ("Simirex"), a New Jersey-based provider of clinical packaging services for the U.S. pharmaceutical industry. The acquisition of Simirex will be accounted for as a pooling of interests.

On October 12, 1998, the Company acquired Groupe H2V SA ("Serval"), a Paris-based French contract sales and marketing company. The acquisition of Serval will be accounted for as a purchase.

On October 12, 1998, the Company acquired Q.E.D. International, Inc. ("Q.E.D."), a New York-based provider of integrated product marketing and communication services for pharmaceutical companies in the U.S. market. The acquisition of Q.E.D. will be accounted for as a pooling of interests.

                 Quintiles Transnational Corp. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1998 and 1997

Net revenue for the third quarter of 1998 was $303.5 million, an increase of $96.8 million or 46.8% over third quarter of 1997 net revenue of $206.7 million. Growth occurred across each of the Company's three geographic regions with particularly strong growth in the Americas contract research services. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the third quarter of 1997.

Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $159.3 million or 52.5% of net revenue for the third quarter of 1998 versus $109.2 million or 52.8% of net revenue for the third quarter of 1997.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $98.3 million or 32.4% of net revenue for the third quarter of 1998 versus $65.5 million or 31.7% of net revenue for the third quarter of 1997. The $32.8 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth. Also included in the increase is approximately $1.2 million of incremental costs related to the Company's Year 2000 Program.

Depreciation and amortization were $14.2 million or 4.7% of net revenue for the third quarter of 1998 versus $9.6 million or 4.6% of net revenue for the third quarter of 1997.

Income from operations was $31.7 million or 10.5% of net revenue for the third quarter of 1998 versus $22.5 million or 10.9% of net revenue for the third quarter of 1997.

The effective tax rate for the third quarter of 1998 was 32.0% versus a 34.4% effective tax rate for the third quarter of 1997. The effective tax rate reduction resulted from utilization of foreign net operating losses. Since the Company conducts operations on a global basis, its effective tax rate may vary.

                 Quintiles Transnational Corp. and Subsidiaries

Nine Months Ended September 30, 1998 and 1997

Net revenue for the nine months ended September 30, 1998 was $848.4 million, an increase of $267.6 million or 46.1% over net revenue of $580.8 million for the nine months ended September 30, 1997. Growth occurred across each of the Company's three geographic regions. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the nine months ended September 30, 1997.

Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $444.4 million or 52.4% of net revenue for the nine months ended September 30, 1998 versus $301.9 million or 52.0% of net revenue for the nine months ended September 30, 1997.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $274.9 million or 32.4% of net revenue for the nine months ended September 30, 1998 versus $190.0 million or 32.7% of net revenue for the nine months ended September 30, 1997. The $84.9 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth. Also included in the increase is approximately $1.2 million of incremental costs related to the Company's Year 2000 Program.

Depreciation and amortization were $40.4 million or 4.8% of net revenue for the nine months ended September 30, 1998 versus $26.4 million or 4.5% of net revenue for the nine months ended September 30, 1997.

Income from operations was $88.7 million or 10.4% of net revenue for the nine months ended September 30, 1998 versus $62.5 million or 10.8% of net revenue for the nine months ended September 30, 1997.

The effective tax rate for the nine months ended September 30, 1998 was 32.1% versus a 36.4% effective tax rate for the nine months ended September 30, 1997. The effective tax rate reduction resulted from utilization of foreign net operating losses. Since the Company conducts operations on a global basis, its effective tax rate may vary.

                 Quintiles Transnational Corp. and Subsidiaries


Liquidity and Capital Resources

Cash inflows from operations were $74.3 million for the nine months ended September 30, 1998 versus cash inflows of $33.1 million for the comparable period of 1997. Investing activities, for the nine months ended September 30, 1998, consisted primarily of capital asset purchases and investment security purchases and maturities. Capital asset purchases required an outlay of cash of $72.3 million for the nine months ended September 30, 1998 compared to an outlay of $59.3 million for the same period in 1997.

As of September 30, 1998, total working capital was $197.7 million versus $164.9 million as of December 31, 1997. Net receivables from clients (accounts receivable and unbilled services, net of unearned income) were $174.6 million at September 30, 1998 as compared to $125.1 million at the end of 1997.

The Company has a (pound)15.0 million (approximately $25.4 million) unsecured line of credit with a U.K. bank and a (pound)5.0 million (approximately $8.5 million) unsecured line of credit with a second U.K. bank. At September 30, 1998, the Company had (pound)19.8 million (approximately $33.6 million) available under these arrangements.

On August 7, 1998, the Company entered into a $150 million senior unsecured credit facility ("$150.0 million facility") with a U.S. bank. At September 30, 1998, the Company had the full $150 million available under this credit facility. Based upon its current financing plan, the Company believes the $150.0 million facility would be available to retire its long-term credit arrangements and obligations, if necessary.

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


Impact of Year 2000

The Company has established a Year 2000 Program to address the Year 2000 issue. The Year 2000 issue could cause disruptions of the Company's operations, including, among other things, a temporary inability to process information, receive information, services or products from third parties, interface with customers in the performance of contracts, or operate or communicate in some or all of the regions in which it does business. The Company's computing infrastructure is based on industry standard systems. The Company does not depend on large legacy systems and does not use mainframes. Rather, the scope of its Year 2000 Program includes unique software systems and

                 Quintiles Transnational Corp. and Subsidiaries tools in each of its service groups, especially its contract research service group, embedded systems in its laboratory and manufacturing operations, facilities such as elevators and fire alarms in over 70 offices (which also involve embedded technology) and numerous supplier and other business relationships. The Company has identified critical systems within each service group and is devoting its resources to address these items first.

The framework for the Company's Year 2000 Program prescribes broad inventory, assessment and planning phases. The Company is in the process of assessing those systems, facilities and business relationships which it believes may be vulnerable to the Year 2000 issue and which it believes could impact the Company's operations. Although the Company cannot control whether and how third parties will address the Year 2000 issue, its assessment also will include a limited evaluation of certain services on which the Company is substantially dependent, and the Company plans to develop contingency plans for possible deficiencies in those services. The Company anticipates completing the assessment for all business critical systems during 1998. As the Company completes the assessment of its systems, the Company is developing plans to renovate, replace or retire them, as appropriate, if they are affected by the Year 2000 issue. Individual projects generally include launch, analysis, remediation testing and deployment phases. The Company expects to address most systems relating to its healthcare consulting services in 1998, with completion expected in the first half of 1999. The Company also expects to address most of its contract sales systems in 1998, and complete deployment in the first half of 1999. The Company's contract research services utilize numerous systems, which the Company must address independently on disparate schedules, depending on the magnitude and complexity of the individual system. The Company anticipates that critical deployment of these systems (or migration to replacement systems where necessary) will occur primarily in 1999. The Company expects to complete the core components of its Year 2000 Program before there is a significant risk that internal Year 2000 problems will have a material impact on its operations. Until the Company has completed its remediation, testing and deployment plans, the Company believes it is premature to develop contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue.

The Company faces both internal and external risks from the Year 2000 issue. If realized, these risks could have a material adverse effect on the Company's business, results of operations or financial condition. The Company's primary internal risk is that its systems will not be Year 2000 compliant on time. The magnitude of this risk depends on the Company's ability to achieve compliance of both internally and externally developed systems or to migrate to alternate systems in a timely fashion. The decentralized nature of the Company's business may compound this risk if the Company is unable to coordinate efforts across its global operations on a timely basis. The Company believes that its Year 2000 Program will successfully address these risks, however, the Company cannot guarantee that this program will be completed in a timely manner. Notwithstanding the Company's Year 2000 Program, the Company also faces external risks that may be beyond its control. The Company's international operations and its relationships with foreign third parties create additional risks for the Company, as many countries outside the United States

                 Quintiles Transnational Corp. and Subsidiaries have been less attuned to the Year 2000 issue. These risks include the possibility that infrastructural systems, such as electricity, water, natural gas or telephony, will fail in some or all of the regions in which the Company operates, as well as the danger that the internal systems of its foreign suppliers, service providers and customers will fail. The Company's business also requires considerable travel, and the Company's ability to perform services under its customer contracts could be negatively affected if air travel is disrupted by the Year 2000 issue.

In addition, the Company's business depends heavily on the healthcare industry, particularly on third party physician investigators. The healthcare industry, and physicians' groups in particular, to date may not have focused on the Year 2000 issue to the same degreee as some other industries, especially outside of major metropolitan centers. As a result, the Company faces increased risk that its physician investigators will be unable to provide the Company with the data that it needs to perform under its contracts on time. Thus, the clinical study involved could be slowed or brought to a halt. Also, the failure of the Company's customers to address the Year 2000 issue could negatively impact their ability to utilize the Company's services. While the Company intends to develop contingency plans to address certain of these risks, there can be no assurance that any developed plans will sufficiently insulate the Company from the effects of these risks. Any disruptions resulting from the realization of these risks would affect the Company's ability to perform its services. If the Company is unable to receive or process information, or if third parties are unable to provide information or services to it, the Company may not be able to meet milestones or obligations under its customer contracts, which could have a material adverse effect on the Company's business and financial results.

The Company estimates that the aggregate costs of its Year 2000 Program will be approximately $14 million, including costs already incurred. A significant portion of these costs, approximately $6 million are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total Year 2000 Program costs of approximately $1.6 million were incurred by the Company through September 30, 1998, of which approximately $1.2 million represented incremental expense. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, there can be no guarantee that the assumptions will be correct and that these estimates will be achieved. Actual results could differ materially from those expected by the Company.

                 Quintiles Transnational Corp. and Subsidiaries


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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the ability of the Company to integrate acquired businesses with the Company's historical operations, The costs and impact of the year 2000 issue, the actual costs of the combining of the acquired businesses, actual operating performance, the ability to maintain large client contracts or to enter into new contracts and the level of demand for services. See Exhibit
99.01 for additional factors that could cause the Company's actual results to differ.

Item 3. Quantitative and Qualitative Disclosure About Market Risk -- Not Applicable


Part II.            Other Information

Item 1.             Legal Proceedings -- Not applicable

Item 2.             Changes in Securities

                    On August 24, 1998, the Company completed the acquisition of The Royce Consultancy Limited ("Royce"), a leading pharmaceutical sales representative recruitment and contract sales organization in the U.K. The Company issued 664,194 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Royce in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the share acquisition agreement.

                    On September 9, 1998, the Company completed the acquisition of Data Analysis Systems, Inc.("DAS"), a leader in sales force planning and territory optimization systems for the pharmaceutical industry. The Company issued 358,897 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of DAS in exchange for such interests.

                 Quintiles Transnational Corp. and Subsidiaries


Part II.            Other Information -- Continued

                    The shares were issued in reliance on a claim of exemption pursuant to Rule 506 of Regulation D and section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the merger agreement.

                    On March 10, 1998, the Company completed an acquisition in which the consideration paid to the acquired company's two stockholders included 16,740 shares of the Company's Common Stock, par value $0.01 per share. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the merger agreement.

                    During the three months ended September 30, 1998, options to purchase 3,200 shares of Common Stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

Item 3.             Defaults upon Senior Securities -- Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -- Not applicable

Item 5.             Other Information -- Not applicable

Item 6.             Exhibits and Reports on Form 8-K

                    (a)        Exhibits

                               Exhibit   Description
                               -------   -----------
                               10.01     Credit Agreement dated as of
                                         August 7, 1998.

                               27.01     Financial Data Schedule

                               99.01     Risk Factors

                    (b) During the three months ended September 30, 1998, the Company filed one report on Form 8-K, dated July 22, 1998, including its press release announcing the Company's fiscal second quarter 1998 earnings information. No other reports on Form 8-K were filed during the three months ended September 30, 1998. Subsequently, the Company filed one report on Form 8-K dated October 21, 1998, including its press release announcing the Company's fiscal third quarter 1998 earnings information.

                 Quintiles Transnational Corp. and Subsidiaries



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Quintiles Transnational Corp.
                          -----------------------------
                                   Registrant



Date  November 12, 1998                         /s/ Dennis B. Gillings
      -----------------            ---------------------------------------------
                                   Dennis B. Gillings, Chief Executive Officer



Date  November 12, 1998                        /s/ Rachel R. Selisker
      -----------------            ---------------------------------------------
                                   Rachel R. Selisker, Chief Financial Officer

                 Quintiles Transnational Corp. and Subsidiaries


                                  EXHIBIT INDEX



             Exhibit         Description
             -------         -----------
             10.01           Credit Agreement dated as of August 7, 1998.

             27.01           Financial Data Schedule

             99.01           Risk Factors