Form 10-K
period 1998-12-31
QUINTILES TRANSNATIONAL CORP
filed 1999-03-31
CIK 919623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 340-23520

                         QUINTILES TRANSNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                      56-1714315
    (State of incorporation)              (I.R.S. Employer
                                       Identification Number)

4709 CREEKSTONE DRIVE, SUITE 200
     DURHAM, NORTH CAROLINA                  27703-8411
(Address of principal executive              (Zip Code)
            office)

       Registrant's telephone number, including area code: (919) 998-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock at February 28, 1999 held by those persons deemed by the registrant to be non-affiliates was approximately $3,050,657,065.

     As of February 28, 1999 (the latest practicable date), there were 78,202,633 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                      WHERE INCORPORATED
--------                                                      ------------------
1. Proxy Statement for the Annual Meeting of Shareholders to
   be held June 14, 1999                                           Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         QUINTILES TRANSNATIONAL CORP.

                            FORM 10-K ANNUAL REPORT

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   17
  Item 3.   Legal Proceedings...........................................   17
  Item 4.   Submission of Matters to a Vote of Security Holders.........   18

PART II.................................................................   19
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   19
  Item 6.   Selected Financial Data.....................................   20
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   21
  Item 7a.  Quantitative and Qualitative Disclosures about Market
              Risk......................................................   29
  Item 8.   Financial Statements and Supplementary Data.................   30
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   54

PART III................................................................   54
  Item 10.  Directors and Executive Officers of the Registrant..........   54
  Item 11.  Executive Compensation......................................   54
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   54
  Item 13.  Certain Relationships and Related Transactions..............   54

PART IV.................................................................   55
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   55

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Quintiles Transnational Corp. ("Quintiles" or the "Company") is a market leader in providing full-service contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. Supported by its extensive information technology capabilities, the Company provides a broad range of contract services to help its clients reduce the length of time from the beginning of development to peak sales of a new drug or medical device. The Company's product development services include a full range of services focused on helping its clients through the development and regulatory approval of a new drug or medical device. The Company's commercialization services, including sales and specialized marketing support services, focus on helping its clients achieve commercial success for a new product or medical device. The Company also offers healthcare policy research and management consulting, which emphasize improving the quality, availability and cost-effectiveness of healthcare. Through its March 1999 acquisitions of Pharmaceutical Marketing Services, Inc. ("PMSI") and ENVOY Corporation ("ENVOY"), the Company will also offer healthcare electronic data interchange, data mining and market research services which will form the core of its healthcare informatics services.

     Since its inception in 1982, the Company has continued to expand the scope of its services and its geographic presence to support the needs of its customers on a worldwide basis. The Company has implemented a number of strategic initiatives to broaden its array of services and create new opportunities for growth. As part of this strategy, the Company has completed approximately 32 acquisitions over the past five years. For example, in February 1998, the Company made four acquisitions: Pharma Networks N.V., a leading contract sales and healthcare recruitment organization based in Brussels, Belgium; Technology Assessment Group ("TAG"), an international health outcomes assessment firm based in San Francisco, California specializing in patient registries and in evaluating the economic, quality-of-life and clinical effects of drug therapies and disease management programs; T2A S.A., a leading French contract sales and marketing organization; and More Biomedical Contract Research Organization Ltd., a contract research organization based in Taiwan. In May 1998, the Company acquired two companies, ClinData International Pty Ltd., a leading biostatistics and data management company in South Africa, and Crossbox Limited t/a Cardiac Alert, a U.K.-based company which provides a centralized electrocardiogram monitoring service for international clinical trials. In August 1998, the Company acquired The Royce Consultancy plc, a leading pharmaceutical sales representative recruitment and contract sales organization in the U.K. In September 1998, the Company acquired Data Analysis Systems Inc. ("DAS"), a leader in sales force planning and territory optimization systems for the pharmaceutical industry. In October 1998, the Company acquired New Jersey-based Simirex Inc. and Simirex International Ltd. (collectively, "Simirex"), which provide clinical packaging services for the pharmaceutical industry. Also in October 1998, the Company acquired Groupe H2V SA ("Serval"), a French contract sales and marketing company, and Q.E.D. International Inc. ("Q.E.D."), a New York-based provider of integrated product marketing and communication services for pharmaceutical companies in the U.S. market.

     Effective January 1, 1999, the Company completed its previously announced acquisition of substantial assets of Hoechst Marion Roussel's Kansas City-based Drug Innovation and Approval organization and the opening of a Kansas City contract research facility. In February 1999, the Company acquired Chicago-based Oak Grove Technologies Inc., a leader in providing current Good Manufacturing Practice ("cGMP") compliance services to the pharmaceutical, biotechnology and medical device industries.

     In December 1998, the Company also announced two acquisitions that were completed in the first quarter of 1999. On March 29, 1999, the Company acquired all of the outstanding stock of PMSI in a merger that resulted in PMSI becoming a subsidiary of the Company. Through its Scott-Levin subsidiary in the United States, PMSI provides a range of information and market research services to pharmaceutical and healthcare companies to enable them to optimize the performance of their sales and marketing activities.

     On March 30, 1999, the Company acquired all of the outstanding stock of ENVOY in a merger resulting in ENVOY becoming a subsidiary of the Company. ENVOY is a leading provider of healthcare electronic data interchange ("EDI") and transaction processing based in Nashville, Tennessee. ENVOY provides healthcare EDI services on a real-time and batch-processing basis by utilizing proprietary computer and telecommunications software and microprocessor technology. Through its subsidiary, Synergy Health Care, Inc., ENVOY provides healthcare data warehousing and analysis, performance tracking, patient studies and disease management support. ENVOY is one of the largest processors of electronic real-time pharmacy and commercial third-party payor batch transactions in the United States based upon annual transaction volume. In addition, ENVOY believes that it has one of the largest patient statement processing and printing services business in the United States, processing more than 160 million patient statements annually. ENVOY's transaction network, which processed approximately
1.2 billion transactions in 1998, consisted of approximately 200,000 physicians, 36,000 pharmacies, 42,000 dentists, 4,600 hospitals and 865 payors, including approximately 47 Blue Cross Blue Shield Plans, 59 Medicare Plans and 40 Medicaid Plans as of December 31, 1998.

     In addition to acquisitions, the Company also has entered strategic alliances and made strategic investments that the Company believes will position it to explore new opportunities and areas for potential growth.

     The Company added, including acquisitions, approximately 51 new offices since January 1, 1998. In June 1998, the Company acquired a clinical trial supply production and warehouse facility in Livingston, Scotland. The Company has integrated the modern 58,000 square-foot facility with its two other nearby facilities, the Bathgate facility, which specializes in clinical trial packaging and distribution, and the Edinburgh facility, which provides services in all aspects of preclinical and pharmaceutical drug development.

SERVICES

     The Company provides globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. Through its recent acquisitions of ENVOY and PMSI, the Company has added healthcare EDI, data mining and market research services to its portfolio. The Company has been managed through two reportable segments, namely the commercialization service group (the "Commercialization Group") and the product development service group (the "Product Development Group"). Management has distinguished these segments based on the normal operations of the Company. The Commercialization Group is primarily responsible for sales force deployment and strategic marketing services. The Product Development Group is primarily responsible for all phases of clinical research and outcomes research consulting. Please refer to Note 13 in the Company's Notes to Consolidated Financial Statements for financial information regarding each segment.

     The Company provides its customers with a continuum of services which span across both segments. The Company's service offerings are described below.

  Product Development Offerings

     Clinical Services

     The Company provides a full range of drug development services focused on helping its clients to achieve regulatory success, from strategic planning and preclinical services to regulatory submission and approval.

       Clinical Trial Services

     The Company offers comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. The Company has specialized business units and extensive experience in the therapeutic areas of the central nervous system, cardiovascular, infectious and respiratory diseases as well as in the field of oncology. The Company also has significant clinical trials experience in the therapeutic areas of endocrinological, gastroenterological, genitourinary and musculoskeletal diseases, as well as in the area of stroke. The Company is experienced in managing large trials involving several thousand patients at several hundred sites and in multinational trials conducted simultaneously in the Americas, Europe, the Asia-Pacific region and South Africa.

     The Company provides its customers with one or more of the following core clinical trial services:

          Study Design. The Company assists its customers in preparing the study protocol and designing case report forms ("CRFs"). The study protocol defines the medical issues to be examined, the number of patients required to produce statistically valid results, the period of time over which they must be tracked, the frequency and dosage of drug administration and the study procedures. The study's success often depends on the protocol's ability to predict correctly the requirements of the applicable regulatory authorities.

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

          Phase I Services. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals. The Company's Phase I services include dose ranging, bioavailability/bioequivalence studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

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

          Formulation, Manufacturing and Packaging Services. The Company offers services in the design and development of pharmaceutical dose forms as well as the manufacture of study drug and placebos and the appropriate packaging of these for double blinded studies. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials. In June 1998, the Company acquired a 58,000 square foot clinical trial production and warehouse facility in Livingston, Scotland, which expands the Company's existing capacity at its two nearby facilities in Bathgate and Edinburgh. The Company also expanded its clinical packaging capabilities to the United States through its October 1998 acquisition of Simirex.

       Preclinical Services

     The Company's preclinical unit provides customers with a wide array of pre-clinical and toxicology services. These services are designed to produce the data required to identify, quantify, and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products, including developmental and reproductive toxicology, genetic toxicology, neurotoxicology, carcinogenicity testing, pharmacology, analytical chemistry, pathology, metabolism and pharmacokinetics.

       Regulatory Affairs Services

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

       Medical Device Services

     The Company's service offerings for medical devices include: review of global strategies for device development and introduction; identifying regulatory requirements in targeted markets; clinical study design and planning; data management; statistical analysis of report preparations; global clinical trial management and monitoring capabilities; consultation on quality control and quality assurance issues; regulatory filings; compliance with United States, European and European Union regulations relating to medical devices; long-range planning for multinational product launches; compliance with legislative requirements for market access; post-marketing requirements; managing relationships with national governments and regulatory authorities; and European pricing strategies.

       Late-Phase Clinical Studies

     The Company's services, designed primarily for Phase IIIb and Phase IV clinical trials, include post-submission studies in support of marketing claims, post-marketing surveillance and health management support programs. These services are designed and implemented using clinical and health management programs to promote a favorable environment for new product introductions in advance of the product launch and assist in sales generation post-launch.

     Disease Management and Healthcare Services

     The Company provides healthcare policy research, pharmacoeconomics analysis and management consulting focused on improving the quality, availability and cost-effectiveness of healthcare.

       Disease Management Services

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

       Healthcare Policy Research and Consulting

     The Company's healthcare policy research and healthcare consulting services are designed to assist customers in evaluating healthcare programs and policies and developing strategies for doing business in the highly regulated and rapidly changing healthcare environment. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analysis, evaluation design, microsimulation modeling and data analysis across five general practice areas: public health and finance policy, healthcare organizations, economic analysis, managed care and medical technology. The

Company has access to more than 158 healthcare-related databases and has developed the expertise to analyze such complex data to respond to its clients' information needs. These services represent the core competencies of The Lewin Group, a nationally-recognized healthcare consulting firm acquired by the Company in 1996.

  Commercialization Offerings

     Sales and Marketing Services

     The Company provides a range of services focused on commercial success, including health management services and sales and marketing. The Company offers a flexible range of contract sales services which are delivered through dedicated and syndicated sales teams. Dedicated sales teams are comprised of sales representatives recruited by the Company in accordance with customer specifications to conduct sales efforts for a particular customer. Dedicated sales teams can be managed by the Company or can report directly to the customer, depending on customer preference. In certain circumstances, the Company can transfer an entire dedicated sales team to the customer for an additional placement fee. Syndicated sales teams promote a number of drugs for different customers and are generally managed directly by the Company. The Company's contract sales teams form a highly skilled network of professionals that afford customers substantial flexibility in selecting the extent and cost of promoting products as well as their level of involvement in managing the sales effort.

     The Company also provides a range of specialized marketing services specifically for pharmaceutical companies aimed at influencing the decisions of patients and physicians and accelerating the acceptance of drugs into treatment guidelines and formularies. Such services are typically purchased by the marketing departments of pharmaceutical companies. The Company believes that its commercial orientation, clinical and promotional expertise and international experience enable it to tailor programs to specific customer needs in a wide range of geographic markets and therapeutic areas. The acquisition of DAS in September 1998 strengthened the Company's ability to help pharmaceutical companies optimize sales force productivity.

     Strategic Marketing and Communications Services

     The Company provides strategic marketing and communications services to international pharmaceutical companies beginning in the early stages of product development and continuing through product launch and peak market penetration. These services include communications strategy and planning, product positioning and branding, opinion leader development, symposia organization, patient education, and sponsored publications. As early as Phase II trials, the Company begins providing marketing information to help shape data and influence opinion leader support for a new drug. Such services represent the core competencies of Medical Actions Communications Limited, a leading strategic medical communications consultancy acquired by the Company in 1997, and Q.E.D., a United States provider of integrated product marketing and communications services acquired by the Company in October 1998.

  ENVOY and PMSI Service Offerings

     The Company has added the service offerings described below as a result of its March 1999 acquisitions of ENVOY and PMSI. The ENVOY and PMSI businesses will form the basis of the Company's healthcare informatics services. As these acquisitions are integrated, the Company intends to broaden its existing products and services and to offer new products and services in the healthcare informatics area. For example, ENVOY's access to healthcare information may form the basis for new data mining products and services which could be provided to the Company's existing customers and other companies in the broader healthcare industry. The Company believes that ENVOY's expertise and access to health information will enhance its opportunity to create new products and enter new markets to provide value-added analysis and market research through ENVOY's ability to deliver near real-time production of raw prescription data and other claims data. Additionally, the Company believes that ENVOY's existing products, services and operations and potential new products and services will expand the Company's interface with a broader spectrum of participants in the healthcare industry.

     In addition to the other difficulties associated with the development of any new service, the Company's ability to develop these services may be limited further by contractual provisions limiting its use of the healthcare information or the legal rights of others that may prevent or impair its use of the healthcare information. Due to these and other limitations, the Company cannot be certain that it will be able to develop these types of services successfully. The Company's inability to develop new products or services or any delay in the development of them may adversely affect its ability to realize some of the synergies the Company anticipates from the acquisition of ENVOY.

     ENVOY Services

     ENVOY provides various EDI and transaction processing services to participants in the healthcare market. Through its transaction network, ENVOY provides an electronic link, directly and indirectly through other clearinghouses or vendors, to approximately 280,000 physicians, 36,000 pharmacies, 42,000 dentists, 4,600 hospitals and 868 payors, including approximately 47 Blue Cross Blue Shield Plans, 49 Medicare Plans and 40 Medicaid Plans.

       Real-time Transaction Processing

     ENVOY provides real-time transaction processing for pharmacy claim adjudication and managed care transactions for healthcare providers and payors.

     A standard pharmacy transaction is the inquiry by the pharmacy, through a point-of-service terminal or personal computer terminal, to determine whether the patient is covered by a benefit program. After eligibility is confirmed, the claim is settled, and the payor transmits to the pharmacy the amount and timing of the pending payment. As of December 31, 1998, ENVOY's EDI network was linked to approximately 36,000 of the estimated 45,000 retail pharmacies in the United States, including 40 of the top 50 retail pharmacy chains.

     ENVOY's real-time managed care transactions between providers and payors include (i) verification of the patient's enrollment in a program; (ii) verification that the provider is eligible to treat the patient; (iii) verification that the patient is eligible for a particular treatment; (iv) filing of encounter data; (v) referral to a specialist; and (vi) other ancillary transactions. These transactions are enabled by ENVOY's network connections to various databases.

     ENVOY has access to managed care and commercial insurer databases for Prudential, CIGNA, Aetna U.S. Healthcare, Oxford Health Plans, MetraHealth, Pacificare, Blue Cross of California, Empire Blue Cross and Blue Shield, Blue Cross and Blue Shield for the National Capital Area, Blue Cross and Blue Shield of Arkansas, QualMed, Access Med Plus and Health 123, and is a sponsored participant to the Blue Cross and Blue Shield BluesNet network. For Medicaid eligibility verification and related transactions, ENVOY has access to state databases in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Dakota, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin and Wyoming. In addition, if the patient wishes to pay the deductible or co-payment amounts by credit card, ENVOY's services provide the ability to obtain payment authorization and verification at the provider's offices.

       Batch Transaction Processing

     ENVOY is one of the nation's largest processors of commercial third-party payor claims with electronic connections to a significant number of healthcare providers and payors across the United States. Batch transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government payor systems and to process encounter data in capitated environments. These transactions are not time-sensitive or as easily processed on a real-time basis and, as a result are processed on a collective and delayed basis, usually daily. To submit claims, healthcare providers collect data throughout the day and then electronically forward these claims in bulk to a clearinghouse. ENVOY's clearinghouse electronically collects and verifies receipt of the claims and performs reformatting required to conform to a particular payor's specifications, aggregates daily transactions by payor and transmits claims to payors based upon each payor's chosen communications protocols. ENVOY's transaction network is connected with 732 of the commercial third-party payors, including all of the top 20 commercial payors (based upon the number of members covered by such third-party payors).

       EDI Products and Interfaces

     ENVOY has developed a range of hardware and software products and interfaces to facilitate the adoption of EDI by its customers. ENVOY supports industry standards of the American National Standards Institute, X12N Subcommittee and Healthcare Financing Administration National Standards.

          ENline(R). ENVOY's ENline family of proprietary software products performs all of the transactions of a stand alone point-of-service terminal and has enhanced functionality to facilitate both batch and real-time processing. The point-of-service terminal product, called ENline Genesis, is designed to handle real-time transactions and allow ENVOY to rapidly and cost effectively connect a significant number of providers into the transaction network. The point-of-service terminals can be accessed remotely to modify application software and communications parameters, allowing ENVOY the flexibility to implement changes in services relatively easily. Point-of-service terminals often are purchased from ENVOY by payors, who are sponsoring a managed care network, and offered by the payors to providers free of charge. In addition, providers may purchase terminals from ENVOY for a fee.

          ENVOY also has developed certain ENline PC-based products with enhanced functionality features and open Application Program Interfaces ("APIs"). The APIs are established at the operating system level and are designed to enable ENVOY's software to run on a wide variety of operating systems including DOS, UNIX and Windows. The ENline PC-based products can either function as a stand alone data entry system or work in conjunction with physician practice management software. The stand alone version, ENline Companion, is offered directly to providers. ENline Synergy is designed for integration into a practice management software product. ENVOY, in conjunction with the practice management vendor, integrates ENline Synergy into the practice management system for distribution by the practice management vendor to the provider. ENline Synergy also controls the editing and distribution of the information-from the practice management system to the Company's network.

          Automatic Eligibility Verification. This technology interfaces with hospital and large practice management information systems to automatically verify patient eligibility at the time of admission or scheduling. Eligibility requests are obtained from ENVOY's real-time transaction processing network. In addition to eligibility verification, ENVOY's eligibility verification system provides statistical reporting on patient demographics for hospitals and/or physician practices.

          Automatic Transaction Posting. This EDI technology is used for automatic posting of transactions into a hospital or practice management information system. This technology, which has been integrated to work in tandem with the automatic eligibility verification technology, uses transactions obtained from ENVOY's real-time and batch processing centers to perform automated remittance posting, accelerated secondary billing and member update of eligibility information.

       Patient Statements

     Through its ExpressBill subsidiary, ENVOY is able to offer automated patient billing services to the hospital and other healthcare provider markets. ENVOY believes it has the largest stand alone patient statement processing and printing services business in the United States, processing more than 160 million patient statements annually. ENVOY's patient statement services include electronic data transmission and formatting, statement printing and mailing services for healthcare providers and practice management system vendors.

     ENVOY Synergy Service Offerings

     On May 6, 1998, ENVOY acquired all of the outstanding capital stock of Synergy Health Care, Inc. ("Synergy"). Synergy, founded in 1995 by N. Stephen Ober, M.D., M.B.A., is a healthcare information company providing strategic marketing information and analytic services to the pharmaceutical industry. Synergy provides customers with insights into how their products are utilized by patients, physicians and payors, and how their products can best be positioned. Synergy's products and services quantify the value of pharmaceuticals in terms of cost effectiveness and outcomes, helping pharmaceutical manufacturers to differentiate their products beyond the traditional measures of safety and efficacy.

     Synergy's products and services fall into the following categories:

       Disease Management Services

     Working directly with target accounts of pharmaceutical manufacturers (managed care plans, integrated delivery systems, practice management companies and provider groups), Synergy transfers all necessary data directly from these organizations to Synergy's consolidated data warehouse to perform analytic tasks, such as patient targeting, physician targeting, baseline economic assessment, benchmarks, quality of life/satisfaction measurements, program impact analysis, pharmacoeconomic analysis and forecasting.

       Performance Tracking

     Synergy uses national data in conjunction with data derived from health plans to develop products that provide clients with drug performance information on a national and regional level. For each disease class, Synergy provides reports on patients, providers and payors, and each such report contains strategic information concerning (i) drug usage by specific disease indication,
(ii) related and unrelated multi-drug usage, (iii) patient drug compliance and duration of therapy and (iv) drug switches among competitive agents.

       Data Warehousing and Reporting

     On a daily basis, Synergy aggregates millions of records of disparate healthcare information, including prescriptions, payor data, patient diagnoses, medical procedures and physician data, into a segmented data warehouse. From this data warehouse, Synergy's team of analysts can extract, group, compare, benchmark, interpret and stratify the data into manageable and meaningful sub-sets for standard, as well as ad-hoc, reporting.

     PMSI Services

     Through its Scott-Levin subsidiary in the United States, PMSI provides a range of pharmaceutical and healthcare information and market research services. These services are comprised of (1) proprietary database services, (2) syndicated market research audits, (3) managed care and governmental information services and added value services, including strategic studies and surveys and
(4) consulting service and software solutions. Scott-Levin has implemented state-of-the-art data access and integration technology and internet capabilities for virtually all services.

       Proprietary Healthcare Databases

     The foundation of Scott-Levin's business is a variety of databases. Through self-administered surveys, Scott-Levin maintains various comprehensive databases that contain information collected from physicians on their diagnoses, prescribing activities; the incidence of, and response to, direct selling and other promotion activities; information regarding healthcare legislation and key influencers in the United States; a managed care database, detailing cost containment measures imposed by United States managed care organizations ("MCOs") that influence or restrict physicians' prescribing activities, which also covers formularies, administrators and the physicians affiliated with the MCOs.

     Pursuant to a contract with National Data Corporation ("NDC"), Scott-Levin obtains prescription information which NDC collects from approximately 34,000 pharmacies located across the United States. Scott-Levin creates projected state and national data on product level prescription movement from which, among other things, it generates the Source Prescription Audit.

     Scott-Levin does not hold any identifiable individual patient data, except data collected directly from the patient, which is held with the patients' permission.

       Syndicated Market Research Audits

     Scott-Levin's marketing research audits are generated from databases containing information collected by questionnaire, diary or personal interview, dispensed prescriptions and secondary research. The results of the audits are delivered in hard copy or through PC-based data delivery systems. These audits include the Source Prescription Audit, including data supplied by NDC, which analyzes pharmaceutical product consumption; Physician Drug And Diagnosis Audit, which analyzes the pharmaceuticals prescribed by physicians relative to the associated diagnosis; the Personal Selling Audit ("PSA"), which analyzes the effectiveness of the client company's sales activities compared with those of its competitors; the Hospital Personal Selling Audit, which complements the PSA by monitoring and analyzing sales activity in the hospital environment; the Physician Meeting And Event Audit, which assesses the impact of this promotional activity on subsequent attendee prescribing; the HIV Therapy Audit, which provides a projectable database tracking physicians who treat HIV, and HIV positive patients; and the Direct-To-Consumer Advertising Audit, designed to evaluate and measure the impact of direct-to-consumer advertising on physicians and consumers.

       Managed Care Information and Governmental Information Services

     Scott-Levin provides a range of services derived from its managed care database, including the Integrated Managed Care Profiles service, which enables pharmaceutical companies to identify, target and prioritize those MCOs that are most relevant to their own specific pharmaceutical products. Additionally, Scott-Levin has developed information services that identify the influences of federal and state governments on pharmaceutical prescribing and dispensing. An example of these services is Stateline, a PC-based database product which provides pharmaceutical companies with detailed information on the health policies of each of the 50 states and the District of Columbia and on the government officials involved in shaping these policies.

       Added Value Services

     Scott-Levin provides pharmaceutical companies in the United States with a range of added value and research services that are used (1) to study specific issues and trends in the marketplace and the broader health care industry, (2) to evaluate the effectiveness of marketing programs, (3) to analyze in depth particular components of a product marketing program at any stage of its implementation, and (4) for consultancy on optimizing company strategy, sales and marketing activities and product commercialization.

INFORMATION TECHNOLOGY

     The foundation for the Company's information technology ("IT") capabilities is a worldwide network, which the Company continues to improve and expand. The network links approximately 60 local networks and interconnects over 10,000 office-based and 5,000 mobile personal computers and systems worldwide. The Company's systems enable the exchange of information among the Company's offices on a worldwide basis, facilitating concurrent multinational clinical trials and regulatory submissions. Customers also are able to gain direct access to key up-to-date data related to their products in testing, such as adverse events, CRFs and clinical laboratory testing results. Customers using the Company's sales and marketing services can likewise access information related to sales calls and provide feedback about the performance of the Company's sales representatives. The Company has an ongoing program of developing advanced data capture and data management systems designed to speed the drug development process and sales force automation systems for planning, targeting, reporting, analysis and communication of sales and marketing activities. These systems allow the Company to centralize management of sales activities across a broad geographic area. The Company also uses an advanced system for screening and tracking resumes as the cornerstone of its recruitment of qualified sales representatives.

     In 1998, the Company further expanded its IT capabilities, completing far-reaching infrastructure upgrades and developing important new Internet-based (Quinternet(TM)) capabilities. WebCollect(TM), the

Company's latest addition to its integrated suite of advanced data capture systems called Collect Suite, is designed to use the internet to dramatically reduce the elapsed time from initial data capture through data clearing and to support near real-time monitoring. ITMS(TM), the Company's sales force automation or electronic territory management system, already web-based, was significantly improved in 1998 and supplemented by a suite of sales-force optimization tools added through the Company's September 1998 acquisition of DAS. The Company intends to further integrate internet-based clinical trial and contract sales and marketing services by using secure intranets.

     Some of the internally developed systems which the Company uses to facilitate its services are described below:

FaxCollect(TM).......................  Advanced data capture system which uses faxed images and OCR technology.
InnTrax(R)...........................  Computerized clinical trial administrative management system.
ITMS(TM).............................  Sales force automation (electronic territory management) system.
QTONE(TM)............................  Touchtone and voice response patient information system. (A member of the Collect Suite)
QSTAR(TM)............................  Imaging technology which reduces time and minimizes errors in data management by routing and tracking CRF
                                       images.
QLIMS(TM)............................  Laboratory information management system which provides protocol-specific validity checks.
QNET(TM).............................  System which allows online monitoring and review of laboratory test data.
QuERxI(TM)...........................  Software for analyzing prescribing patterns to help improve health outcomes or identify cost savings.
WebCollect(TM).......................  Advanced Internet-based data capture system.
Genius(TM)...........................  Digital medical imaging software which enables image enhancement, reliable measurements and the
                                       compilation of accurate records.
Pyramid(TM)..........................  Digital medical imaging software which enables image enhancement, reliable measurements and the
                                       compilation of accurate records.

     The Company's March 1999 acquisition of ENVOY adds new IT capabilities relating to ENVOY's EDI services. See "-- Services -- ENVOY Services -- EDI Products and Interfaces."

     The Company has established a Year 2000 Program to address the Year 2000 issue, which results from computer processors and software failing to process date values correctly, potentially causing system failures or data corruption. The Year 2000 issue could cause disruptions of the Company's operations, including, among other things, a temporary inability to process information; receive information, services or products from third parties; interface with customers in the performance of contracts; or operate or communicate in some or all of the regions in which the Company does business. Please refer to "Management's Discussion and Analysis of Results of Operations and Financial Conditions" included in Part II of this Annual Report on Form 10-K for additional details regarding the Company's Year 2000 Program.

CUSTOMERS AND MARKETING

     The Company coordinates its business development efforts across its service offerings through integrated business development functions, which direct the activities of business development personnel in each of the Company's United States locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America. ENVOY has historically developed and maintained payor, provider and vendor relationships primarily through its direct sales and marketing personnel located throughout the United States. ENVOY's primary sales and marketing strategy focuses on selling its services to commercial and governmental payors and organizations that have relationships with or access to a large number of providers including major healthcare practice management system vendors. These relationships give ENVOY access to a large healthcare provider population as ENVOY expands the breadth of its services from the payor to the healthcare provider's desktop. In the pharmacy sector, ENVOY traditionally has established relationships with large retail pharmacy chains and pharmacy software vendors. Scott-Levin has historically employed marketing, sales and client service professionals.

     The Company is a market leader in providing full-service contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. For the year ended December 31, 1998, approximately 49.0% of the Company's net revenue from external customers was attributed to operations in the United States and 51.0% to operations outside the United States. Please refer to the Notes to the Company's Consolidated Financial Statements included in Item 8 hereof for further details regarding the Company's foreign and domestic operations. Approximately 54.7%, 55.5% and 64.2% of the Company's net revenue was attributed to clinical and data management services in 1998, 1997 and 1996, respectively, and approximately 39.6%, 39.4%, and 30.9% of the Company's 1998, 1997, and 1996 net revenue, respectively, was attributed to its sales and marketing services. The Company's disease management, healthcare consulting and strategic marketing and communications services, and its laboratory, formulation and packaging services accounted for less than 10% of the Company's net revenue in each of these years.

     ENVOY's principal customers consist of healthcare providers, such as pharmacies, physicians, hospitals, dentists and billing services, and third-party payors, such as commercial indemnity insurers, managed care organizations and state and federal government agencies. PMSI derives its revenues primarily from sales to the pharmaceutical or information services industry. PMSI also provides certain information services to the financial services industry.

     The Company has in the past derived, and may in the future derive, a significant portion of its net revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase. The Company may experience concentration in 1999 and in future years. However, no customer accounted for more than 10% of the Company's consolidated net revenue in 1997 and 1998, while one customer accounted for 11.3% of the Company's consolidated net revenue in 1996.

COMPETITION

     The market for the Company's product development services is highly competitive, and the Company competes against traditional contract research organizations ("CROs") and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates. The Company's primary contract research competitors include Covance Inc., PAREXEL International Corp. and Pharmaceutical Product Development, Inc. In commercialization services, the Company competes against the in-house sales and marketing departments of pharmaceutical companies and other contract sales organizations in each country in which it operates. The Company also competes against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms.

     Competitive factors for product development services include previous experience, medical and scientific experience in specific therapeutic areas, the quality of contract research, speed to completion, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability, and price. The primary competitive factors affecting commercialization services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price. The Company believes that it competes favorably in these areas. In addition, the Company believes that the synergies arising from integrating product development services with commercialization services, supported by global operations and information technology, differentiate the Company from its competitors.

     Potential competition in the healthcare EDI and transaction processing market arises not only from companies like ENVOY that are similarly specialized including former regional partners of ENVOY that have direct provider relationships, but also from companies involved in other, more highly developed sectors of the EDI transaction processing market. Such companies could enter into, or focus more attention on, the healthcare EDI transaction processing market as it develops. In addition, ENVOY faces competition by selected providers bypassing ENVOY's electronic network and going directly to the payor. There can be no assurance that ENVOY can continue to compete successfully with its existing and potential competitors in the healthcare EDI and transaction processing market.

     Factors influencing competition in the healthcare EDI and transaction processing market include (1) compatibility with the provider's software and inclusion in practice management software products, (2) in the case of the pharmacy market, relationships with major retail pharmacy chains, and (3) relationships with third-party payors and managed care organizations. ENVOY believes that the breadth, price and quality of its services are the most significant factors in developing and maintaining relationships with pharmaceutical chains, third-party payors and managed care organizations.

     Although PMSI's information services in the United States have been systematically established over sixteen years, its market position may be affected in the future by competitors' efforts to create or acquire enhanced databases or to develop and market new information products and services. Competitors for PMSI's information services include IMS Health Incorporated ("IMS") and NDC.

EMPLOYEES

     As of February 28, 1999, the Company had approximately 15,520 employees, comprised of approximately 7,025 in the Americas, 7,894 in Europe and Africa and 601 in the Asia-Pacific region.

     The Company added approximately 1,235 new employees as a result of the PMSI and ENVOY acquisitions.

BACKLOG

     The Company reports backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 1998, backlog was approximately $1.9 billion, as compared to approximately $1.09 billion at December 31, 1997.

     The Company believes that backlog may not be a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can change during the course of a project.

POTENTIAL LIABILITY

     In connection with its provision of product development services, the Company contracts with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although the Company does not believe it is legally accountable for the medical care rendered by third party investigators, it is possible that the Company could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom it contracts or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of its Phase I clinical trial facilities, the Company could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. The Company also could be held liable for errors or omissions in connection with the services it performs through each of its service groups. The Company believes that its risks are reduced by contractual indemnification provisions with customers and investigators, insurance maintained by customers and investigators and by the Company, and various regulatory requirements, including the use of institutional review boards and the procurement of each volunteer's informed consent to participate in the study. The contractual indemnifications generally do not fully protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with customers and the terms and scope of such indemnification vary from customer to customer and from trial to trial. The financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance that covers worldwide territories in which the Company currently does business and includes drug safety issues as well as data processing errors and omissions. The Company could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations.

GOVERNMENT REGULATION

     The preclinical, laboratory and clinical trial supply services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting preclinical and laboratory testing is embodied in the good laboratory practice ("GLP") regulations. The requirements for facilities engaging in clinical trial supplies preparation, labeling and distribution are set forth in the cGMP regulations. GLP and cGMP regulations have been mandated by the FDA and the Department of Health in the U.K., and adopted by similar regulatory authorities in other countries. GLP and cGMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standardized procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, the Company has established Quality Assurance programs at its preclinical, laboratory and clinical trial supply facilities which monitor ongoing compliance with GLP and cGMP regulations by auditing study data and conducting regular inspections of testing procedures.

     The industry standard for the conduct of clinical research and development studies is embodied in GCP regulations and guidelines. The FDA and many other regulatory authorities require that study results and data submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include: (i) complying with specific regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) instructing investigators to maintain records and reports; (v) verifying drug or device accountability; and (vi) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA during audits. Non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial.

     The Company's standard operating procedures related to clinical studies are written in accordance with regulations and guidelines appropriate to the region where they will be used, thus ensuring compliance with GCP. Within Europe, all work is carried out in accordance with the European Community Note For Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." Studies beginning after January 17, 1997 to be submitted to the European Medicines Evaluation Agency must meet the requirements of the International Congress of Harmonization -- GCP. In addition, FDA regulations and guidelines serve as a basis for the Company's North American standard operating procedures. The Company's offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with the Company's North American and European operations. From a transnational perspective, the Company has implemented common standard operating procedures across regions to assure consistency whenever it is feasible to do so.

     The Company's commercialization services are subject to detailed and comprehensive regulation in each geographic market in which it operates. Such regulation relates, among other things, to the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the U.K., the Company complies with the Association of the British Pharmaceutical Industry Code of Practice for the Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their taking up employment, and which prevents the employment of healthcare professionals as sales representatives. The Company follows similar guidelines which are in effect in the other countries where it offers commercialization services.

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

     Governmental regulatory policies also affect the charges for and the terms of ENVOY's access to private line and public communications networks. ENVOY must obtain certification on the applicable communications network for design innovations for point-of-service devices and proprietary software. Any delays in obtaining necessary certifications with respect to future products and services could delay their introduction. In addition, the Federal Communications Commission requires ENVOY's products and services to comply with certain rules and regulations governing performance. The Company believes ENVOY's existing products and services comply with all current rules and regulations. The Company can give no assurance, however, that such rules and regulations regarding access to communications networks will not change in the future. Changes in such rules, regulations or policies or the adoption of legislation that make it more costly to communicate on networks could adversely affect the demand for or the cost of supply services in the healthcare EDI transaction processing business.

     The Company's disease management and healthcare information management services relate to the diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. The confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in the Company's databases or used in other aspects of its business are heavily regulated. Legislation has been proposed which would mandate standards and impose restrictions on the Company's ability to use, transmit and disclose patient-specific health information.

     Specifically, two separate initiatives being considered at the federal level could impact the manner in which ENVOY conducts its business. The Health Insurance Portability and Accountability Act of 1996 requires the use of standard transactions, standard identifiers, security and other administrative simplification provisions and instructs the Secretary of Health and Human Services to promulgate regulations regarding these standards. The Act also requires the Secretary of Health and Human Services to develop recommendations regarding the privacy of individually identifiable health information. On September 11, 1997, the Secretary presented her recommendations, which, among other things, advise that patient information should not be disclosed except when authorized by the patient. This Act further establishes an August 1999 deadline for Congress to enact privacy legislation. If Congress does not meet this deadline, the Secretary is directed to issue regulations setting privacy standards to protect health information that is transmitted electronically. Such changes could occur as early as the year 2000, and their impact cannot be predicted. Such legislation or regulations could materially affect the Company's business. This Act also specifically names clearinghouses as the compliance facilitators for providers and payors, and permits clearinghouses to convert non-standard transactions to standard transactions on behalf of their clients. ENVOY is preparing to comply with the mandated standards within three to six months after they are published. Whether ENVOY is successful in complying with these standards may depend on whether providers, payors and others are also successful in complying with the standards.

     In addition, broad-based health information privacy legislation restricting third party processors from using, transmitting or disclosing certain patient data without specific patient consent has recently been introduced in the United States Congress. If this legislation is adopted, it could prevent third party processors from using, transmitting or disclosing certain treatment and clinical data. It is difficult to predict the impact of the legislation described above, but such legislation could materially adversely affect the Company's business.

     The Market Research Code of Conduct, a pharmaceutical industry-promulgated code of conduct to which PMSI adheres, provides that the identity of the individual researched may never be disclosed to the company sponsoring such research without such individual's consent. PMSI supplies only aggregated statistics to the sponsoring company when information is generated from market research databases. As recommended by the board of directors of the Pharmaceutical Manufacturer's Association, the PMSI databases do not contain patient names, thus preserving confidentiality. Data provided at the physician level is obtained from prescribing activity by product or therapy class over a given period. Pharmaceutical companies receive information as to the projected prescribing levels of particular physicians. PMSI does not hold any identifiable individual patient data, except on a temporary basis with the patients' prior permission for follow-up research and disease management purposes.

     PMSI is directly subject to certain restrictions on the collection and use of data. In the United States, certain states have enacted legislation prohibiting the use of personally identifiable prescription drug information without consent. Because PMSI does not generally receive information regarding the identity of patients, the Company believes that such state legislation will have no material adverse effect on PMSI's business. There can be no assurance that future legislation or regulations will not directly or indirectly restrict the dissemination of information regarding physicians or prescriptions. Such legislation, if enacted, could have a material adverse effect on the operations of PMSI.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information on the executive officers of the Company. There are no family relationships between any of the executive officers or directors of the Company.

NAME                                     AGE          POSITION WITH THE COMPANY
----                                     ---          -------------------------
Dennis B. Gillings, Ph.D...............  54    Chairman of the Board of Directors and
                                                 Chief Executive Officer
Santo J. Costa.........................  53    President, Chief Operating Officer and
                                                 Director
Rachel R. Selisker.....................  43    Chief Financial Officer, Executive Vice
                                                 President Finance and Director
Gregory D. Porter......................  42    Executive Vice President, Chief
                                                 Administrative and Legal Officer and
                                                 Secretary
Ludo J. Reynders, Ph.D.................  45    Chief Executive Officer, Quintiles CRO,
                                                 and Director
David F. White.........................  55    Chief Executive Officer, Innovex
                                                 Limited, and Director
Lawrence S. Lewin......................  60    Chief Executive Officer, The Lewin
                                                 Group, and Director

     Dennis B. Gillings, Ph.D. founded the Company in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. From 1972 to 1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Board of Directors of the University of North Carolina School of Public Health Foundation. Dr. Gillings also serves on the Board of Directors of Triangle Pharmaceuticals, Inc., a company engaged in the development of new drug candidates primarily in the antiviral area. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

     Santo J. Costa became President and Chief Operating Officer of the Company on April 1, 1994 and has been a director since April 1994. From July 1, 1993 to March 31, 1994, Mr. Costa directed the affairs of his own consulting firm, Santo
J. Costa & Associates, which focused on pharmaceutical and biotechnology companies. Prior to June 30, 1993, Mr. Costa served seven years at Glaxo, Inc., a pharmaceutical company, as Senior Vice President Administration and General Counsel and a member of the Board of Directors. Mr. Costa serves as a director of NPS Pharmaceuticals Inc., a company engaged in the discovery and development of small molecule drugs that address a variety of diseases. Mr. Costa received a law degree from St. John's University.

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

     Ludo J. Reynders, Ph.D. has served as Chief Executive Officer of the Product Development Group since 1996. He managed European clinical operations from 1988 to 1996. Dr. Reynders has served as a director of the Company since January 1995. Prior to joining the Company, Dr. Reynders managed the biostatistics and data management department of the Bristol-Myers Co. Pharmaceutical Research and Development Division, located in Brussels, Belgium. Dr. Reynders serves as a director of Oxford Asymmetry International plc., a company producing products for the pharmaceutical, biotechnology and agrochemical industries. Dr. Reynders received an M.S. and Ph.D. in Applied Sciences from the University of Louvain, Louvain, Belgium.

     David F. White serves as the Chief Executive Officer of Innovex Limited. Mr. White has served as a director of the Company since November 1997. Mr. White joined Innovex Limited, a subsidiary of the Company, as Group Chief Executive Officer in September 1994 from ICI plc, where he had a broad career principally in the international pharmaceutical business. After successive appointments as Managing Director of Stuart Pharmaceuticals from June 1984 to October 1985 and General Manager, ICI Pharmaceuticals (U.K.) from November 1985 to December 1988, he was promoted to lead the global plastics and acrylics businesses, culminating in an assignment to steer the integration of Dupont Acrylics into ICI Acrylics.

     Lawrence S. Lewin has served as the Chief Executive Officer of The Lewin Group, Inc., a subsidiary of the Company, since May 1996. Mr. Lewin has been a director of the Company since June 1996. Between November 1992 and May 1996, Mr. Lewin served as the Chairman and Chief Executive Officer of Lewin-VHI, Inc., a healthcare consulting firm specializing in performing economic analyses, product profiles, and strategic development for healthcare reform and medical reimbursement and the establishment of medical guidelines. Mr. Lewin serves as a director of Apache Medical Systems, Inc., a provider of clinically-based decision support information systems to the health care industry, and as a member of the advisory boards of the Hambrecht & Quist Healthcare Investors Fund and the Hambrecht & Quist Life Sciences Fund. Mr. Lewin received an M.B.A. from Harvard Business School.

ITEM 2.  PROPERTIES

     As of February 25, 1999, the Company had approximately 133 offices located in 30 countries. The Company's executive headquarters is located adjacent to Research Triangle Park, North Carolina. The Company maintains substantial offices serving its Product Development Group in Durham, North Carolina; Bracknell, England; Irene, South Africa; Tokyo, Japan; and Singapore. The Company also maintains substantial offices serving its Commercialization Group in Parsippany, New Jersey; Marlow, England and Egham, England. The Company recently added PMSI's principal office facilities in Newtown, Pennsylvania, and ENVOY's principal office facilities in Nashville, Tennessee. The Company owns facilities that serve its Product Development Group in Ledbury, England; Lenexa, Kansas; Riccarton, Scotland; Bathgate, Scotland and Freiburg, Germany. The Lenexa, Kansas facility also serves the Commercialization Group. Additionally, the Company owns a corporate office in London, England. All other offices of the Company are leased. Quintiles believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

     On February 12, 1999, Kenneth Hodges ("Plaintiff") filed a civil lawsuit in the State Court of Fulton County Georgia naming as defendants Richard L. Borison, Bruce I. Diamond, BASF Corporation, Pfizer, Inc., Merck & Company, Inc., Wyeth-Ayerst Laboratories Company, Zeneca, Inc., Janssen Pharmaceutica Inc., Smithkline Beecham Corporation, Hoechst Marion Roussel, Inc., Glaxo Wellcome, Inc., Abbott Laboratories, Bristol-Myers Squibb Company, Warner-Lambert Company, Monsanto Company, Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, a subsidiary of the Company. The complaint alleges that certain drug trials conducted by Drs. Borison and Diamond in which Plaintiff alleges he participated between 1988 and 1996 were not properly conducted or supervised, that Plaintiff had violent adverse reactions to many of the drugs and that his schizophrenia was aggravated by the drug trials. Consequently, Plaintiff alleges that he was subject to severe mortification, injured feelings, shame, public humiliations, victimization, emotional turmoil and distress. The complaint alleges claims for battery, fraudulent inducement to participate in the drug experiments, medical malpractice, negligence in conducting the experiments, and intentional infliction of emotional distress. Plaintiff seeks to recover his actual damages in unspecified amounts, medical expenses, litigation costs, and punitive damages.

     Nowhere in the complaint are found any specific allegations against Quintiles Laboratories Limited nor any specific factual connection between the Company and the Plaintiff's claims. The Company believes the claims alleged against it are vague and meritless, and the recovery sought is baseless. The Company intends to vigorously defend against these claims.

     Class action complaints were filed on each of August 20, 1998, August 21, 1998 and September 15, 1998, in the United States District Court, Middle District of Tennessee, Nashville Division, against ENVOY and certain of its executive officers. On December 28, 1998, the plaintiffs filed, pursuant to the Court's instructions, a Consolidated Class Action Complaint, consolidating the three cases into a single action. The complaint alleges, among other things, that from February 12, 1997 to August 18, 1998 (the "Class Period") the defendants issued materially false and misleading statements about the Company, its business, operations and financial position and failed to disclose material facts necessary to make defendants' statements not false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserts additional claims under Tennessee common law for fraud and negligent misrepresentation. The complaint alleges that ENVOY failed to disclose that its financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in ENVOY's stock trading at allegedly artificially inflated prices during the Class Period. The plaintiffs in this action seek unspecified compensatory damages, attorney's fees and other relief. ENVOY believes that these claims are without merit and intends to defend the allegations vigorously. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these claims can be determined at this time.

     The Company also is a party in certain other pending litigation arising in the course of its business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management that the outcome of these matters would not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "QTRN." The following table shows, for the periods indicated, the high and low sale prices per share on The Nasdaq Stock Market, based on published financial sources. The Company's share prices below have been adjusted to reflect a two-for-one stock split on December 1, 1997.

CALENDAR PERIOD                                                HIGH       LOW
---------------                                               -------   -------
Quarter ended March 31, 1997................................  $39.000   $26.625
Quarter ended June 30, 1997.................................   35.000    21.500
Quarter ended September 30, 1997............................   43.688    35.032
Quarter ended December 31, 1997.............................   43.500    31.000
Quarter ended March 31, 1998................................  $52.428   $34.000
Quarter ended June 30, 1998.................................   53.500    42.250
Quarter ended September 30, 1998............................   52.000    33.375
Quarter ended December 31, 1998.............................   56.875    41.000

     As of January 21, 1999, there were approximately 32,700 beneficial owners of the Company's Common Stock, including 692 holders of record.

DIVIDEND POLICIES

     The Company has never declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and it intends to retain future earnings for the development and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 8, 1998 the Company completed the acquisition of Simirex, which provides clinical packaging services for the pharmaceutical industry. The Company issued 383,273 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Simirex in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

     On October 12, 1998 the Company completed the acquisition of Serval, a French contract sales and marketing company. The Company issued 77,876 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Serval in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On October 12, 1998, the Company completed the acquisition of Q.E.D., a New York-based provider of integrated product marketing and communication services for pharmaceutical companies in the United States market. The Company issued 523,520 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Q.E.D. in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

     During the three months ended December 31, 1998, options to purchase 27,000 shares of the Company's Common Stock were exercised at an average exercise price of $2.8473 per share in reliance on Rule 701 under the Act. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Nonqualified Employee Incentive Stock Option Plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected Consolidated Statement of Income Data set forth below for each of the years in the three-year period ending December 31, 1998 and the Consolidated Balance Sheet Data set forth below as of December 31, 1998 and 1997 are derived from the audited consolidated financial statements of the Company and notes thereto included elsewhere herein. The selected Consolidated Statement of Income Data set forth below for the years ended December 1995 and 1994, and the Consolidated Balance Sheet Data set forth below as of December 31, 1996, 1995 and 1994 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company have been restated to reflect material acquisitions by the Company in transactions accounted for as poolings of interests. However, the consolidated financial statements have not been restated to reflect certain other acquisitions accounted for as pooling of interests where the Company determined that the consolidated financial data would not have been materially different if the pooled companies had been included. For such immaterial pooling of interests transactions, which include five transactions in 1998, one transaction in 1997 and two transactions in 1996, the Company's financial statements for the year of each transaction have been restated to include the pooled companies from January 1 of that year, but the financial statements for years prior to the year of each transaction have not been restated because the effect of such restatement would be immaterial. The selected consolidated financial data presented below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                               1998        1997     1996(1)(3)   1995(1)    1994(1)
                                            ----------   --------   ----------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue...............................  $1,188,012   $852,900    $601,126    $368,056   $230,583
Income from operations....................     125,862     88,812      44,106      25,900     17,456
Income before income taxes................     122,538     86,535      24,496      24,655     16,567
Net income available for common
  shareholders............................      83,679     55,683       7,879      14,626     10,598
Basic net income per share................        1.08       0.76        0.11        0.23       0.18
Diluted net income per share..............  $     1.06   $   0.74    $   0.11    $   0.23   $   0.18
Weighted average shares outstanding(2):
  Basic...................................      77,520     73,739      69,253      63,171     58,128
  Diluted.................................      79,015     75,275      71,888      64,946     58,512

                                                               AS OF DECEMBER 31,
                                             ------------------------------------------------------
                                                1998        1997     1996(1)    1995(1)    1994(1)
                                             ----------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT EMPLOYEES)
Cash and cash equivalents..................  $  124,729   $ 80,247   $ 74,479   $ 84,569   $ 52,011
Working capital............................     195,252    164,987     99,772     72,102     48,245
Total assets...............................   1,014,751    814,027    554,737    352,277    208,944
Long-term debt including current portion...     190,831    185,511    185,493     52,662     21,386
Shareholders' equity.......................  $  502,598   $388,639   $150,626   $165,943   $ 90,193
Employees..................................      15,076     11,540      7,904      4,835      3,115

---------------

(1) Prior to the Company's November 29, 1996 share exchange with Innovex Limited ("Innovex"), Innovex had a fiscal year end of March 31 and the Company had (and continues to have) a fiscal year end of December 31. As a result, the pooled data presented above for 1994 and 1995 include Innovex's March 31 fiscal year data in combination with the Company's December 31 fiscal year data. In connection with the share exchange, Innovex changed its fiscal year end to December 31. Accordingly, the pooled data presented above for 1996 include both Innovex's and the Company's data on a December 31 year end basis. Because of the difference between Innovex's fiscal year end in 1995 compared with 1996, Innovex's quarter ended March 31, 1996 data are included in the Company's pooled data for both 1995 and 1996.
(2) Restated to reflect the two-for-one stock splits of the Company's Common Stock effected as a 100% stock dividend in November 1995 and December 1997.
(3) Excluding non-recurring costs, the 1996 basic and diluted net income per share (unaudited) were $0.51 and $0.50, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a market leader in providing full-service contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. Based on industry analyst reports, the Company is the largest company in the pharmaceutical outsourcing services industry as ranked by 1998 net revenue; the net revenue of the second largest company was over $450 million less than the Company's 1998 net revenue.

     During 1998, the Company completed a number of strategic acquisitions.
Specifically:

          On February 2, 1998, the Company acquired Pharma Networks N.V. ("Pharma"), a leading contract sales organization in Belgium. The Company acquired Pharma in exchange for 132,000 shares of the Company's Common Stock. The acquisition of Pharma was accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of Pharma.

          On February 4, 1998, the Company acquired TAG, a California-based international health outcomes assessment firm that specializes in patient registries and in evaluating the economic, quality-of-life and clinical effects of drug therapies and disease management programs. The Company acquired TAG in exchange for 460,366 shares of the Company's Common Stock. The acquisition of TAG was accounted for as a purchase.

          On February 26, 1998, the Company acquired T2A S.A. ("T2A"), a leading French contract sales organization. The Company acquired T2A in exchange for 311,899 shares of the Company's Common Stock. The acquisition of T2A was accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of T2A.

          On February 27, 1998, the Company acquired More Biomedical Contract Research Organization Ltd. ("More Biomedical"), a contract research organization based in Taiwan. The Company acquired More Biomedical in exchange for 16,600 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests.

          On May 31, 1998, the Company acquired Crossbox Limited t/a Cardiac Alert ("Cardiac Alert"), a U.K.-based company which provides a centralized electrocardiogram monitoring service for international clinical trials. The Company acquired Cardiac Alert in exchange for 70,743 shares of the Company's Common Stock. The acquisition of Cardiac Alert was accounted for as a pooling of interests.

          On May 31, 1998, the Company acquired ClinData International Pty Limited ("ClinData"), a leading biostatistics and data management company in South Africa. The Company acquired ClinData in exchange for 123,879 shares of the Company's Common Stock. The acquisition of ClinData was accounted for as a pooling of interests.

          On August 24, 1998, the Company acquired The Royce Consultancy, Limited ("Royce"), a leading pharmaceutical sales representative recruitment and contract sales organization in the U.K. The Company acquired Royce in exchange for 664,194 shares of the Company's Common Stock. The acquisition of Royce was accounted for as a pooling of interests and as such, all historical financial data have been restated to include the results of Royce.

          On September 9, 1998, the Company acquired DAS, a New Jersey-based leader in sales force planning and territory organization systems for the pharmaceutical industry. The Company acquired DAS in exchange for 358,897 shares of the Company's Common Stock. The acquisition of DAS was accounted for as a pooling of interests and as such, all historical financial data have been restated to include the results of DAS.

          On October 8, 1998, the Company acquired Simirex, a New Jersey-based provider of clinical packaging services for the U.S. pharmaceutical industry. The Company acquired Simirex in exchange for

     383,273 shares of the Company's Common Stock. The acquisition of Simirex was accounted for as a pooling of interests.

          On October 12, 1998, the Company acquired Serval, a Paris-based French contract sales and marketing company. The Company acquired Serval in exchange for 77,876 shares of the Company's Common Stock. The acquisition of Serval was accounted for as a purchase.

          On October 12, 1998, the Company acquired QED, a New York-based provider of integrated product marketing and communication services for pharmaceutical companies in the U.S. market. The Company acquired QED in exchange for 523,520 shares of the Company's Common Stock. The acquisition of QED was accounted for as a pooling of interests.

     The Company's 1998 financial statements have been restated to include More Biomedical, Cardiac Alert, ClinData, Simirex and QED from January 1, 1998, but the financial statements for 1997 and prior years have not been restated because the effect of such restatement would be immaterial.

CONTRACT REVENUE

     The Company considers net revenue, which excludes reimbursed costs, its primary measure of revenue growth. Substantially all net revenue is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. Many of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes net revenue based upon (1) labor costs expended as a percentage of total labor costs expected to be expended (percentage of completion) for fixed price contracts, (2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

     The Company's contracts generally provide for price negotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed and realization of revenue is assured. Most contracts are terminable upon 15 -- 90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

     Each contract specifies billing and payment procedures. Generally, the procedures require a portion of the contract fee to be paid at the time the project is initiated with subsequent contract billings and payments due periodically over the length of the project's term in accordance with contractual provisions. Revenue recognized in excess of billings is classified as unbilled services, while billings in excess of revenue are classified as unearned income.

     The Company reports backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer through a written contract or otherwise. Using this method of reporting backlog, at December 31, 1998, 1997 and 1996 the backlog was approximately $1.9 billion, $1.09 billion and $727 million, respectively. The Company believes that backlog may not be a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, loss or significant delay of contracts, or a change in the scope of a project during the course of a study.

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Net revenue for the year ended December 31, 1998 was $1.2 billion, an increase of $335.1 million or 39.3% over fiscal 1997 net revenue of $852.9 million. Growth occurred across each of the Company's geographic regions and each of its major service groups. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to January 1, 1998.

     Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $623.3 million or 52.5% of 1998 net revenue versus $448.9 million or 52.6% of 1997 net revenue.

     General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $383.3 million or 32.3% of 1998 net revenue versus $277.2 million or 32.5% of 1997 net revenue. The $106.1 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

     Depreciation and amortization were $55.5 million or 4.7% of 1998 net revenue versus $37.9 million or 4.4% of 1997 net revenue. The $17.6 million increase is primarily due to the increase in the capitalized asset base of the Company. In 1998, the Company recognized approximately $2.8 million of depreciation expense associated with the first full year of operation for the facility in Bathgate, Scotland and related assets.

     Income from operations was $125.9 million or 10.6% of 1998 net revenue versus $88.8 million or 10.4% of 1997 net revenue.

     Other expense, which consists primarily of transaction costs and interest, increased to $3.3 million in 1998 from $2.3 million in 1997. Transaction costs included in other expense were $3.5 million in 1998 versus $2.2 million in 1997.

     The effective tax rate for 1998 was 31.7% versus a 35.7% rate in 1997. The effective tax rate reduction resulted from the reversal of prior year valuation allowances relating to certain net operating loss carryforwards that the Company now believes are more likely than not to be utilized and profits generated in countries with favorable tax rates. Since the Company conducts operations on a global basis, its effective tax rate may vary. See "--Taxes."

  Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Net revenue for the year ended December 31, 1997 was $852.9 million, an increase of $251.8 million or 41.9% over fiscal 1996 net revenue of $601.1 million. Growth occurred across each of the Company's geographic regions and each of its major service groups. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to January 1, 1997.

     Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $448.9 million or 52.6% of 1997 net revenue versus $309.0 million or 51.4% of 1996 net revenue. The increase in direct costs as a percentage of net revenue was primarily attributable to the increase in net revenue generated from the commercialization segment, which incur a higher level of direct costs (but lower general and administrative expenses) relative to net revenue than the product development segment.

     General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $277.2 million or 32.5% of 1997 net revenue versus $206.9 million or 34.4% of 1996 net revenue. The $70.4 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

     Depreciation and amortization were $37.9 million or 4.4% of 1997 net revenue versus $25.7 million or 4.3% of 1996 net revenue.

     Income from operations was $88.8 million or 10.4% of 1997 net revenue versus $44.1 million or 7.3% of 1996 net revenue. Excluding non-recurring costs of $15.4 million incurred in 1996, the 1996 income from operations was $59.5 million or 9.9% of net revenue.

     Other expense decreased to $2.3 million in 1997 from $19.6 million in 1996. Excluding acquisition costs and non-recurring transaction costs, other expense was $85,000 in 1997 and $2.5 million in 1996. The $2.4 million change was primarily due to decreases in net interest expense of approximately $2.2 million and other expense of approximately $200,000.

     The effective tax rate for 1997 was 35.7% versus a 60.5% rate in 1996. Excluding non-recurring transaction and restructuring costs which were not deductible for tax purposes, the 1996 effective tax rate would have been 34.4%. Since the Company conducts operations on a global basis, its effective tax rate may vary. See "-- Taxes."

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operations were $124.4 million in 1998 versus $79.1 million and $41.9 million in 1997 and 1996, respectively. Cash flows used in investing activities in 1998 were $74.4 million, versus $154.8 million and $145.1 million in 1997 and 1996, respectively. Of these investing activities, capital asset purchases required $95.6 million in 1998 versus $79.3 million and $40.7 million in 1997 and 1996, respectively. Capital asset expenditures in 1997 and 1996 included L15.8 million (approximately $26.5 million) and L2.7 million (approximately $5.0 million), respectively, related to the Company's purchase of land and construction of a facility in Bathgate, Scotland. The remaining capital expenditures were predominantly incurred in connection with the expansion of existing operations, the enhancement of information technology capabilities and the opening of new offices.

     Total working capital increased $30.3 million to $195.3 million at December 31, 1998 from $165.0 million at December 31, 1997. Including long-term investments of $65.5 million and $69.1 million at December 31, 1998 and 1997, respectively, in total working capital, the increase was $26.7 million. Total accounts receivable and unbilled services increased 43.4% to $314.7 million at December 31, 1998 from $219.4 million at December 31, 1997, as a result of the growth in net revenue. Accounts receivable and unbilled services, net of unearned income, increased 30.2% to $169.8 million at December 31, 1998 from $130.4 million at December 31, 1997. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, were 41 and 42 days at December 31, 1998 and December 31, 1997, respectively.

     During 1998, the Company acquired a clinical trial production and warehouse facility in Livingston, Scotland for a purchase commitment valued at L1.75 million (approximately $2.9 million), with payment due in May, 2001.

     During 1995, the Company acquired a drug development facility in Edinburgh, Scotland. Related to this acquisition, the Company entered into a purchase commitment valued at L12.5 million (approximately $20.9 million) with payment due in December 1999. The Company has hedged a portion of this commitment by purchasing forward contracts. The Company's forward contracts mature on December 29, 1999, and as of December 31, 1998, the Company had committed to purchasing approximately L2.4 million (approximately $3.5 million) under such contracts. The Company is obligated to purchase up to an additional L2.9 million through December 28, 1999 in varying amounts as the daily dollar-to-pound exchange rate ranges between $1.5499 and $1.6800.

     In connection with its March 1999 acquisition of PMSI, the Company agreed to pay contingent value payments to former PMSI stockholders who defer receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. For each deferred share of the Company's Common Stock, the contingent value payment, if any, will be calculated based on the difference between $38.71875 and the average closing price of the Company's Common Stock for 10 days selected at random out of the 20 trading days ending on June 11, 1999. The Company plans to make the contingent value payments, if any, from cash from operations or borrowings under existing lines of credit.

     The Company has available to it a L15.0 million (approximately $25.1 million) unsecured line of credit with a U.K. bank and a L5.0 million (approximately $8.4 million) unsecured line of credit with a second U.K. bank. At December 31, 1998, the Company had L19.8 million (approximately $33.1 million) available under these credit agreements.

     During 1998, the Company entered into a $150 million senior unsecured credit facility ("$150 million facility") with a U.S. bank. At December 31, 1998, the Company had $150 million available under this facility. Based upon its current financing plan, the Company believes the $150 million facility would be available to retire long-term credit arrangements and obligations, if necessary.

     All foreign currency denominated amounts due, subsequent to December 31, 1998, have been translated using the Thursday, December 24, 1998 foreign exchange rates as published in the December 28, 1998 edition of the Wall Street Journal.

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

TAXES

     Since the Company conducts operations on a global basis, the Company's effective tax rate has depended and will continue to depend on the amount of profits in locations with varying tax rates. The Company's results of operations will be impacted by changes in the tax rates of the various jurisdictions and by changes in any applicable tax treaties. In particular, as the portion of the Company's non-U.S. business varies, the Company's effective tax rate may vary significantly from period to period. The Company's effective tax rate may also depend upon the extent to which the Company is allowed (and is able to use under applicable limitations) U.S. foreign tax credits in respect of taxes paid on its foreign operations.

INFLATION

     The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

IMPACT OF YEAR 2000 ISSUE

  State of Readiness

     The Company has established a Year 2000 Program to address the Year 2000 issue, which results from computer processors and software failing to process date values correctly, potentially causing system failures or data corruption. The Year 2000 issue could cause disruptions of the Company's operations, including, among other things, a temporary inability to process information; receive information, services or products from third parties; interface with customers in the performance of contracts; or operate or communicate in some or all of the regions in which it operates. The Company's computing infrastructure is based on industry standard systems. The Company does not depend on large legacy systems and does not use mainframes. Rather, the scope of its Year 2000 Program includes unique software systems and tools in each of its service groups, especially its product development service group, embedded systems in its laboratory and manufacturing operations, facilities such as elevators and fire alarms in over 133 offices (which also involve embedded technology) and numerous supplier and other business relationships. The Company has identified critical systems within each service group and is devoting its resources to address these items first.

     The Company's Year 2000 Program is directed by the Year 2000 Executive Steering Team, which is comprised of the Company's Chief Information Officer and representatives from regional business units, together with legal, quality assurance and information technology personnel. The Company has established a Year 2000 Program Management Office, staffed by consultants, which develops procedures and instructions at a centralized level and oversees performance of the projects that make up the program. Project teams organized by service group and geographic region are responsible for implementation of the individual projects.

     The framework for the Company's Year 2000 Program prescribes broad inventory, assessment and planning phases which generally guide its projects. Each project generally includes launch, analysis, remediation, testing and deployment phases. The Company is in the process of assessing those systems, facilities and business relationships which it believes may be vulnerable to the Year 2000 issue and which it believes could impact its operations. Although the Company cannot control whether and how third parties will address the Year 2000 issue, its assessment also will include a limited evaluation of certain services on which it is substantially dependent, and the Company plans to develop contingency plans for possible deficiencies in those services. For example, the Company believes that among its most significant third party service providers are physician investigators who participate in clinical studies conducted through its contract research services; consequently, the Company is developing a specialized process to assess and address Year 2000 issues arising from these relationships. The Company does not plan to assess how its customers, such as pharmaceutical and large biotechnology companies, are dealing with the Year 2000 issue.

     As the Company completes the assessment of its systems, it is developing plans to renovate, replace or retire them, as appropriate, if they are affected by the Year 2000 issue. Such plans generally include testing of new or renovated systems upon completion of the remedial actions. The Company will utilize both internal and external resources to implement these plans. The Company's strategic healthcare communications services are less dependent on information technology than its other services. With the exception of recent acquisitions, the Company's Year 2000 Program with respect to those services is substantially complete, with validation expected to be completed in the first quarter of 1999. The Company addressed most systems relating to its healthcare consulting services in 1998, with completion expected in the first half of 1999. The Company also addressed most of its contract sales systems in 1998, and expects to have substantially completed this program during mid-1999. The Company's product development services utilize numerous systems, which it must address individually on disparate schedules, depending on the magnitude and complexity of the particular system. The Company anticipates that remediation or replacement of these systems will be substantially complete by mid-1999, with migration occurring primarily in the second half of 1999. The Company is in the process of evaluating the state of readiness of its recent acquisitions, particularly ENVOY and PMSI, and plans to integrate these acquisitions into its Year 2000 Program during the second quarter of 1999. The Company expects to complete the core components of its Year 2000 Program before there is a significant risk that internal Year 2000 problems will have a material impact on its operations.

COSTS

     The Company estimates that the aggregate costs of its Year 2000 Program, excluding recent acquisitions, will be approximately $14 million, including costs already incurred. A significant portion of these costs, approximately $6 million, are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the Company's day-to-day operations. The Company incurred total Year 2000 Program costs of $3.5 million through December 31, 1998, of which approximately $2.6 million represented incremental expense. ENVOY previously estimated its Year 2000 costs to be between $3.0 and $4.0 million and PMSI previously estimated that its Year 2000 costs would not be material. The Company is in the process of assessing these valuations as part of the integration of these acquisitions into its Year 2000 Program. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, its ability to meet deadlines and the cooperation of third parties. The Company cannot provide assurance that its assumptions will be correct and that these estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the availability and cost of personnel trained in this area, unforeseen circumstances that would cause the Company to allocate its resources elsewhere and similar uncertainties.

YEAR 2000 RISKS

     The Company faces both internal and external risks from the Year 2000 issue. If realized, these risks could have a material adverse effect on the Company's business, results of operations or financial condition. The Company's primary internal risk is that its systems will not be Year 2000 compliant on time. The magnitude of this risk depends on the Company's ability to achieve compliance of both internally and externally developed systems or to migrate to alternate systems in a timely fashion. The decentralized nature of the Company's business may compound this risk if it is unable to coordinate efforts across its global operations on a timely basis. The Company believes that its Year 2000 Program will successfully address these risks, however, the Company cannot provide assurance that this program will be completed in a timely manner. Notwithstanding its Year 2000 Program, the Company also faces external risks that may be beyond its control. The Company's international operations and its relationships with foreign third parties create additional risks for the Company, as many countries outside the United States have been less attuned to the Year 2000 issue. These risks include the possibility that infrastructural systems, such as electricity, water, natural gas or telephony, will fail in some or all of the regions in which the Company operates, as well as the danger that the internal systems of its foreign suppliers, service providers and customers will fail. The Company's business also requires considerable travel, and its ability to perform services under its customer contracts could be negatively affected if air travel is disrupted by the Year 2000 issue.

     In addition, the Company's business depends heavily on the healthcare industry, particularly on third party physician investigators. The healthcare industry, and physicians' groups in particular, to date may not have focused on the Year 2000 issue to the same degree as some other industries, especially outside of major metropolitan centers. As a result, the Company faces increased risk that its physician investigators will be unable to provide it with the data that the Company needs to perform under its contracts on time, if at all. Thus, the clinical study involved could be slowed or brought to a halt. Also, the failure of its customers to address the Year 2000 issue could negatively impact their ability to utilize the Company's services. While it intends to develop contingency plans to address certain of these risks, the Company cannot assure you that any developed plans will sufficiently insulate it from the effects of these risks. Any disruptions resulting from the realization of these risks would affect the Company's ability to perform its services. If the Company is unable to receive or process information, or if third parties are unable to provide information or services to it, the Company may not be able to meet milestones or obligations under its customer contracts, which could have a material adverse effect on its business and financial results.

CONTINGENCIES

     Until it has completed its remediation, testing and deployment plans, the Company believes it is premature to develop contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue.

CONVERSION TO THE EURO CURRENCY

     On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in the member countries in both the euro and existing national currencies. On January 1, 2002, the euro will become the sole currency in the member countries. The Company conducts business in the member countries. The Company is reviewing the issues involved with the introduction of the euro. The more important issues the Company is reviewing include: (1) whether the Company may have to change the prices of its services in the different countries and (2) whether the Company will have to change the terms of any financial instruments in connection with its hedging activities.

     Based on current information and its initial evaluation, the Company believes that the use of the euro will not have a significant impact on the Company's business or operations. Accordingly, the Company does not expect the conversion to the euro to have a material effect on the Company's financial condition or results of operations.

RECENT EVENTS

     On January 1, 1999, the Company acquired substantial assets of Hoechst Marion Roussel's ("HMR") Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash, most of which is expected to be paid in the second half of 1999 when the acquisition of the physical facility is completed. As part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing HMR development projects over a five year period. In addition, HMR will offer the Company the opportunity to provide all U.S. outsourcing services up to an additional $144 million over the same period.

     On February 17, 1999, the Company acquired Oak Grove Technologies, Inc. ("Oak Grove"), a leader in providing current Good Manufacturing Practice compliance services to the pharmaceutical, biotechnology and medical device industries. The Company acquired Oak Grove in exchange for 87,948 shares of the Company's Common Stock. The acquisition of Oak Grove is expected to be accounted for as a purchase.

     On March 29, 1999, the Company acquired Pharmaceutical Marketing Services Inc. ("PMSI") and its core company, Scott-Levin, a leader in pharmaceutical market information and research services located in the United States ("U.S."). The Company acquired PMSI in exchange for approximately 4,993,787 shares of the Company's Common Stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. In addition, the Company agreed to pay contingent value payments to former PMSI stockholders who defer receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. For each deferred share of the Company's Common Stock, the contingent value payment, if any, will be calculated based on the difference between $38.71875 and the average closing price of the Company's Common Stock for 10 days selected at random out of the 20 trading days ending on June 11, 1999. The acquisition of PMSI will be accounted for as a purchase.

     On March 30, 1999, the Company acquired ENVOY Corporation ("ENVOY"), a Tennessee-based provider of healthcare electronic data interchange and data mining services. The Company acquired ENVOY in exchange for approximately 28,465,160 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire approximately 3,914,583 shares of the Company's Common Stock. The acquisition of ENVOY will be accounted for as a pooling of interests.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will adopt Statement No. 133 when required to do so on January 1, 2000. Because of its limited use of derivatives, the Company does not expect the application of Statement No. 133 to have a significant impact on its financial position or results of operations.

MARKET RISK

     Market risk is the potential loss arising from adverse changes in the market rates and prices, such as foreign currency rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and equity price changes and the Company regularly evaluates its exposure to such changes. The Company's overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, the Company has utilized forward exchange contracts to manage its foreign currency exchange rate risk. The Company does not hold or issue derivative instruments for trading purposes. The following analyses present the sensitivity of the Company's financial instruments to hypothetical changes in interest and foreign currency exchange rates that are reasonably possible over a one-year period.

  Foreign Currency Exchange Rates

     Approximately 51.0%, 51.7% and 58.0% of the Company's net revenue for the years ended December 31, 1998, 1997, and 1996, respectively, were derived from the Company's operations outside the United States. The Company does not have significant operations in countries in which the economy is considered to be highly-inflationary. The Company's financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($5.0) million at December 31, 1998 as compared to ($7.5) million at December 31, 1997.

     The Company may be subject to foreign currency transaction risk when the Company's service contracts are denominated in a currency other than the currency in which the Company earns fees or incurs expenses related to such contracts. At December 31, 1998, the Company's most significant foreign currency exchange rate exposures were in the British pound, German mark and French franc. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in its contracts with customers, or the Company may hedge its transaction risk with foreign currency exchange contracts or options. The Company recognizes changes in value in income only when foreign currency exchange contracts or options are settled or exercised, respectively. There were several foreign exchange contracts relating to service contracts open at December 31, 1998, all of which are immaterial to the Company.

     As of December 31, 1998, the Company has a long-term obligation denominated in a foreign currency (approximately L1.8 million) and a short-term obligation denominated in a foreign currency (approximately L12.5 million). Assuming a hypothetical change of 10% in year-end exchange rates (a weakening of the US dollar), the fair value of these instruments would increase by approximately $2.4 million.

  Interest Rates

     At December 31, 1998, the Company has $143.75 million of 4.25% Convertible Subordinated Notes ("Notes") due May 31, 2000. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The carrying value of the Notes at December 31, 1998 approximates the fair value. A 10% increase in prevailing interest rates at December 31, 1998 would not result in a material decrease in the fair value of the Notes due to the short maturity. Currently, the Company does not hold any derivative instruments to manage interest rate risk.

     The Company's investment portfolio consists primarily of U.S. Government Securities and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 1998, the fair value of the investment portfolio was $97.9 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $9.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included under Item 7 of this report under the caption "Market Risk" beginning on page 28.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1998        1997       1996
                                                              ----------   --------   --------
Net revenue.................................................  $1,188,012   $852,900   $601,126
Costs and expenses:
  Direct....................................................     623,301    448,920    308,993
  General and administrative................................     383,323    277,238    206,870
  Depreciation and amortization.............................      55,526     37,930     25,726
  Non-recurring costs:
     Restructuring..........................................          --         --     13,102
     Special pension contribution...........................          --         --      2,329
                                                              ----------   --------   --------
                                                               1,062,150    764,088    557,020
                                                              ----------   --------   --------
Income from operations......................................     125,862     88,812     44,106
Other income (expense):
  Interest income...........................................      11,603      8,472      7,206
  Interest expense..........................................     (11,460)    (8,764)    (9,716)
  Non-recurring transaction costs...........................          --         --    (17,118)
  Other.....................................................      (3,467)    (1,985)        18
                                                              ----------   --------   --------
                                                                  (3,324)    (2,277)   (19,610)
                                                              ----------   --------   --------
Income before income taxes..................................     122,538     86,535     24,496
Income taxes................................................      38,859     30,852     14,832
                                                              ----------   --------   --------
Net income..................................................      83,679     55,683      9,664
Non-equity dividend.........................................          --         --     (1,785)
                                                              ----------   --------   --------
Net income available for common shareholders................  $   83,679   $ 55,683   $  7,879
                                                              ==========   ========   ========
Basic net income per share..................................  $     1.08   $   0.76   $   0.11
Diluted net income per share................................  $     1.06   $   0.74   $   0.11
Shares used in computing net income per share:
  Basic.....................................................      77,520     73,739     69,253
  Diluted...................................................      79,015     75,275     71,888

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1997
                                                              ----------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  124,729   $ 80,247
  Accounts receivable and unbilled services.................     314,705    219,438
  Investments...............................................      32,241     44,372
  Prepaid expenses..........................................      26,000     22,276
  Other current assets......................................      17,713     24,456
                                                              ----------   --------
         Total current assets...............................     515,388    390,789
Property and equipment:
  Land, buildings and leasehold improvements................      93,599     83,383
  Equipment and software....................................     197,007    116,065
  Furniture and fixtures....................................      39,078     29,124
  Motor vehicles............................................      46,455     39,875
                                                              ----------   --------
                                                                 376,139    268,447
  Less accumulated depreciation.............................    (125,271)   (81,481)
                                                              ----------   --------
                                                                 250,868    186,966
Intangibles and other assets:
  Intangibles...............................................      74,710     72,395
  Investments...............................................      65,456     69,089
  Deferred income taxes.....................................      71,401     68,651
  Deposits and other assets.................................      36,928     26,137
                                                              ----------   --------
                                                                 248,495    236,272
                                                              ----------   --------
         Total assets.......................................  $1,014,751   $814,027
                                                              ==========   ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $      921   $ 10,485
  Accounts payable..........................................      57,478     36,385
  Accrued expenses..........................................      78,309     62,818
  Unearned income...........................................     144,932     89,069
  Income taxes payable......................................       4,487        132
  Current portion of obligations held under capital
    leases..................................................      12,421     15,019
  Current portion of long-term debt and obligation..........      20,978         23
  Other current liabilities.................................         610     11,871
                                                              ----------   --------
         Total current liabilities..........................     320,136    225,802
Long-term liabilities:
  Obligations held under capital leases, less current
    portion.................................................      12,280      8,269
  Long-term debt and obligation, less current portion.......     145,152    162,200
  Deferred income taxes.....................................      30,414     25,963
  Other liabilities.........................................       4,171      3,154
                                                              ----------   --------
                                                                 192,017    199,586
                                                              ----------   --------
         Total liabilities..................................     512,153    425,388
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, none issued and outstanding..............          --         --
  Common Stock and additional paid-in capital, 78,018,958
    and 75,304,156 shares issued and outstanding at December
    31, 1998 and 1997, respectively.........................     368,406    336,144
  Retained earnings.........................................     143,629     60,684
  Accumulated other comprehensive income....................      (5,622)    (7,588)
  Other equity..............................................      (3,815)      (601)
                                                              ----------   --------
         Total shareholders' equity.........................     502,598    388,639
                                                              ----------   --------
         Total liabilities and shareholders' equity.........  $1,014,751   $814,027
                                                              ==========   ========

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Operating activities:
  Net income................................................  $  83,679   $  55,683   $   9,664
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation and amortization...........................     55,526      37,930      26,343
    Non-recurring transaction costs.........................         --          --      17,118
    Net loss on sale of property and equipment..............        534         665          21
    Provision for (benefit from) deferred income taxes......     (1,728)     10,296         916
    Change in operating assets and liabilities:
      Accounts receivable and unbilled services.............    (84,254)    (30,270)    (72,598)
      Prepaid expenses and other assets.....................     (5,979)    (16,108)    (12,371)
      Accounts payable and accrued expenses.................     26,587      11,555      30,557
      Unearned income.......................................     50,955         815      47,816
      Income taxes payable and other current liabilities....       (992)      9,023       3,810
    Change in fiscal year of pooled entity..................         --        (581)     (9,378)
    Other...................................................         83          60         (41)
                                                              ---------   ---------   ---------
  Net cash provided by operating activities.................    124,411      79,068      41,857
  Investing activities:
    Proceeds from disposition of property and equipment.....      6,297       4,642       2,284
    Purchase of investments held-to-maturity................         --          --     (95,939)
    Maturities of investments held-to-maturity..............     10,593      35,579      43,345
    Purchase of investments available-for-sale..............   (125,413)   (137,597)    (19,020)
    Proceeds from sale of investments available-for-sale....    130,422      51,278       8,960
    Purchase of other investments...........................         --     (12,011)         --
    Acquisition of property and equipment...................    (95,593)    (79,283)    (40,741)
    Acquisition of businesses, net of cash acquired.........      2,738     (11,756)    (35,108)
    Payment of non-recurring transaction costs..............         --      (5,648)    (11,440)
    Change in fiscal year of pooled entity..................         --         (17)      2,606
    Loan to ESOP, net.......................................     (3,429)         --          --
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................  $ (74,385)  $(154,813)  $(145,053)

Financing activities:
  Increase (decrease) in lines of credit, net...............  $  (8,597)  $     660   $   2,544
  Proceeds from issuance of debt............................         --          --     139,650
  Repayment of debt.........................................        (23)     (7,727)    (57,271)
  Principal payments on capital lease obligations...........    (18,656)    (16,778)     (9,627)
  Issuance of common stock..................................     21,499     108,834       3,683
  Issuance of debt for capitalization of pooled entity......         --          --      45,197
  Recapitalization of pooled entity.........................         --          --     (29,230)
  Non-equity dividend.......................................         --          --      (1,756)
  Dividend paid by pooled entity............................     (1,307)     (1,632)     (1,528)
  Change in fiscal year of pooled entity....................         --          58       1,399
  Other.....................................................        827         (56)       (295)
                                                              ---------   ---------   ---------
Net cash provided (used in) by financing activities.........     (6,257)     83,359      92,766
Effect of foreign currency exchange rate changes on cash....        713      (1,846)        340
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............     44,482       5,768     (10,090)
Cash and cash equivalents at beginning of year..............     80,247      74,479      84,569
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 124,729   $  80,247   $  74,479
                                                              =========   =========   =========
Supplemental Cash Flow Information
  Interest paid.............................................  $  11,536   $   8,891   $   9,415
  Income taxes paid.........................................     22,161      16,774      12,740
Non-cash Investing and Financing Activities
  Capitalized leases........................................     19,531      23,027      13,210
  Equity impact of mergers and acquisitions.................      5,046       1,134     (23,253)
  Equity impact from exercise of non-qualified stock
    options.................................................      5,498      24,049       2,920
Tax effect of pooled transactions...........................  $      --   $  62,700   $      --

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                            EMPLOYEE
                                                                                                              STOCK
                                                                                                            OWNERSHIP
                                                                       ACCUMULATED                            PLAN
                                                                          OTHER                ADDITIONAL     LOAN
                                           COMPREHENSIVE   RETAINED   COMPREHENSIVE   COMMON    PAID-IN     GUARANTEE
                                              INCOME       EARNINGS      INCOME       STOCK     CAPITAL      & OTHER     TOTAL
                                           -------------   --------   -------------   ------   ----------   ---------   --------
Balance, December 31, 1995...............     $    --      $ 32,618      $ 1,700       $342     $132,778     $(1,495)   $165,943
Issuance of common stock.................          --            --           --         15        3,838          --       3,853
Principal payments on ESOP loan..........          --            --           --         --           --         420         420
Common stock issued for acquisitions.....          --           608           --          3          516          --       1,127
Issuance of common stock for other than
  cash...................................          --            --           --          1          135          --         136
Effect due to change in fiscal year of
  pooled entity..........................          --           324           --         --           --          --         324
Recapitalization of pooled entity........          --       (29,028)          --         --         (202)         --     (29,230)
Tax benefit from the exercise of
  non-qualified stock options............          --            --           --         --        2,920          --       2,920
Dividends paid by pooled entity..........          --        (1,519)          --         --           --          --      (1,519)
Non-equity dividend......................          --        (1,785)          --         --           --          --      (1,785)
Other equity transactions................          --            18           --         --           15         (62)        (29)
Comprehensive income:
Net income...............................       9,664         9,664           --         --           --          --       9,664
Unrealized gain on marketable
  securities, net of tax.................          45            --           45         --           --          --          45
Foreign currency adjustments.............      (1,243)           --       (1,243)        --           --          --      (1,243)
                                              -------
Comprehensive income.....................       8,466
                                              =======      --------      -------       ----     --------     -------    --------
Balance, December 31, 1996...............                    10,900          502        361      140,000      (1,137)    150,626
Issuance of common stock.................          --            --           --         22      112,738          --     112,760
Principal payments on ESOP loan..........          --            --           --         --           --         536         536
Common stock issued for acquisitions.....          --          (455)          --         --          244          --        (201)
Issuance of common stock for other than
  cash...................................          --            --           --          1           19          --          20
Effect due to change in fiscal year of
  pooled entity..........................          --        (3,775)         117         --           --          --      (3,658)
Tax effect of pooling of interests.......          --            --           --         --       62,700          --      62,700
Tax benefit from the exercise of
  non-qualified stock options............          --            --           --         --       20,118          --      20,118
Dividend paid by pooled entity...........          --        (1,679)          --         --          (72)         --      (1,751)
Two-for-one stock split..................          --            --           --        369         (369)         --          --
Other equity transactions................          --            --           --         --           13          --          13
Comprehensive income:
Net income...............................      55,683        55,683           --         --           --          --      55,683
Unrealized loss on marketable
  securities, net of tax.................        (104)           --         (104)        --           --          --        (104)
Foreign currency adjustments.............      (8,103)           --       (8,103)        --           --          --      (8,103)
                                              -------
Comprehensive income.....................      47,476
                                              =======      --------      -------       ----     --------     -------    --------
Balance, December 31, 1997...............                    60,684       (7,588)       753      335,391        (601)    388,639
Issuance of Common Stock.................          --            --           --         10       21,489          --      21,499
Principal payments on ESOP loan..........          --            --           --         --           --         215         215
Loan to ESOP.............................          --            --           --         --           --      (3,429)     (3,429)
Common stock issued for acquisitions.....          --           480           --         17        4,549          --       5,046
Tax benefit from the exercise of
  non-qualified stock options............          --            --           --         --        5,498          --       5,498
Dividend paid by pooled entity...........          --        (1,307)          --         --           --          --      (1,307)
Other equity transactions................          --            93           --         --          699          --         792
Comprehensive income:
Net income...............................      83,679        83,679           --         --           --          --      83,679
Unrealized loss on marketable
  securities, net of tax.................        (572)           --         (572)        --           --          --        (572)
Foreign currency adjustments.............       2,538            --        2,538         --           --          --       2,538
                                              -------
Comprehensive income.....................     $85,645
                                              =======      --------      -------       ----     --------     -------    --------
Balance, December 31, 1998...............                  $143,629      $(5,622)      $780     $367,626     $(3,815)   $502,598
                                                           ========      =======       ====     ========     =======    ========

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The Company is a leader in providing full-service contract research, sales, marketing and healthcare policy consulting and health information management services to the worldwide pharmaceutical, biotechnology, medical device and healthcare industries.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCIES

     Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to equity. Gains and losses on foreign currency transactions are included in other income (expense).

REVENUE RECOGNITION

     Many of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes net revenue based upon (1) labor costs expended as a percentage of total labor costs expected to be expended (percentage of completion) for fixed price contracts, (2) contractual per diem or hourly rate basis as work is performed under fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

     The Company's contracts provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed and realization is assured. Most contracts are terminable upon 15-90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

CONCENTRATION OF CREDIT RISK

     Substantially all net revenue is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and consistently within management's expectations. One customer accounted for 11.3% of consolidated net revenue in 1996. These revenues were derived from both the Company's product development and commercialization segments.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

UNBILLED SERVICES AND UNEARNED INCOME

     In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, submission of appropriate billing detail or the achievement of contract milestones, depending on the type of contract. Unbilled services arise when services have been rendered but customers have not been billed. Similarly, unearned income represents prebillings for services that have not yet been rendered.

CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $7.3 million and $9.5 million at December 31, 1998 and 1997, respectively, that pursuant to agreements with these customers, remains the property of the customers.

     The Company's investments in debt and marketable equity securities are classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded as a component of shareholders' equity until realized. In addition, the Company has recorded $19.2 million and $13.1 million in deposits and other assets at December 31, 1998 and 1997, respectively, that represents investments in equity securities of and advances to companies for which there are not readily available market values; such investments are accounted for using the cost method. Any gains or losses on sales of investments are computed by specific identification.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at historical cost and are depreciated using the straight-line method over the shorter of the asset's estimated useful life or the lease term as follows:

Buildings and leasehold improvements........................  3 - 50 years
Equipment and software......................................  3 - 10 years
Furniture and fixtures......................................  5 - 10 years
Motor vehicles..............................................  3 -  5 years

INTANGIBLE ASSETS

     Intangibles consist principally of the excess cost over the fair value of net assets acquired ("goodwill") and are being amortized on a straight-line basis over periods from 10 to 40 years. Accumulated amortization totaled $10.9 million and $12.8 million at December 31, 1998 and 1997, respectively.

     The carrying values of intangible assets are reviewed if the facts and circumstances suggest impairment. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization period, the Company would reduce carrying values by the estimated shortfall of discounted cash flows.

NET INCOME PER SHARE

     In February 1997, the FASB issued Statement No. 128, "Earnings per Share" which established new standards for computing and presenting net income per share information. As required, the Company adopted the provisions of Statement No. 128 in its 1997 financial statements and has restated all prior year net income per share information. Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. A reconciliation of the net income available for common shareholders and number of shares used in computing basic and diluted net income per share is in Note 4.

INCOME TAXES

     Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred income taxes. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $3.4 million, $2.8 million and $2.3 million in 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

FOREIGN CURRENCY HEDGING

     The Company uses foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. The Company recognizes changes in value in income only when contracts are settled or options are exercised. There were several foreign exchange contracts relating to service contracts open at December 31, 1998, all of which are immaterial to the Company.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior to the adoption of Statement No. 130, the Company reported such adjustments and unrealized gains or losses separately in shareholders' equity. Amounts in prior year financial statements have been reclassified to conform to Statement No. 130.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted the provisions of SOP No. 98-1 in fiscal 1998. The adoption of SOP No. 98-1 did not have a material impact on the Company's consolidated financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will adopt Statement No. 133 when required to do so on January 1, 2000. Because of its limited use of derivatives, the Company does not expect the application of Statement No. 133 to have a significant impact on its financial position or results of operations.

2. SHAREHOLDERS' EQUITY

     The Company is authorized to issue 25 million shares of preferred stock, $.01 per share par value. At December 31, 1998, 200 million common shares of $.01 par value were authorized.

     In October 1997, the Board of Directors authorized a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend. A total of 36,920,627 shares of Common Stock were issued in connection with the split. The stated par value of each share was not changed from $.01. A total of $369,000 was reclassified from additional paid-in capital to Common Stock. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of Common Stock have been restated to reflect the stock split.

     In March 1997, the Company completed a stock offering of 11,040,000 shares of its Common Stock. Of the shares sold, 2,830,000 shares were sold by the Company and 8,210,000 shares by certain selling shareholders. The offering provided the Company with approximately $84.3 million, net of expenses.

3. MERGERS AND ACQUISITIONS

     On February 2, 1998, the Company acquired Pharma in exchange for 132,000 shares of the Company's Common Stock. On February 26, 1998, the Company acquired T2A in exchange for 311,899 shares of the Company's Common Stock. On August 24, 1998, the Company acquired Royce in exchange for 664,194 shares of the Company's Common Stock. On September 9, 1998, the Company acquired DAS in exchange for 358,897 shares of the Company's Common Stock. These transactions were accounted for by the pooling of interests method and prior period financial statements have been restated.

     The following is a summary of the net revenue and net income available for common shareholders from the beginning of the year through the date of combination for companies acquired in transactions accounted for as poolings of interests in 1998 (in thousands):

                                               PHARMA    T2A     ROYCE     DAS     OTHERS
                                               ------   ------   ------   ------   -------
Net revenue..................................   $388    $3,836   $7,319   $5,182   $14,471
Net income available for common
  shareholders...............................   $ 31    $  163   $  372   $  386   $ 1,744

     On June 2, 1997, the Company acquired Butler Communications, Inc. in exchange for 428,610 shares of the Company's Common Stock. On June 11, 1997, the Company acquired 100% of the stock of Medical Action Communications Limited for 1,131,394 shares of the Company's Common Stock. On July 2, 1997, the Company acquired CerebroVascular Advances, Inc. ("CVA") through an exchange of 100% of CVA's stock for 467,936 shares of the Company's Common Stock. On August 29, 1997, the Company acquired Intelligent Imaging, Inc. ("Intelligent Imaging") in exchange for 171,880 shares of the Company's Common Stock. On August 29, 1997, the Company acquired Clindepharm International (Pty) Limited in exchange for 477,966 shares of the Company's Common Stock. These transactions were accounted for by the pooling of interests

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES method and were previously included in the Company's historical financial statements, with the exception of Intelligent Imaging as described below.

     On November 29, 1996, the Company acquired 100% of the outstanding stock of Innovex Limited ("Innovex"), an international contract pharmaceutical organization based in Marlow, U.K., for 18,428,478 shares of the Company's Common Stock and the exchange of options to purchase 1,572,452 shares of the Company's Common Stock. On November 22, 1996, the Company acquired BRI International, Inc. ("BRI"), a global contract research organization, through an exchange of 100% of BRI's stock for 3,229,724 shares of the Company's Common Stock. Related to the Innovex and BRI transactions, the Company recognized approximately $17.1 million in non-recurring transaction costs and approximately $10.7 million in non-recurring restructuring costs. These transactions were accounted for by the pooling of interests method and were previously included in the Company's historical financial statements.

     On May 13, 1996, the Company acquired the operating assets of Lewin-VHI, Inc., a healthcare consulting company, for approximately $30 million in cash. The Company recorded approximately $20 million related to the excess cost over the fair value of net assets acquired. The acquisition was accounted for as a purchase and accordingly, the financial statements include the results of operations of the business from the date of acquisition.

     In connection with the preparation of its 1998 financial statements, the Company determined that the 1996 financial statements should be restated to account for the acquisition of Intelligent Imaging. Intelligent Imaging had not previously been considered material to the 1996 financial statements; however, certain acquisitions occurring in the fourth quarter of 1998 required the Company to reassess its evaluation of materiality. The following is a reconciliation of net revenue and net income available for common shareholders previously reported by the Company, in Form 8-K dated January 27, 1999, for the year ended December 31, 1996, with the amounts currently presented in the financial statements for that year (in thousands):

                                                      AS PREVIOUSLY   INTELLIGENT   CONSOLIDATED
                                                        REPORTED        IMAGING     AS RESTATED
                                                      -------------   -----------   ------------
Net revenue.........................................    $600,100        $1,026        $601,126
Net income available for common shareholders........    $  7,648        $  231        $  7,879

     In addition to the above mergers and acquisitions, the Company has completed other mergers and acquisitions all of which are immaterial to the financial statements. For such immaterial pooling of interests transactions, the Company's financial statements for the year of the transaction have been restated to include the pooled companies from January 1 of that year, but the financial statements for years prior to the year of the transaction have not been restated because the effect of such restatement would be immaterial.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

4. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Net income available for common shareholders:
  Net income..............................................  $83,679   $55,683   $ 9,664
  Non-equity dividend.....................................       --        --    (1,785)
                                                            -------   -------   -------
  Net income available for common shareholders -- basic
     and diluted net income per share.....................  $83,679   $55,683   $ 7,879
                                                            =======   =======   =======
Weighted average shares:
  Basic net income per share -- weighted average shares...   77,520    73,739    69,253
  Effect of dilutive securities:
     Stock options........................................    1,495     1,536     2,635
                                                            -------   -------   -------
  Diluted net income per share -- adjusted
     weighted-average shares and assumed conversions......   79,015    75,275    71,888
                                                            =======   =======   =======
  Basic net income per share..............................  $  1.08   $  0.76   $  0.11
                                                            =======   =======   =======
  Diluted net income per share............................  $  1.06   $  0.74   $  0.11
                                                            =======   =======   =======

     Options to purchase 1.5 million shares of common stock with exercise prices ranging between $46.75 and $56.25 per share were outstanding during 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The conversion of the Company's 4.25% Convertible Subordinated Notes ("Notes") into approximately 3.5 million shares of common stock was not included in the computation of diluted net income per share because the effect would be antidilutive.

     For additional disclosures regarding the outstanding stock options and the Notes, see "Employee Benefit Plans" and "Credit Arrangements and Obligations."

5. CREDIT ARRANGEMENTS AND OBLIGATIONS

     On May 31, 1998, the Company acquired a clinical trial supply production and warehouse facility in Livingston, Scotland for a purchase commitment valued at L1.75 million (approximately $2.9 million), with payment due in May, 2001.

     On May 23, 1996, the Company completed a private placement of $143.75 million of 4.25% Convertible Subordinated Notes ("Notes") due May 31, 2000. Net proceeds to the Company amounted to approximately $139.7 million. The Notes are convertible into 3,474,322 shares of Common Stock, at the option of the holder, at a conversion price of $41.37 per share, subject to adjustment under certain circumstances, at any time after August 21, 1996. The Notes are redeemable, at the option of the Company, beginning May 31, 1999. Interest is payable on the notes semi-annually on May 31 and November 30 each year.

     The Company has a $150 million senior unsecured credit facility with a U.S. bank. At the option of the Company, interest is charged at either the bank's prime rate (7.75% at December 31, 1998) or LIBOR rate (5.06563% at December 31,
1998) plus an applicable rate (.2% at December 31, 1998). No balance was outstanding as of December 31, 1998.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The Company has a L15.0 million (approximately $25.1 million) line of credit which is guaranteed by certain of the Company's U.K. subsidiaries. Interest is charged at the bank's base rate (7.25% at December 31, 1998), plus 1%, with a minimum of 5.5%. The line of credit had an outstanding balance of L0 and L1.5 million (approximately $2.5 million) at December 31, 1998 and 1997, respectively.

     The Company has a L5.0 million (approximately $8.4 million) unsecured line of credit with a second U.K. bank. The line of credit is charged interest at the bank's published base rate (6.25% at December 31, 1998) plus 1.5%. The line of credit had an outstanding balance of L.2 million (approximately $.4 million) and L4.7 million (approximately $7.8 million) at December 31, 1998 and 1997, respectively.

     In March 1995, Quintiles Scotland Limited, a wholly-owned subsidiary of the Company, acquired assets of a drug development facility in Edinburgh, Scotland from Syntex Pharmaceuticals Limited, a member of the Roche group based in Basel, Switzerland for a purchase commitment valued at L12.5 million (approximately $20.9 million), with payment due in December 1999. In connection with this commitment, the Company has committed to purchasing at December 31, 1998 approximately L2.4 million (approximately $3.5 million) under foreign exchange contracts. The Company is obligated to purchase up to an additional L2.9 million through December 28, 1999 in varying amounts as the daily dollar-to-pound exchange rate ranges between $1.5499 and $1.6800.

     Long-term debt and obligation consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
4.25% Convertible Subordinated Notes due 2000...............  $143,747   $143,750
Other notes payable.........................................       222         23
Long-term obligations.......................................    23,830     20,985
                                                              --------   --------
                                                               167,799    164,758
  Less: current portion.....................................    20,978         23
         unamortized issuance costs.........................     1,669      2,535
                                                              --------   --------
                                                              $145,152   $162,200
                                                              ========   ========

     Maturities of long-term debt and obligation at December 31, 1998 are as follows (in thousands):

1999........................................................  $ 20,978
2000........................................................   143,824
2001........................................................     2,989
2002........................................................         8
                                                              --------
                                                              $167,799
                                                              ========

     The fair value of the Company's long-term debt approximates carrying value.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

6. INVESTMENTS

     The following is a summary as of December 31, 1998 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                                GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED   MARKET
HELD-TO-MATURITY SECURITIES:                        COST        GAINS        LOSSES     VALUE
----------------------------                      ---------   ----------   ----------   ------
U.S. Government Securities --
  Maturing in one year or less..................   $2,990        $ 15         $--       $3,005
Other...........................................    2,333         217          --        2,550
                                                   ------        ----         ---       ------
                                                   $5,323        $232         $--       $5,555
                                                   ======        ====         ===       ======

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET
AVAILABLE-FOR-SALE SECURITIES:                     COST        GAINS        LOSSES      VALUE
------------------------------                   ---------   ----------   ----------   -------
U.S. Government Securities --
  Maturing between one and three years.........   $ 6,506       $ 2        $    (9)    $ 6,499
  Maturing between three and five years........    43,584         9           (298)     43,295
  Maturing between five and seven years........    13,000        13            (39)     12,974
State and Municipal Securities --
  Maturing in one year or less.................     2,000        --             --       2,000
  Maturing between one and three years.........     1,568        27             --       1,595
Equity Securities..............................       556        --            (63)        493
Money Funds....................................    25,512        --           (594)     24,918
Other..........................................       605        --             (5)        600
                                                  -------       ---        -------     -------
                                                  $93,331       $51        $(1,008)    $92,374
                                                  =======       ===        =======     =======

     The following is a summary as of December 31, 1997 of held-to-maturity and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET
HELD-TO-MATURITY SECURITIES:                       COST        GAINS        LOSSES      VALUE
----------------------------                     ---------   ----------   ----------   -------
U.S. Government Securities --
  Maturing in one year or less.................   $ 5,892       $ 15        $  --      $ 5,907
  Maturing between one and three years.........     2,814         16           --        2,830
State and Municipal Securities --
  Maturing in one year or less.................     2,688          9           --        2,697
  Maturing between one and three years.........     2,329         17           --        2,346
Other..........................................     2,312         97           --        2,409
                                                  -------       ----        -----      -------
                                                  $16,035       $154        $  --      $16,189
                                                  =======       ====        =====      =======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET
AVAILABLE FOR SALE SECURITIES:                     COST        GAINS        LOSSES      VALUE
------------------------------                   ---------   ----------   ----------   -------
U.S. Government Securities --
  Maturing in one year or less.................   $ 2,499       $ --        $  --      $ 2,499
  Maturing between one and three years.........    52,061         --          (57)      52,004
  Maturing between three and five years........     7,000          5           --        7,005
State and Municipal Securities --
  Maturing in one year or less.................     3,060         --           --        3,060
  Maturing between three and five years........     2,595         30           --        2,625
Money Funds....................................    30,301         --          (68)      30,233
                                                  -------       ----        -----      -------
                                                  $97,516       $ 35        $(125)     $97,426
                                                  =======       ====        =====      =======

     The gross realized gains and losses on sales of available-for-sale securities were $81,000 and $210,000, respectively, in 1998. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was ($572,000), ($104,000) and $45,000 in 1998, 1997 and 1996, respectively.

7. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Accounts receivable and unbilled services consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Trade:
  Billed....................................................  $174,344   $129,397
  Unbilled services.........................................   127,848     80,108
                                                              --------   --------
                                                               302,192    209,505
Other.......................................................    14,122     11,753
Allowance for doubtful accounts.............................    (1,609)    (1,820)
                                                              --------   --------
                                                              $314,705   $219,438
                                                              ========   ========

     Substantially all of the Company's accounts receivable and unbilled services are due from companies in the pharmaceutical, biotechnology, medical device and healthcare industries and are a result of contract research, sales, marketing, healthcare consulting and health information management services provided by the Company on a global basis. The percentage of accounts receivable and unbilled services by region is as follows:

                                                              DECEMBER 31,
                                                              ------------
REGION                                                        1998    1997
------                                                        ----    ----
Americas:
  United States.............................................   52%     46%
  Other.....................................................    2       1
                                                              ---     ---
     Americas...............................................   54      47
Europe and Africa:
  United Kingdom............................................   31      36
  Other.....................................................   13      15
                                                              ---     ---
     Europe and Africa......................................   44      51
Asia -- Pacific.............................................    2       2
                                                              ---     ---
                                                              100%    100%
                                                              ===     ===

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

8. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Compensation and payroll taxes..............................  $46,453   $30,754
Transaction and restructuring costs.........................      943     2,751
Other.......................................................   30,913    29,313
                                                              -------   -------
                                                              $78,309   $62,818
                                                              =======   =======

9. LEASES

     The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2049 with options to cancel certain leases at five-year increments. Some leases contain renewal options. Annual rental expenses under these agreements were approximately $35.8 million, $25.4 million and $22.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with depreciation and amortization expenses and accumulated depreciation in the accompanying financial statements.

     The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
1999........................................................  $13,703   $ 38,309
2000........................................................   12,682     31,962
2001........................................................      157     23,491
2002........................................................      136     19,050
2003........................................................        2     14,196
Thereafter..................................................        1     52,137
                                                              -------   --------
          Total minimum lease payments......................   26,681   $179,145
                                                                        ========
Amounts representing interest...............................    1,980
                                                              -------
Present value of net minimum payments.......................   24,701
Current portion.............................................   12,421
                                                              -------
Long-term capital lease obligations.........................  $12,280
                                                              =======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

10. INCOME TAXES

     The components of income tax expense are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1998      1997      1996
                                                           -------   -------   -------
Current:
  Federal................................................  $26,640   $11,201   $ 5,209
  State..................................................    3,995     2,655     1,735
  Foreign................................................   11,671     6,783     6,582
                                                           -------   -------   -------
                                                            42,306    20,639    13,526
Deferred expense (benefit):
  Federal................................................   (1,068)    7,717      (632)
  Foreign................................................   (2,379)    2,496     1,938
                                                           -------   -------   -------
                                                            (3,447)   10,213     1,306
                                                           -------   -------   -------
                                                           $38,859   $30,852   $14,832
                                                           =======   =======   =======

     The Company has allocated directly to additional paid-in capital approximately $5.5 million in 1998, $20.1 million in 1997 and $2.9 million in 1996 related to the tax benefit from non-qualified stock options exercised.

     The differences between the Company's consolidated tax expense and the expense computed at the 35% U.S. statutory tax rate were as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1998      1997      1996
                                                           -------   -------   -------
Federal taxes at statutory rate..........................  $42,888   $30,288   $ 8,574
State and local income taxes, net of federal benefit.....    2,597     1,745     1,101
Non-deductible transaction costs.........................       --        --     4,761
Foreign earnings taxed at different rates................   (1,988)      608       226
Valuation allowance reduction............................   (2,194)     (636)       --
Non-taxable income.......................................     (590)   (1,521)       --
Other....................................................   (1,854)      368       170
                                                           -------   -------   -------
                                                           $38,859   $30,852   $14,832
                                                           =======   =======   =======

     Income before income taxes from foreign operations was approximately $32 million, $4.4 million and $24.9 million for the years 1998, 1997 and 1996, respectively. Income from foreign operations was approximately $64 million, $35.5 million and $26.1 million for the years 1998, 1997 and 1996, respectively. The difference between income from operations and income before income taxes is due primarily to intercompany charges which eliminate in consolidation. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $79 million at December 31, 1998. Those earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax (assets) liabilities are presented below (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                               1998          1997
                                                             ---------     ---------
Deferred tax liabilities:
  Depreciation and amortization............................  $  27,523     $  24,031
  Prepaid expenses.........................................      3,389         1,335
  Other....................................................      2,940         2,733
                                                             ---------     ---------
          Total deferred tax liabilities...................     33,852        28,099
Deferred tax assets:
  Net operating loss carryforwards.........................    (24,348)      (17,532)
  Accrued expenses and unearned income.....................    (13,434)       (7,104)
  Goodwill net of amortization.............................    (94,432)     (101,095)
  Other....................................................     (5,306)       (4,783)
                                                             ---------     ---------
          Total deferred tax assets........................   (137,520)     (130,514)
Valuation allowance for deferred tax assets................     52,685        54,879
                                                             ---------     ---------
Net deferred tax assets....................................    (84,835)      (75,635)
                                                             ---------     ---------
Net deferred tax (assets) liabilities......................  $ (50,983)    $ (47,536)
                                                             =========     =========

     The decrease in the Company's valuation allowance for deferred tax assets to $52.7 million at December 31, 1998 from $54.9 million at December 31, 1997 is primarily due to the reduction of prior year valuation allowances relating to net operating loss carryforwards that the Company now believes are more likely than not to be utilized. In connection with the Innovex acquisition, the Company established an initial deferred tax asset of $108 million to reflect the tax benefits arising from the deductibility of goodwill recorded for tax purposes. The Innovex business combination was accounted for as a pooling of interests for financial reporting purposes, and no goodwill was recorded. In addition, the Company recorded a $45.3 million valuation allowance related to this taxable goodwill to reflect uncertainties that might affect the realization of this deferred tax asset. These uncertainties include the projection of future taxable and foreign source income, the interplay of U.S. tax statutes and the Company's ability to minimize foreign tax credit limitations. Based on its analysis, the Company believes it is more likely than not that a portion of the deferred tax asset related to this taxable goodwill will not be recognized. The resulting net asset of $62.7 million was recorded as an increase to additional paid-in capital.

     The Company's deferred income tax expense (benefit) results from the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1998      1997      1996
                                                           -------   -------   -------
Excess (deficiency) of tax over financial reporting:
  Depreciation and amortization..........................  $10,326   $14,936   $ 9,414
  Net operating loss carryforwards.......................   (6,816)   (6,057)   (1,907)
  Valuation allowance reduction..........................   (2,194)     (636)       --
  Accrued expenses and unearned income...................   (6,611)     (874)   (4,368)
  Other items, net.......................................    1,848     2,844    (1,833)
                                                           -------   -------   -------
                                                           $(3,447)  $10,213   $ 1,306
                                                           =======   =======   =======

     The U.K. subsidiaries qualify for Scientific Research Allowances (SRAs) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For 1998, 1997 and 1996, these allowances were $23 million, $28 million and $11 million, respectively, which helped to generate net operating

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES loss carryforwards of $7 million to be used to offset taxable income in that country. Assuming the U.K. subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred tax liability relating to the U.K. subsidiaries may be deferred indefinitely. The Company recognizes a deferred tax benefit for foreign generated operating losses at the time of the loss, as the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss carryforwards of approximately $55 million in various entities within the United Kingdom which have no expiration date and has over $10 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $7 million of U.S. state operating loss carryforwards which expire through 2002 and has approximately $3 million of U.S. federal operating loss carryforwards which begin to expire in 2005.

11. EMPLOYEE BENEFIT PLANS

     The Company has numerous employee benefit plans which cover substantially all eligible employees in the countries in which the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include Approved Profit Sharing Schemes in the U.K. and Ireland which are funded with Company stock, a defined contribution plan funded by Company stock in Australia, Belgium and Canada, defined contribution plans in Belgium, Holland, Sweden, and Great Britain, a profit sharing scheme in France, and defined benefit plans in Germany and the U.K. The defined benefit plan in Germany is an unfunded plan which is provided for in the balance sheet. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.

     The Company sponsors a leveraged Employee Stock Ownership Plan (the "ESOP") for all eligible employees. In 1992, the Company loaned the ESOP approximately $2.0 million to purchase 413,222 shares of Company common stock. As of December 31, 1997, the loan was repaid. In connection with its acquisition of BRI, the Company merged the existing BRI ESOP, also a leveraged plan, into the Company's ESOP effective September 1, 1997. During 1998, the ESOP borrowed approximately $4.0 million from the Company to purchase 100,000 shares of Company common stock. The ESOP's trustee holds such shares in suspense and releases them for allocation to participants as the loan is repaid. The Company's contributions to the ESOP are used to repay the loan principal and interest.

     Compensation expense for the Company's contributions to the ESOP totaled $1,743,000, $568,000, and $585,000 in 1998, 1997, and 1996, respectively. As of
December 31, 1998 and 1997, 1,520,950 and 1,773,000 shares, respectively, were allocated to participants. Shares unallocated and held in suspense as of December 31, 1998, totaled 172,740 and had a fair value of $9.2 million.

     The Company has an employee savings and investment plan (401(k) Plan) available to all eligible employees meeting certain specified criteria. The Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the years ended December 31, 1998, 1997, and 1996, the Company expensed $2.7 million, $1.5 million, and $539,000, respectively, as matching contributions.

     On July 25, 1996, the Company's Board of Directors adopted the Quintiles Transnational Corp. Employee Stock Purchase Plan (the "Purchase Plan") which is intended to provide eligible employees an opportunity to acquire the Company's Common Stock. Participating employees have the option to purchase shares at 85 percent of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The Board of Directors has reserved 500,000 shares of common stock for issuance under the Purchase Plan. During 1998, 1997 and 1996, 124,237 shares, 81,024 shares and 9,576 shares, respectively, were purchased under the Purchase Plan. At December 31, 1998, 285,163 shares were available for issuance under the Purchase Plan.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options, including those granted or exchanged as a result of acquisitions, have various vesting schedules and expiration periods. The majority of options granted under the Executive Compensation Plan typically vest 25 percent per year over four years expiring ten years from the date of grant.

     Stock option activity during the periods indicated is as follows:

                                                                         WEIGHTED AVERAGE
                                                              NUMBER      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1995..........................   2,574,306        $ 8.09
  Granted.................................................   4,146,568         34.27
  Exercised...............................................  (1,334,836)         2.49
  Canceled................................................    (416,264)        35.92
                                                            ----------
Outstanding at December 31, 1996..........................   4,969,774         15.52
  Granted.................................................   2,234,387         36.82
  Exercised...............................................  (1,565,827)         7.78
  Canceled................................................    (269,550)        24.34
                                                            ----------
Outstanding at December 31, 1997..........................   5,368,784         26.21
  Granted.................................................   2,177,942         48.34
  Exercised...............................................    (874,420)        19.00
  Canceled................................................    (465,737)        26.43
                                                            ----------
Outstanding at December 31, 1998..........................   6,206,569        $35.05
                                                            ==========

     Pro forma information regarding net income and net income per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $15.34, $13.37, and $4.41 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                      EMPLOYEE STOCK PURCHASE
                                           EMPLOYEE STOCK OPTIONS              PLAN
                                           -----------------------    -----------------------
                                           1998     1997     1996     1998     1997     1996
                                           -----    -----    -----    -----    -----    -----
Expected dividend yield................       0%       0%       0%       0%       0%      --
Risk-free interest rate................     4.9%     6.0%     6.0%     4.9%     5.1%      --
Expected volatility....................    40.0%    40.0%    40.0%    40.0%    34.4%      --
Expected life (in years from vest).....    1.25     1.00     1.00     0.25     0.25       --

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are transferable. All available option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The Company's pro forma information follows (in thousands except for net income per share information):

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             1998      1997      1996
                                                            -------   -------   ------
Pro forma net income available for common shareholders....  $70,400   $46,845   $1,162
Pro forma basic net income per share......................     0.91      0.64     0.02
Pro forma diluted net income per share....................  $  0.89   $  0.62   $ 0.02

     Selected information regarding stock options as of December 31, 1998 follows:

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------------------------------------------------   ----------------------------
NUMBER OF   EXERCISE PRICE   WEIGHTED AVERAGE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
 OPTIONS        RANGE         EXERCISE PRICE     REMAINING LIFE     OPTIONS     EXERCISE PRICE
---------   --------------   ----------------   ----------------   ---------   ----------------
 860,094    $ 0.20-$14.64         $ 7.24               4.9           739,465        $ 6.57
1,668,244   $14.75-$33.91          29.48               7.0           866,879         30.15
1,851,535   $34.06-$38.25          37.88               8.5           901,977         38.08
 595,341    $38.38-$49.75          44.29               8.1           121,444         40.28
1,231,355   $50.13-$56.25          53.32              10.0               500         50.13
---------                                                          ---------
6,206,569                         $35.05               7.9         2,630,265        $26.71
=========                                                          =========

12. OPERATIONS BY GEOGRAPHIC LOCATION

     The table below presents the Company's operations by geographical location. The Company attributes revenues to geographical locations based upon (1) customer service activities, (2) operational management, (3) business development activities and (4) customer contract coordination. The Company's operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals. (in thousands)

                                                           1998        1997       1996
                                                        ----------   --------   --------
Net revenue:
  Americas:
     United States....................................  $  582,667   $412,324   $252,504
     Other............................................      15,078      7,325      2,908
                                                        ----------   --------   --------
          Americas....................................     597,745    419,649    255,412
Europe and Africa:
  United Kingdom......................................     340,345    250,608    200,658
  Other...............................................     221,118    159,950    132,345
                                                        ----------   --------   --------
     Europe and Africa................................     561,463    410,558    333,003
Asia-Pacific:.........................................      28,804     22,693     12,711
                                                        ----------   --------   --------
                                                        $1,188,012   $852,900   $601,126
                                                        ==========   ========   ========
Long-lived assets:
  Americas:
     United States....................................  $   75,760   $ 52,711   $ 34,348
     Other............................................       1,544      1,130        460
                                                        ----------   --------   --------
          Americas....................................      77,304     53,841     34,808

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                                           1998        1997       1996
                                                        ----------   --------   --------
  Europe and Africa:
     United Kingdom...................................     148,384    116,846     79,367
     Other............................................      19,806     14,226     10,687
                                                        ----------   --------   --------
          Europe and Africa...........................     168,190    130,712     90,054
Asia-Pacific:.........................................       5,374      2,414      1,947
                                                        ----------   --------   --------
                                                        $  250,868   $186,966   $126,809
                                                        ==========   ========   ========

13. SEGMENTS

     The following table presents the Company's operations by reportable segment. The Company is managed through two reportable segments, namely, the commercialization service group and the product development service group. Management has distinguished these segments based on the normal operations of the Company. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The Company does not include non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based on management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                                                           1998        1997       1996
(in thousands)                                          ----------   --------   --------
Net revenue:
  Commercialization...................................  $  496,178   $350,968   $195,619
  Product development.................................     691,834    501,932   $405,507
                                                        ----------   --------   --------
                                                        $1,188,012   $852,900   $601,126
                                                        ==========   ========   ========
Income from operations:
  Commercialization...................................  $   47,298   $ 36,913   $ 17,541
  Product development.................................      78,564     51,899     41,996
                                                        ----------   --------   --------
                                                        $  125,862   $ 88,812   $ 59,537
                                                        ==========   ========   ========
Total assets:
  Commercialization...................................  $  267,091   $209,737   $148,561
  Product development.................................     747,660    604,290    406,176
                                                        ----------   --------   --------
                                                        $1,014,751   $814,027   $554,737
                                                        ==========   ========   ========
Expenditures to acquire long-lived assets:
  Commercialization...................................  $   18,349   $ 11,353   $  9,406
  Product development.................................      77,244     67,930     31,335
                                                        ----------   --------   --------
                                                        $   95,593   $ 79,283   $ 40,741
                                                        ==========   ========   ========
Depreciation and amortization expense:
  Commercialization...................................  $   22,681   $ 17,824   $ 11,145
  Product development.................................      32,845     20,106     14,581
                                                        ----------   --------   --------
                                                        $   55,526   $ 37,930   $ 25,726
                                                        ==========   ========   ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31, 1998
                                   -------------------------------------------------------------------------
                                        FIRST              SECOND             THIRD              FOURTH
                                       QUARTER            QUARTER            QUARTER            QUARTER
                                   ----------------   ----------------   ----------------   ----------------
Net revenue......................  $        263,874   $        289,991   $        308,064   $        326,083
Income from operations...........            28,153             30,576             32,634             34,499
Net income available for common
  shareholders...................            18,902             20,371             21,449             22,957
Basic net income per share.......              0.25               0.26               0.28               0.29
Diluted net income per share.....              0.24               0.26               0.27               0.29
Range of stock prices............  $34.000 - 52.428   $42.250 - 53.500   $33.375 - 52.000   $41.000 - 56.875

                                                                 YEAR ENDED DECEMBER 31, 1997
                                           -------------------------------------------------------------------------
                                                FIRST              SECOND             THIRD              FOURTH
                                               QUARTER            QUARTER            QUARTER            QUARTER
                                           ----------------   ----------------   ----------------   ----------------
Net revenue..............................  $        188,635   $        203,490   $        216,311   $        244,464
Income from operations...................            19,201             21,392             22,794             25,425
Net income available for common
  shareholders...........................            11,600             12,974             14,288             16,821
Basic net income per share...............              0.16               0.18               0.19               0.22
Diluted net income per share.............              0.16               0.17               0.19               0.22
Range of stock prices....................  $26.625 - 39.000   $21.500 - 35.000   $35.032 - 43.688   $31.000 - 43.500

15. SUBSEQUENT EVENTS

     On January 1, 1999, the Company acquired substantial assets of HMR's Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash, most of which is expected to be paid in the second half of 1999 when the acquisition of the physical facility is completed. As a part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing HMR development projects over a five year period. In addition, HMR will offer the Company the opportunity to provide all U.S. outsourcing services up to an additional $144 million over the same period.

     On February 12, 1999, Kenneth Hodges ("Plaintiff") filed a civil lawsuit naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, a subsidiary of the Company. The complaint alleges that certain drug trials conducted by Drs. Borison and Diamond in which Plaintiff alleges he participated between 1988 and 1996 were not properly conducted or supervised, that Plaintiff had violent adverse reactions to many of the drugs and that his schizophrenia was aggravated by the drug trials. Consequently, Plaintiff alleges that he was subject to severe mortification, injured feelings, shame, public humiliations, victimization, emotional turmoil and distress. The complaint alleges claims for battery, fraudulent inducement to participate in the drug experiments, medical malpractice, negligence in conducting the experiments, and intentional infliction of emotional distress. Plaintiff seeks to recover his actual damages in unspecified amounts, medical expenses, litigation costs, and punitive damages. Nowhere in the complaint are found any specific allegations against Quintiles Laboratories Limited nor any specific factual connection between the Company and the Plaintiff's claims. The Company believes the claims alleged against it are vague and meritless, and the recovery sought is baseless. The Company intends to vigorously defend against these claims.

     On February 17, 1999, the Company acquired Oak Grove, a leader in providing current Good Manufacturing Practice compliance services to the pharmaceutical, biotechnology and medical device industries. The Company acquired Oak Grove in exchange for 87,948 shares of the Company's Common Stock. The acquisition of Oak Grove is expected to be accounted for as a purchase.

     On March 29, 1999, the Company acquired PMSI and its core company, Scott-Levin, a leader in pharmaceutical market information and research services in the U.S. The Company acquired PMSI in

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES exchange for approximately 4,993,787 shares of the Company's Common Stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. In addition, the Company agreed to pay contingent value payments to former PMSI stockholders who defer receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. For each deferred share of the Company's Common Stock, the contingent value payment, if any, will be calculated based on the difference between $38.71875 and the average closing price of the Company's Common Stock for 10 days selected at random out of the 20 trading days ending on June 11, 1999. The acquisition of PMSI will be accounted for as a purchase.

     On March 30, 1999, the Company acquired ENVOY, a Tennessee-based provider of healthcare electronic data interchange and data mining services. The Company acquired ENVOY in exchange for approximately 28,465,160 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire approximately 3,914,583 shares of the Company's Common Stock. The acquisition of ENVOY will be accounted for as a pooling of interests.

     Unaudited proforma results of operations for the Company for the years ended December 31, 1998, 1997 and 1996 reflecting the ENVOY transaction are as follows (in thousands, except per share data):

                                                                            UNAUDITED
                                               COMPANY      ENVOY     PROFORMA CONSOLIDATED
                                              ----------   --------   ---------------------
YEAR ENDED DECEMBER 31, 1998
Net revenue.................................  $1,188,012   $184,773        $1,372,785
Net income available for common
  shareholders..............................      83,679      4,244            87,923
Basic net income per share..................        1.08                         0.86
Diluted net income per share................  $     1.06                   $     0.81
YEAR ENDED DECEMBER 31, 1997
Net revenue.................................  $  852,900   $137,605        $  990,505
Net income (loss) available for common
  shareholders..............................      55,683     (9,198)           46,485
Basic net income per share..................        0.76                         0.48
Diluted net income per share................  $     0.74                   $     0.45
YEAR ENDED DECEMBER 31, 1996
Net revenue.................................  $  601,126   $ 90,572        $  691,698
Net income (loss) available for common
  shareholders..............................       7,879    (37,217)          (29,338)
Basic net income (loss) per share...........        0.11                        (0.33)
Diluted net income (loss) per share.........  $     0.11                   $    (0.33)

     Three class action complaints were filed in 1998, and later consolidated into a single action, against ENVOY and certain of its executive officers. The complaint alleges, among other things, that from February 12, 1997 to August 18, 1998 the defendants issued materially false and misleading statements about ENVOY, its business, operations and financial position and failed to disclose material facts necessary to make defendants' statements not false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserts additional claims under Tennessee common law for fraud and negligent misrepresentation. The complaint alleges that ENVOY failed to disclose that its financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in ENVOY's stock trading at allegedly artificially inflated prices. The plaintiffs in this action seek unspecified compensatory damages, attorney's fees and other relief. ENVOY believes that these claims are without merit and intends to defend the allegations vigorously. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these claims can be determined at this time.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quintiles Transnational Corp.:

     We have audited the accompanying consolidated balance sheet of Quintiles Transnational Corp. (a North Carolina corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Raleigh, North Carolina,
January 25, 1999
(except with respect to the
matters discussed in Note 15,
as to which the date is
March 30, 1999)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
of Quintiles Transnational Corp.

     We have audited the accompanying consolidated balance sheet of Quintiles Transnational Corp. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quintiles Transnational Corp. and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Raleigh, North Carolina
January 26, 1998,
except for Note 3, as to which the date is January 25, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the Company's directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held June 14, 1999. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on page 16 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held June 14, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held June 14, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held June 14, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

                    FINANCIAL STATEMENTS                      FORM 10-K PAGE
                    --------------------                      --------------
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................        30
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................        31
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................        32
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............        33
Notes to Consolidated Financial Statements..................        34
Report of Independent Public Accountants....................        52
Report of Independent Auditors..............................        53

     (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT                DESCRIPTION
-------                -----------
  3.01(1)          --  Amended and Restated Articles of Incorporation, as amended
  3.02(2)          --  Amended and Restated Bylaws
  4.01(3)          --  Indenture, dated as of May 17, 1996, between the Company and
                       Marine Midland Bank, as Trustee, with respect to the
                       Company's 4.25% Convertible Subordinated Notes due May 31,
                       2000
  4.02             --  Amended and Restated Articles of Incorporation, as amended
                       (see Exhibit 3.01)
  4.03             --  Amended and Restated Bylaws (see Exhibit 3.02)
  4.04(4)          --  Specimen certificate for Common Stock, $0.01 par value per share
  4.05(1)          --  Form of the Company's 4.25% Convertible Subordinated Notes
                       in Unrestricted Global Form
  4.06(1)          --  Form of the Company's 4.25% Convertible Subordinated Notes
                       in Certificated Form.
 10.01(4)(5)       --  Employment Agreement, dated February 22, 1994, by and
                       between Dr. Dennis B. Gillings and the Company
 10.02(4)(5)(6)    --  Employment Agreement, dated February 22, 1994, by and
                       between Santo J. Costa and the Company, as amended on
                       November 4, 1994
 10.03(5)(6)       --  Employment Agreement, dated January 1, 1995, by and between
                       Rachel R. Selisker and the Company
 10.04(4)(5)       --  Employment Agreement, dated January 15, 1988, by and between
                       Dr. Ludo Reynders and Quintiles (UK) Limited
 10.05(5)(7)       --  Employment Agreement, dated May 13, 1996, by and between
                       Lawrence S. Lewin and The Lewin Group, Inc. (a wholly-owned subsidiary of the Company)
 10.06(5)(7)       --  Service Agreement, dated September 2, 1994, between Innovex
                       Holdings Limited and David F. White

EXHIBIT                DESCRIPTION
-------                -----------
 10.07(5)(7)       --  Deed of Non-Competition, dated November 29, 1996, between
                       David F. White and the Company
 10.08(2)(5)       --  Employment letter agreement, dated May 31, 1994, by and between Gregory D. Porter and the Company
 10.09(4)(5)       --  Quintiles Transnational Corp. Non-Qualified Employee
                       Incentive Stock Option Plan
 10.10(4)(5)       --  Quintiles Transnational Corp. Equity Compensation Plan
 10.11             --  Amendments to Quintiles Transnational Corp. Equity
                       Compensation Plan.
 10.12(5)(12)      --  Quintiles Transnational Corp. Elective Deferred Compensation
                       Plan
 10.13(2)(5)       --  Quintiles Transnational Corp. Group Executive Share Option
                       Scheme
 10.14(5)(9)       --  Quintiles Transnational Corp. Employee Stock Purchase Plan
 10.15(5)(9)       --  Innovex Limited 1996 Unapproved Executive Share Option
                       Scheme
 10.16(5)(10)      --  Quintiles/Lewin Non-Qualified Stock Option Plan
 10.17(5)(11)      --  Quintiles Transnational Corp. Nonqualified Stock Option Plan
 10.18(7)          --  Sublease, dated January 18, 1996, by and between Legent
                       Corporation and Innovex, Inc.
 10.19(12)         --  Underlease, dated November 28, 1997, by and between PDFM
                       Limited and Quintiles (UK) Limited and guaranteed by the
                       Company
 10.20(2)(5)       --  Consulting Agreement dated as of March 15, 1995 between the
                       Company and A.M. Pappas & Associates, L.L.C.
 10.21(13)         --  Agreement for the Provision of Research Services and Lease
                       of Business Assets dated as of March 3, 1995, between Syntex
                       Pharmaceuticals Limited, Quintiles Scotland Limited,
                       Quintiles (UK) Limited, and Roche Products Limited.
 10.22(14)         --  Merger Agreement, dated as of December 14, 1998, among
                       Quintiles Transnational Corp., QTRN Acquisition Corp., and
                       Pharmaceutical Marketing Services Inc.
 10.23(15)         --  Amended and Restated Agreement and Plan of Merger, dated
                       December 15, 1998, among Quintiles Transnational Corp., QELS
                       Corp., and ENVOY Corporation
 10.24(16)         --  Credit Agreement dated as of August 7, 1998
    21             --  Subsidiaries of the Company
 23.01             --  Consent of Arthur Andersen LLP
 23.02             --  Consent of Ernst & Young LLP
 24.01             --  Power of Attorney (included on the signature page hereto)
 27.01             --  Financial Data Schedule (for SEC use only)
 27.02             --  Financial Data Schedule (for SEC use only)
 99.01             --  Risk Factors relating to the Company

---------------

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

 (4) Exhibit to the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.
 (5) Executive compensation plans and arrangements.
 (6) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.
 (7) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 25, 1997, and incorporated herein by reference.
 (8) Exhibit to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission (File No. 333-38181) effective October 21, 1997, and incorporated herein by reference.
 (9) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission (File No. 333-16553) effective November 21, 1996, and incorporated herein by reference.
(10) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission (File No. 333-03603) effective May 13, 1996, and incorporated herein by reference.
(11) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-40493) effective November 18, 1997, and incorporated herein by reference.
(12) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.
(13) Exhibit to the Company's Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.
(14) Exhibit to the Company's Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission on December 17, 1998, and incorporated herein by reference.
(15) Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-72495), as filed with the Securities and Exchange Commission on February 17, 1999 and declared effective on February 24, 1994, and incorporated herein by reference.
(16) Exhibit to the Company's Quarterly Report on Form 10-Q dated November 16, 1998, as filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated October 20, 1998, including as an exhibit a press release regarding its financial results for the three month period ended September 30, 1998.

     The Company filed a Current Report on Form 8-K dated December 16, 1998, reporting (i) the execution of a letter of intent to negotiate a definitive agreement to acquire substantial assets of Hoechst Marion Roussel's Kansas City-based Drug Innovation and Approval organization and open a Kansas City contract research facility and (ii) the execution of a Merger Agreement between the Company, the Company's wholly-owned subsidiary, QTRN Acquisition Corp., and PMSI.

     The Company filed a Current Report on Form 8-K dated December 17, 1998, reporting that it had entered into an Agreement and Plan of Merger with QELS Corp., a wholly-owned subsidiary of the Company, and ENVOY.

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

     The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's dependence on certain industries and customers, the risks associated with acquisitions, development and commercialization of potential new services, competition, the Year 2000 issue, the loss or delay of large contracts, dependence on key personnel, potential effects of government regulation, and the other Risk Factors described in
Exhibit 99.01 attached to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 31st day of March, 1999.

                                          QUINTILES TRANSNATIONAL CORP.

                                          By: /s/ DENNIS B. GILLINGS, PH.D.
                                            ------------------------------------
                                                 Dennis B. Gillings, Ph.D.
                                             Chairman of the Board of Directors
                                                             and
                                                  Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

            /s/ DENNIS B. GILLINGS, PH.D.              Chairman of the Board of         March 31, 1999
-----------------------------------------------------    Directors and Chief Executive
              Dennis B. Gillings, Ph.D.                  Officer

               /s/ RACHEL R. SELISKER                  Chief Financial Officer,         March 31, 1999
-----------------------------------------------------    Executive Vice President
                 Rachel R. Selisker                      Finance and Director

             /s/ ROBERT C. BISHOP, PH.D.               Director                         March 31, 1999
-----------------------------------------------------
               Robert C. Bishop, Ph.D.

                 /s/ E. G. F. BROWN                    Director                         March 31, 1999
-----------------------------------------------------
                   E. G. F. Brown

                /s/ VAUGHN D. BRYSON                   Director                         March 31, 1999
-----------------------------------------------------
                  Vaughn D. Bryson

                                                       President, Chief Operating
-----------------------------------------------------    Officer and Director
                   Santo J. Costa

           /s/ CHESTER W. DOUGLASS, PH.D.              Director                         March 31, 1999
-----------------------------------------------------
             Chester W. Douglass, Ph.D.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ LAWRENCE S. LEWIN                  Chief Executive Officer, The     March 31, 1999
-----------------------------------------------------    Lewin Group, and Director
                  Lawrence S. Lewin

                                                       Director
-----------------------------------------------------
                  Arthur M. Pappas

             /s/ LUDO J. REYNDERS, PH.D.               Chief Executive Officer,         March 31, 1999
-----------------------------------------------------    Quintiles CRO, and Director
               Ludo J. Reynders, Ph.D.

                                                       Director
-----------------------------------------------------
                 Eric J. Topol, M.D.

            /s/ VIRGINIA V. WELDON, M.D.               Director                         March 31, 1999
-----------------------------------------------------
              Virginia V. Weldon, M.D.

                 /s/ DAVID F. WHITE                    Chief Executive Officer,         March 31, 1999
-----------------------------------------------------    Innovex Limited, and Director
                   David F. White

                                 EXHIBIT INDEX

  EXHIBIT              DESCRIPTION
  -------              -----------
  3.01  (1)       --   Amended and Restated Articles of Incorporation, as amended
  3.02  (2)       --   Amended and Restated Bylaws
  4.01  (3)       --   Indenture, dated as of May 17, 1996, between the Company and
                       Marine Midland Bank, as Trustee, with respect to the
                       Company's 4.25% Convertible Subordinated Notes due May 31,
                       2000
  4.02            --   Amended and Restated Articles of Incorporation, as amended
                       (see Exhibit 3.01)
  4.03            --   Amended and Restated Bylaws (see Exhibit 3.02)
  4.04  (4)       --   Specimen certificate for Common Stock, $0.01 par value per share
  4.05  (1)       --   Form of the Company's 4.25% Convertible Subordinated Notes
                       in Unrestricted Global Form
  4.06  (1)       --   Form of the Company's 4.25% Convertible Subordinated Notes
                       in Certificated Form.
  10.01 (4)(5)    --   Employment Agreement, dated February 22, 1994, by and
                       between Dr. Dennis B. Gillings and the Company
  10.02 (4)(5)(6) --   Employment Agreement, dated February 22, 1994, by and
                       between Santo J. Costa and the Company, as amended on
                       November 4, 1994
  10.03 (5)(6)    --   Employment Agreement, dated January 1, 1995, by and between
                       Rachel R. Selisker and the Company
  10.04 (4)(5)    --   Employment Agreement, dated January 15, 1988, by and between
                       Dr. Ludo Reynders and Quintiles (UK) Limited
  10.05 (5)(7)    --   Employment Agreement, dated May 13, 1996, by and between
                       Lawrence S. Lewin and The Lewin Group, Inc. (a wholly-owned subsidiary of the Company)
  10.06 (5)(7)    --   Service Agreement, dated September 2, 1994, between Innovex
                       Holdings Limited and David F. White
  10.07 (5)(7)    --   Deed of Non-Competition, dated November 29, 1996, between
                       David F. White and the Company
  10.08 (2)(5)    --   Employment letter agreement, dated May 31, 1994, by and
                       between Gregory D. Porter and the Company
  10.09 (4)(5)    --   Quintiles Transnational Corp. Non-Qualified Employee
                       Incentive Stock Option Plan
  10.10 (4)(5)    --   Quintiles Transnational Corp. Equity Compensation Plan
  10.11           --   Amendments to Quintiles Transnational Corp. Equity
                       Compensation Plan.
  10.12 (5)(12)   --   Quintiles Transnational Corp. Elective Deferred Compensation
                       Plan
  10.13 (2)(5)    --   Quintiles Transnational Corp. Group Executive Share Option
                       Scheme
  10.14 (5)(9)    --   Quintiles Transnational Corp. Employee Stock Purchase Plan
  10.15 (5)(9)    --   Innovex Limited 1996 Unapproved Executive Share Option
                       Scheme
  10.16 (5)(10)   --   Quintiles/Lewin Non-Qualified Stock Option Plan
  10.17 (5)(11)   --   Quintiles Transnational Corp. Nonqualified Stock Option Plan
  10.18 (7)       --   Sublease, dated January 18, 1996, by and between Legent
                       Corporation and Innovex, Inc.
  10.19 (12)      --   Underlease, dated November 28, 1997, by and between PDFM
                       Limited and Quintiles (UK) Limited and guaranteed by the
                       Company
  10.20 (2)(5)    --   Consulting Agreement dated as of March 15, 1995 between the
                       Company and A.M. Pappas & Associates, L.L.C.

  EXHIBIT              DESCRIPTION
  -------              -----------
  10.21 (13)      --   Agreement for the Provision of Research Services and Lease
                       of Business Assets dated as of March 3, 1995, between Syntex
                       Pharmaceuticals Limited, Quintiles Scotland Limited,
                       Quintiles (UK) Limited, and Roche Products Limited.
  10.22 (14)      --   Merger Agreement, dated as of December 14, 1998, among
                       Quintiles Transnational Corp., QTRN Acquisition Corp., and
                       Pharmaceutical Marketing Services Inc.
  10.23 (15)      --   Amended and Restated Agreement and Plan of Merger, dated
                       December 15, 1998, among Quintiles Transnational Corp., QELS
                       Corp., and ENVOY Corporation
  10.24 (16)      --   Credit Agreement dated as of August 7, 1998
  21              --   Subsidiaries of the Company
  23.01           --   Consent of Arthur Andersen LLP
  23.02           --   Consent of Ernst & Young LLP
  24.01           --   Power of Attorney (included on the signature page hereto)
  27.01           --   Financial Data Schedule (for SEC use only)
  27.02           --   Financial Data Schedule (for SEC use only)
  99.01           --   Risk Factors relating to the Company

---------------

 (1) Exhibit to the Company's Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-19009) effective February 21, 1997 and incorporated herein by reference.
 (2) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 25, 1996, as amended on May 16, 1996, and incorporated herein by reference.
 (3) Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 15, 1996, and incorporated herein by reference.
 (4) Exhibit to the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.
 (5) Executive compensation plans and arrangements.
 (6) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.
 (7) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 25, 1997, and incorporated herein by reference.
 (8) Exhibit to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission (File No. 333-38181) effective October 21, 1997, and incorporated herein by reference.
 (9) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission (File No. 333-16553) effective November 21, 1996, and incorporated herein by reference.
(10) Exhibit to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission (File No. 333-03603) effective May 13, 1996, and incorporated herein by reference.
(11) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-40493) effective November 18, 1997, and incorporated herein by reference.
(12) Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(13) Exhibit to the Company's Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.
(14) Exhibit to the Company's Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission on December 17, 1998, and incorporated herein by reference.
(15) Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-72495), as filed with the Securities and Exchange Commission on February 17, 1999 and declared effective on February 24, 1999, and incorporated herein by reference.
(16) Exhibit to the Company's Quarterly Report on Form 10-Q dated November 16, 1998, as filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.