Form 10-K/A
period 1998-12-31
QUINTILES TRANSNATIONAL CORP
filed 1999-04-30
CIK 919623

                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                    PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

         Set forth below is certain information with respect to each director of the Company. Information with respect to executive officers of the Company is included under Part I of this Annual Report on Form 10-K. There are no family relationships between any of the executive officers or directors of the Company.

         ROBERT C. BISHOP, PH.D., 56, has served as a director since April 1994. Since May 1992, Dr. Bishop has served as President, Chief Executive Officer and director of AutoImmune, Inc., a biotechnology company. From February 1991 to April 1992, Dr. Bishop served as President of Allergan Therapeutics Group, a division of Allergan, Inc., an eye and skin care company. From August 1989 to February 1991, Dr. Bishop served as President of Allergan Pharmaceuticals, a division of Allergan, Inc. Dr. Bishop serves as a director of Millipore Corporation, a multinational, high technology company that applies its purification technology to critical research and manufacturing applications in the microelectronics and biopharmaceutical industries. Dr. Bishop received an M.B.A. from the University of Miami and a Ph.D. in Biochemistry from the University of Southern California.

         E.G.F. BROWN, 55, has served as a director of the Company since January 1998. Mr. Brown is a Managing Director of Tibbett & Britten Group plc. Mr. Brown was previously an Executive Director of T.D.G. PLC, a European logistics company, and a director of Datrontech PLC, a distributor of personal computer components. Prior to joining TDG in 1996, Mr. Brown served as Operations Director for NFC PLC, a supply chain logistics company. Mr. Brown was educated at Exeter and Reading Universities and the London Business School.

         VAUGHN D. BRYSON, 60, has served as a director since March 1997. Mr. Bryson is President of Life Science Advisors, LLC, a consulting firm focused on assisting biopharmaceutical and medical device firms in building shareholder value. Mr. Bryson was a 32 year employee of Eli Lilly & Co. ("Lilly"), a global research-based pharmaceutical corporation, where he served as President and Chief Executive Officer from 1991 until June 1993; he was Executive Vice President from 1986 until 1991. He served as a director of Lilly from 1984 until his retirement in 1993. From April 1994 to December 1996, Mr. Bryson served as Vice Chairman of Vector Securities International, Inc., an investment banking firm. Mr. Bryson is a director of Ariad Pharmaceuticals, Inc., a developer of pharmaceuticals that targets intracellular signaling pathways in order to alter the course of disease; Chiron Corporation, a global healthcare company with biopharmaceutical businesses; Fusion Medical Technologies, Inc., a company developing and commercializing proprietary collagen gel-based products for use in controlling bleeding during surgery; and Perclose, Inc., a company that designs, develops, manufactures and markets a family of systems used to surgically close arterial access sites in catheterization procedures. Mr. Bryson completed the Sloan Program at the Stanford University Graduate School of Business.

         SANTO J. COSTA, 53, became President and Chief Operating Officer of the Company in April 1994 and has been a director since April 1994. From July 1993 to March 1994, Mr. Costa directed the affairs of his own consulting firm, Santo J. Costa & Associates, which focused on pharmaceutical and biotechnology companies. Prior to July 1993, Mr. Costa served seven years at Glaxo, Inc., a pharmaceutical company, as Senior Vice President Administration and General Counsel and a member of the Board of Directors. Mr. Costa serves as a director of NPS Pharmaceuticals Inc., a pharmaceutical company engaged in the discovery and development of small molecule drugs that address a variety of diseases. Mr. Costa received a law degree from St. John's University.

         CHESTER W. DOUGLASS, PH.D., 59, has served as a director of the Company since 1983. Dr. Douglass is Professor and Chairman of the Department of Oral Health Policy and Epidemiology, Harvard University School of Dental Medicine and Professor, Department of Epidemiology, Harvard University School of Public Health. Dr. Douglass has served over 30 years in various academic appointments at Temple University, the University of North Carolina at Chapel Hill and Harvard University. Dr. Douglass received a D.M.D. from the Temple University School of Dentistry, an M.P.H. from the University of Michigan School of Public Health and a Ph.D. from the University of Michigan Rackham School of Graduate Studies.

         DENNIS B. GILLINGS, PH.D., 55, founded the Company in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. From 1972 to 1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Dean's Advisory Council of the University of North Carolina School of Public Health. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings serves as a director of Triangle Pharmaceuticals, Inc., a company engaged in the development of new drug candidates primarily in the antiviral area. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

         LAWRENCE S. LEWIN, 60, has served as the Chief Executive Officer of The Lewin Group, Inc., a subsidiary of the Company, since May 1996. Mr. Lewin has been a director of the Company since June 1996. Between November 1992 and May 1996, Mr. Lewin served as the Chairman and Chief Executive Officer of Lewin-VHI, Inc., a healthcare consulting firm specializing in performing economic analyses, product profiles, and strategic development for healthcare reform and medical reimbursement and the establishment of medical guidelines. Mr. Lewin serves as a director of Apache Medical Systems, Inc., a provider of clinically-based decision support information systems to the health care industry, and as a member of the advisory boards of the Hambrecht & Quist Healthcare Investors Fund and the Hambrecht & Quist Life Sciences Fund. Mr. Lewin received an M.B.A. from Harvard Business School.

         ARTHUR M. PAPPAS, 51, has served as a director since September 1994. Mr. Pappas is Chairman and Chief Executive Officer of A.M. Pappas & Associates, LLC, an international management and consulting services company and investor in the high technology and life science industries. Mr. Pappas previously served as a director on the Board of Glaxo Holdings plc, a pharmaceutical company, with executive and Board responsibilities for operations in Asia Pacific, Latin America and Canada. Mr. Pappas also serves as a director of GeneMedicine, Inc., a company engaged in the development of non-viral gene therapy products designed for the treatment or prevention of serious diseases; Embrex, Inc., an international agricultural biotechnology company focused on developing patented pharmaceutical, biological, mechanical and data management products for use in the poultry industry; and KeraVision, Inc., a company that engages in the treatment of common vision problems. Mr. Pappas's 27 years of experience in the healthcare industry also includes positions with Merrell Dow Pharmaceuticals, a pharmaceutical company and subsidiary of Dow Chemicals, and Abbott Laboratories International, Inc., a global, diversified health care company devoted to the discovery, development, manufacture and marketing of pharmaceutical, diagnostic, nutritional and hospital products. Mr. Pappas received an M.B.A. in Finance from Xavier University.

         LUDO J. REYNDERS, PH.D., 45, has served as Chief Executive Officer of the Product Development Group since 1996. He managed the Company's European clinical operations from 1988 to 1996. Dr. Reynders has served as a director of the Company since January 1995. Prior to joining the Company, Dr. Reynders managed the biostatistics and data management department of the Bristol-Myers Co. Pharmaceutical Research and Development Division, located in Brussels, Belgium. Bristol-Myers Co. is a diversified worldwide health and personal care company whose principal businesses are pharmaceuticals, consumer products, nutritionals and medical devices. Dr. Reynders also serves as a director of Oxford Asymmetry International plc, a company producing products for use in the pharmaceutical, biotechnology and agrochemical industries. Dr. Reynders received an M.S. and Ph.D. in Applied Sciences from the University of Louvain, Louvain, Belgium.

         RACHEL R. SELISKER, 43, a certified public accountant, serves as Executive Vice President Finance and Chief Financial Officer for the Company and has been the Company's principal financial officer since 1987. Ms. Selisker has served as a director of the Company since November 1995. From 1981 to 1987, Ms. Selisker was with the accounting firm of Oppenheim, Appel, Dixon & Co. in Raleigh, North Carolina. Ms. Selisker serves on the Advisory Board for the Accounting Curriculum at Wake Technical Community College.

         ERIC J. TOPOL, M.D., 44, has served as a director since November 1997. Dr. Topol is the Chairman of the Department of Cardiology and co-director of the Heart Center at The Cleveland Clinic Foundation. He has served as Study Chairman for clinical trials of well over 100,000 patients over the past decade. Dr. Topol was a faculty member of the University of Michigan from 1985 until 1991 before moving to his current post. He has authored more than 500 publications in leading peer-review medical journals and is the editor of more than 10 books. Dr. Topol has been elected to the American Society of Clinical Investigation and the American Association of Physicians. He previously served as a director for Rhone Poulenc Rorer, a leading life sciences company, specializing in innovations in human, plant and animal health. Dr. Topol received his M.D. at the University of Rochester and completed post-doctoral training at the University of California, San Francisco and the Johns Hopkins Medical Center.

         VIRGINIA V. WELDON, M.D., 63, has served as a director of the Company since November, 1997. Dr. Weldon served as Senior Vice President, Public Policy, Monsanto Company, an agro-chemicals and biotechnology (life sciences) company, from October 1993 until her retirement in March 1998. Previously, she was Professor of Pediatrics, Vice Chancellor for Medical Affairs and Vice President of the Medical Center at Washington University in St. Louis. Dr. Weldon has received recognition from numerous medical, scientific and educational organizations, among them the Association of American Medical Colleges, of which she served as Chairman. In 1994, Dr. Weldon was one of 18 individuals appointed to the President's Committee of Advisors on Science and Technology. More recently, she became a member of the California Institute of Technology Board of Trustees. Dr. Weldon received her medical degree from the State University of New York at Buffalo. She also completed post-doctoral studies at the Johns Hopkins University.

         DAVID F. WHITE, 55, serves as the Chief Executive Officer of Innovex Limited, a subsidiary of the Company that offers marketing, strategic consulting and physician-profiling services to the pharmaceutical industry. Mr. White has served as a director of the Company since November 1997. Mr. White joined Innovex Limited as Group Chief Executive Officer in September 1994 from ICI plc, a large chemicals company that engaged in the pharmaceutical industry, where he had a broad career principally in the international pharmaceutical business. After successive appointments as Managing Director of Stuart Pharmaceuticals, a British pharmaceutical affiliate company of ICI plc, from June 1984 to October 1985, and General Manager, ICI Pharmaceuticals (U.K.), a division of ICI plc (demerged in 1993 into Zeneca plc), from November 1985 to December 1988, he was promoted to lead the global plastics and acrylics businesses, culminating in an assignment to steer the global integration of Dupont Acrylics into ICI Acrylics.

         Set forth below is certain information with respect to each person who the Company anticipates will be appointed in May 1999 to fill vacancies on the Board of Directors and will be nominated for election to the Board of Directors at the Annual Meeting of Shareholders in June 1999, as contemplated by the Amended and Restated Agreement and Plan of Merger between the Company, QELS Corp. and ENVOY, dated as of December 15, 1998 (the "ENVOY Agreement"). The following individuals have indicated their willingness to serve as directors.

         WILLIAM E. FORD, 37, was appointed a director of ENVOY Corporation ("ENVOY") in March 1996 and served as a director until ENVOY was acquired by the Company in March 1999. ENVOY is a provider of healthcare electronic data interchange and data mining services. Mr. Ford has served as a managing member of General Atlantic Partners LLC, the general partner of General Atlantic Partners 25, L.P., and as a general partner of GAP Coinvestment Partners, L.P. since 1991. Mr. Ford also serves as a director of GT Interactive Software Corporation, a provider of entertainment and educational consumer software; LHS Group, Inc., a provider of scaleable client/server-based billing solutions to carriers in the telecommunications industry; Eclipsys Corporation, a healthcare information technology company; and E*Trade Group, Inc., a discount on-line electronic brokerage company.

         FRED C. GOAD, JR., 58, served as the Chairman and Co-Chief Executive Officer of ENVOY from August 1995 until ENVOY was acquired by the Company in March 1999, and as a director from ENVOY's incorporation in August 1994 through March 1999. Prior to that time, he served as ENVOY's President from the date of incorporation until assuming the title of Chairman and Co-Chief Executive Officer in August 1995. Mr. Goad served as Chief Executive Officer and a director of ENVOY Corporation, a Delaware corporation and former parent corporation to ENVOY ("Old ENVOY"), from September 1985 through June 1995. Mr. Goad is a director of Performance Food Group Company, a food distribution company.

         JIM D. KEVER, 46, has served as Chief Executive Officer of ENVOY, a subsidiary of the Company, since ENVOY was acquired by the Company in March 1999. Mr. Kever served as President and Co-Chief Executive Officer of ENVOY from August 1995 until March 1999 and as a director from ENVOY's incorporation in August 1994 until March 1999. Prior to such time, he served as ENVOY's Executive Vice President, Secretary and General Counsel from the date of incorporation. Mr. Kever had served as a director and Secretary, Treasurer and General Counsel of Old ENVOY since 1981 and as Executive Vice President since 1984. Mr. Kever also is a director of Transaction System Architects, Inc., a supplier of electronic payment software products and network integration solutions, and 3D Systems Corporation, a manufacturer of technologically advanced solid imaging systems and prototype models.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the report forms that were filed, the Company believes that during 1998 all filing requirements applicable to its executive officers and directors were complied with except that each of Mr. Costa, Mr. White and Ms. Selisker reported late to the Securities and Exchange Commission the acquisition or sale of certain shares of the Company's common stock. Mr. Costa filed an amended Form 4 on June 6, 1998 for a transaction occurring on May 4, 1998 and involving the purchase of 2,500 shares of the Company's common stock at a purchase price of $6.3125 per share. Mr. White filed an amended Form 4 on December 17, 1998 for a transaction occurring on November 6, 1998 and involving the purchase of 1,100 shares of the Company's common stock at a purchase price of $50.00 per share. Ms. Selisker filed an amended Form 4 on January 25, 1999 for a transaction occurring on May 1, 1998 and involving the sale of 6,000 shares of the Company's common stock at a price of $49.00 per share.

ITEM 11.      EXECUTIVE COMPENSATION

         The following tables show annual and long-term compensation paid or accrued by the Company for services rendered for the fiscal years indicated by the Company's Chief Executive Officer and the next four most highly compensated executive officers (the "named executive officers") whose total salary and bonus exceeded $100,000 individually during the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                            Annual Compensation                       Compensation
                              ----------------------------------------------------    ------------

                                                                                         No. of
                                                                                       Securities
          Name and                                                    Other Annual     Underlying        All Other
     Principal Position        Year         Salary         Bonus      Compensation       Options       Compensation
     ------------------        ----       -----------    ---------    ------------    -------------    ------------

Dennis B. Gillings             1998       $474,996 (1)   $      --    $         (2)      25,048  (3)   $  349,236  (4)
    Chairman of the Board of   1997        447,400 (5)          --          --           24,013  (6)      231,009  (7)
    Directors and Chief        1996        442,022              --              (2)      23,340  (8)      107,578  (9)
    Executive Officer

Santo J. Costa                 1998       $450,000       $      --    $         (2)      22,553 (10)   $  760,552 (11)
    President and Chief        1997        425,000              --      43,981 (12)     119,338 (13)    2,336,090 (14)
    Operating Officer          1996        356,250              --              (2)      17,746 (15)      703,680 (16)

Lawrence S. Lewin              1998       $318,350       $      --    $         (2)       7,123        $   11,546 (17)
    Chief Executive Officer,   1997        303,188              --              (2)      14,011 (18)       31,738 (19)
    The Lewin Group            1996        179,224         108,300              (2)     114,334            29,535 (20)

Ludo J. Reynders               1998       $315,000       $      --    $         (2)      23,803 (21)   $    6,837 (22)
    Chief Executive Officer,   1997        301,415              --              (2)      64,477 (23)       11,781 (24)
    Quintiles CRO              1996        242,079              --              (2)      12,696 (25)       13,648 (24)

David F. White                 1998       $283,450       $      --    $         (2)      12,597        $   32,075 (26)
    Chief Executive Officer,   1997        253,061          52,623              (2)      22,427            24,041 (27)
    Innovex Limited            1996 (28)   200,535          58,880              (2)     111,134                --

-------------------
(1) Includes $236,348 deferred during 1998 pursuant to the Company's Deferred Compensation Plan.
(2) Perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of salary and bonus compensation for the named executive officer.
(3) Includes 6,053 shares subject to options granted pursuant to the 1998 bonus.
(4) Includes contributions to the Company's 401(k) Plan on behalf of Dr. Gillings in the amount of $2,364, the estimated value of contributions made to the Company's ESOP on Dr. Gillings behalf in the amount of $6,031, the present value of the benefit to Dr. Gillings of the premiums paid by the Company under a split-dollar life insurance arrangement in the amount of $335,686 (see "Employment Agreements" below for a description of this arrangement), and other life insurance premiums paid by the Company in the amount of $5,155.
(5) Includes $55,925 deferred during 1997 pursuant to the Company's Deferred Compensation Plan.
(6) Includes 7,042 shares subject to options granted pursuant to the 1997 bonus.
(7) Includes contributions to the Company's 401(k) Plan on behalf of Dr. Gillings in the amount of $2,237, the value of contributions made to the Company's ESOP on Dr. Gillings' behalf in the amount of $16,473, the present value of the benefit to Dr. Gillings of the premiums paid by the

         Company under a split-dollar life insurance arrangement in the amount of $207,144 (see "Employment Agreements" below for a description of this arrangement), and other life insurance premiums by the Company in the amount of $5,155.
(8) Includes 5,840 shares subject to options granted pursuant to the 1996 bonus.
(9) Includes contributions to the Company's 401(k) Plan on behalf of Dr. Gillings in the amount of $2,210, the value of contributions made to the Company's ESOP on Dr. Gillings' behalf in the amount of $20,736, the present value of the benefit to Dr. Gillings of the premiums paid by the Company under a split-dollar life insurance arrangement in the amount of $79,644 (see "Employment Agreements" below for a description of this arrangement), and other life insurance premiums paid by the Company in the amount of $4,988.
(10) Includes 5,299 shares subject to options granted pursuant to the 1998 bonus.
(11) Includes $749,625, which represents the appreciation of incentive stock options exercised, and $6,031, which represents the estimated value of the contributions made to the Company's ESOP on behalf of Mr. Costa. Also includes $4,896 representing the value of life insurance premiums paid in 1998.
(12) Amount represents the value of financial planning and legal costs paid by the Company on behalf of Mr. Costa.
(13) Includes 5,549 shares subject to options granted pursuant to the 1997 bonus.
(14) Includes $2,317,260, which represents the appreciation of incentive stock options exercised, and $14,510 which represents the estimated value of the contributions made to the Company's ESOP on behalf of Mr. Costa. Also includes $4,320 representing the value of life insurance premiums paid in 1997.
(15) Includes 3,996 shares subject to options granted pursuant to the 1996 bonus.
(16) Includes $679,488, representing the appreciation of incentive stock options exercised, and $20,736 representing the value of contributions made to the Company's ESOP on behalf of Mr. Costa. Also includes $3,456 representing the value of life insurance premiums paid during 1996.
(17) Includes $2,400 in contributions to the Company's 401(k) Plan on behalf of Mr. Lewin, $3,115, which represents the value of the life insurance premiums paid during 1998, and $6,031 representing the estimated value of contributions made to the Company's ESOP on behalf of Mr. Lewin.
(18) Includes 4,465 shares subject to options granted pursuant to the 1997 bonus.
(19) Includes $2,250 in contributions to the Company's 401(k) Plan on behalf of Mr. Lewin, $15,000, which represents the value of the life insurance premiums paid during 1997, and $14,488 representing the value of contributions made to the Company's ESOP on behalf of Mr. Lewin.
(20) Includes $4,299 for life insurance premiums paid during 1996 and $4,500 contributed by the Company to the Company's 401(k) Plan on behalf of Mr. Lewin. Also includes $20,736, representing the value of contributions made to the Company's ESOP on behalf of Mr. Lewin.
(21) Includes 3,514 shares subject to options granted pursuant to the 1998 bonus.
(22) Includes $806 in contributions to the Company's 401(k) Plan on behalf of Mr. Reynders and $6,031 representing the estimated value of contributions made to the Company's ESOP on behalf of Mr. Reynders.
(23) Includes 2,810 shares subject to options granted pursuant to the 1997 bonus.
(24) Amount represents the value of contributions to the Quintiles (UK) Limited Approved Profit Sharing Scheme on behalf of Dr. Reynders.
(25) Includes 2,696 shares subject to options granted pursuant to the 1996 bonus.
(26) Includes $28,345 of contributions to the Innovex Personal Pension Plan on behalf of Mr. White and $3,730, which represents the value of life insurance premiums paid during 1998.
(27) Amount represents the value of contributions to the Innovex Personal Pension Plan on behalf of Mr. White.

(28) Mr. White became an executive officer of the Company following the Company's business combination with Innovex in November 1996. With respect to Mr. White, this table includes ordinary compensation paid by Innovex in 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table reflects the stock options granted during the past fiscal year to the named executive officers pursuant to the Company's Equity Compensation Plan and the Nonqualified Stock Option Plan. No stock appreciation rights were granted to the named executive officers during 1998.

                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL RATES
                                                                                             OF STOCK PRICE
                                                                                        APPRECIATION FOR OPTION
                                        INDIVIDUAL GRANTS                                       TERM (1)
                      ----------------------------------------------------------      --------------------------
                       NUMBER OF     PERCENT OF
                      SECURITIES    TOTAL OPTIONS
                      UNDERLYING      GRANTED TO      EXERCISE OR
                       OPTIONS       EMPLOYEES IN      BASE PRICE     EXPIRATION
         NAME          GRANTED      FISCAL YEAR (2)   PER SHARE ($)      DATE           5%($)            10%($)
         ----         ----------    --------------    -------------  -----------      ---------         --------

Dennis B. Gillings     6,053  (3)              0.3%           53.38     12/31/08        203,183          514,905
                       3,799  (4)              0.2%           53.38     12/31/08        127,522          323,166
                       1,873  (5)              0.1%           53.38     12/31/08         62,871          159,329
                      13,323  (6)              0.6%           53.38     12/31/08        447,216        1,133,334



Santo J. Costa         5,299  (3)              0.2%           53.38     12/31/08        177,873          450,765
                       3,451  (4)              0.2%           53.38     12/31/08        115,841          293,563
                       1,873  (5)              0.1%           53.38     12/31/08         62,871          159,329
                      11,930  (6)              0.5%           53.38     12/31/08        400,457        1,014,837


Lawrence S. Lewin      2,219  (8)              0.1%           53.38     12/31/08         74,486          188,761
                       2,055  (9)              0.1%           53.38     12/31/08         68,981          174,811
                       2,849  (4)              0.1%           53.38     12/31/08         95,633          242,353

Ludo J. Reynders      10,000  (4)              0.5%           53.38     12/31/08        335,673          850,660
                       3,514  (3)              0.2%           53.38     12/31/08        117,955          298,922
                       2,058  (4)              0.1%           53.38     12/31/08         69,081          175,066
                       7,492  (7)              0.3%           53.38     12/31/08        251,486          637,314
                         739 (10)              0.0%           53.38     12/31/08         24,806           62,864

David F. White         2,308  (3)              0.1%           53.38     12/31/08         77,473          196,332
                      10,289  (4)              0.5%           53.38     12/31/08        345,373          875,244

--------------

(1) Potential realizable value of each grant is calculated assuming that market price of the underlying security appreciates at annualized rates of 5% and 10%, respectively, over the term of the grant. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Common Stock increasing to $86.94 and $138.44 per share, respectively, for the options expiring December 31, 2008.

(2) Options to purchase an aggregate of 2,177,942 shares were granted to employees during 1998.

(3) Nonqualified options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of (1) death or disability, in which case the options may be exercised until the first anniversary following termination, or (2) retirement, in which case the options may be exercised up to the fifth anniversary following termination. Shares subject to the options granted will vest on April 30, 1999.

(4) Nonqualified options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of (1) death or disability, in which case the options may be exercised until the first anniversary following termination, or (2) retirement, in which case the options may be exercised up to the fifth anniversary following termination. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on December 31 of each year, beginning December 31, 1999.

(5) Incentive stock options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of death or disability, in which case the options may be exercised until the first anniversary following termination. Number of options granted to extent of annual $100,000 cap; options in excess of the cap granted as nonqualified options. Shares subject to the options granted vest on December 31, 2002.

(6) Nonqualified options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of (1) death or disability, in which case the options may be exercised until the first anniversary following termination, or (2) retirement, in which case the options may be exercised up to the fifth anniversary following termination. Options granted represent nonqualified options granted in conjunction with incentive options granted to the extent of the $100,000 cap. Shares subject to the options granted vest over the next four years with 29% vesting each of the next three years on December 31, 1999, 2000 and 2001, and 13% vesting on December 31, 2002.

(7) Incentive stock options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of death or disability, in which case the options may be exercised until the first anniversary following termination. Number of options granted to extent of annual $100,000 cap; options in excess of the cap granted as nonqualified options. Shares subject to the options granted vest over four years, with 25% vesting on December 31 of each year beginning December 31, 1999.

(8) Incentive stock options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of death or disability, in which case the options may be exercised until the first anniversary following termination. Number of options granted to extent of annual $100,000 cap; options in excess of the cap granted as nonqualified options. Shares subject to options granted vest over three years beginning December 31, 2000, with 14%, 38% and 48% of such shares vesting on December 31, 2000, 2001 and 2002, respectively.

(9) Nonqualified stock options granted January 1, 1998, expiring January 1, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of (1) death or disability, in which case the options may be exercised until the first anniversary following termination, or (2) retirement, in which case the options may be exercised up to the fifth anniversary following termination. Shares subject to the options granted vest over the next three years, with 52% of such shares vesting on December 31, 1999, 37% on December 31, 2000 and 11% on December 31, 2001.

(10) Nonqualified options granted December 31, 1998, expiring December 31, 2008, or if sooner, three months after termination of employment, unless employment is terminated because of (1) death or disability, in which case the options may be exercised until the first anniversary following termination or (2) retirement, in which case the options may be exercised up to the fifth anniversary following termination. Options granted represent nonqualified options granted in conjunction with incentive options granted to the extent of the $100,000 cap. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on December 31 of each year, beginning December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

         The following table provides information about the stock options held by the named executive officers on December 31, 1998.

                                                            NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE
                       SHARES ACQUIRED    VALUE            UNDERLYING UNEXERCISED             MONEY OPTIONS
     NAME              ON EXERCISE (#)  REALIZED($)          OPTIONS AT FY-END                 AT FY-END (1)
     ----             ----------------  ------------    ---------------------------  -----------------------------------
                                                        EXERCISABLE   UNEXERCISABLE  EXERCISABLE($)     UNEXERCISABLE($)
                                                        -----------   -------------  --------------     ----------------

Dennis B. Gillings              0                  0      103,403         53,702      3,898,660            630,081
Santo J. Costa             18,500            749,625      139,794         46,121      2,688,836            501,246
Lawrence S. Lewin               0                  0      101,866         33,602      1,637,052            446,440
Ludo J. Reynders           66,188          3,095,820       97,120         40,668      2,502,374            346,342
David F. White                  0                  0        5,495         37,509         96,324            557,535

----------------------

 (1) The value of the options is based upon the difference between the exercise price and the closing price per share on December 31, 1998, $53.375.

DIRECTOR COMPENSATION

         Each non-officer director receives annually a grant of stock options valued at $100,000 with the number of options determined in accordance with the Black-Scholes method, provided that a reduction in the shares subject to the option shall be made for each regular quarterly Board meeting and each scheduled Board meeting by teleconference which the director fails to attend. In addition, each non-officer director receives $3,000 quarterly for attendance at each regular quarterly Board meeting, plus an annual retainer of $2,000, which shall be reduced by $250 for a failure to attend each scheduled Board meeting by teleconference held during the year. The Company reimburses each director for out-of-pocket expenses incurred in connection with the rendering of services as a director. Certain other financial relationships with directors are described in "Certain Transactions."

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Dr. Gillings, Mr. Costa, Mr. Lewin, Mr. White and Dr. Reynders. The named executive officers are also eligible to participate in any bonus, stock option, pension, insurance, medical, dental, 401(k), disability and other plans generally made available to the Company's executives.

         The employment agreement for Dr. Gillings extends for three years from February 22, 1994 and automatically renews for additional and successive one year terms unless either party provides 90 days' notice of their intent to terminate prior to the expiration of the then-current term. The agreement terminates upon Dr. Gillings' death, upon notice by the Company if Dr. Gillings becomes permanently disabled, upon notice by the Company for cause, upon notice by Dr. Gillings in the event of a change in control, as defined in his employment agreement (provided Dr. Gillings terminates his employment within one year following such change in control), upon notice by Dr. Gillings in the event of the Company's material breach or improper termination of the employment agreement and upon notice by Dr. Gillings if Dr. Gillings is not elected Chairman of the Board and Chief Executive Officer of the Company. The agreement provides for severance payments and continuation of benefits in the event Dr. Gillings' termination is for permanent disability, change in control, breach or improper termination by the Company, or for a change in position. In such events, the Company must pay Dr. Gillings or his estate or beneficiaries his full base salary then in effect and other benefits under the agreement for the lesser of three years or the term of the non-compete covenant provided in the agreement. The Company is not obligated to make any payments or provide benefits to Dr. Gillings if the termination is for cause. The agreement includes a three year (or such lesser period as the Board determines, but in no event less than one year) non-compete provision pursuant to which Dr. Gillings cannot compete with the Company in any geographic area in which the Company does business and cannot solicit or interfere with the Company's relationship with any person or entity doing business with the Company, or offer employment to any person employed by the Company in the one year period prior to Dr. Gillings' termination of employment. The agreement prohibits disclosure of any confidential information acquired during the period of employment with the Company.

         The Company entered into split-dollar life insurance agreements as of May 16, 1996 with certain trusts (each a "Trust") created by Dr. Gillings, pursuant to which the Company and the Trusts will share in the premium costs of certain variable and whole life insurance policies (each a "Policy") that pay an aggregate death benefit to the Trusts upon the death of Dr. Gillings or his wife, Joan Gillings, whichever occurs later. The Trusts pay premiums on the Policies as if each Policy were a one year term life policy, and the Company pays the remaining premiums. The Company may cause this arrangement to be terminated at any time upon 30 days' notice. Upon termination of the arrangement, surrender of a Policy, or payment of the death benefit under a Policy, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company thereunder, with all remaining amounts going to the Trust. Upon any surrender of a Policy, the liability of the related Trust to the Company is limited to the cash value of the Policy. See footnotes (4), (7) and (9) to the "Summary Compensation Table" above for additional information on premium payments made by the Company under the Policy.

         On April 1, 1994, Mr. Costa became President and Chief Operating Officer of the Company. His employment agreement, as amended on November 4, 1994, extends for a three year term, beginning February 22, 1994, and automatically renews for additional and successive one year terms unless either party provides 90 days' notice of their intent to terminate prior to the expiration of the then-current term. The agreement terminates upon the death of Mr. Costa, upon notice by the Company if Mr. Costa becomes permanently disabled, upon notice by the Company for cause, upon notice by Mr. Costa in the event of a change in control, as defined in his employment agreement (provided Mr. Costa terminates his employment six months after but within one year following such change in control), upon notice by Mr. Costa in the event of the Company's material breach, upon notice by Mr. Costa if Mr. Costa is not appointed President and Chief Operating Officer of the Company and upon the expiration of an uninterrupted period of at least six months if Mr. Costa is required to perform his duties at a location outside of the Research Triangle Park, North Carolina region or his duties are substantially diminished. The agreement provides for severance payments and continuation of benefits in the event Mr. Costa terminates the agreement due to permanent disability, change in control, breach by the Company, change in position or relocation, in the event it is terminated by the Company for any reason other than for cause, or upon expiration of its term. In such events, the Company must pay Mr. Costa, or his estate or beneficiaries, his full base salary then in effect for two years and other benefits under the agreement, subject to certain limitations and exceptions. The Company is not obligated to make any payments or provide benefits to Mr. Costa if the termination is for cause. The agreement includes a one-year non-compete provision following termination of employment and prohibits disclosure of confidential information.

         The employment agreement between Mr. Lewin and The Lewin Group, Inc. (the "Lewin Group") (a wholly-owned subsidiary of the Company) extends for three years from April 18, 1996 and automatically renews for additional and successive one year terms unless either party provides 90 days' notice of their intent to terminate prior to the expiration of the then-current term. The agreement terminates upon Mr. Lewin's death, in the event of Mr. Lewin's total disability, upon notice by the Lewin Group for cause, or at the option of Mr. Lewin, upon the sale by the Company of all or substantially all of the assets of the Lewin Group to any entity other than an affiliate of the Company. If the Lewin Group terminates Mr. Lewin's employment for any reason other than those listed above, or Mr. Lewin terminates his own employment due to a breach of the employment agreement by the Lewin Group, Mr. Lewin is entitled to his salary for the remaining term of the employment agreement, plus, upon release of the Lewin Group from obligations under the employment agreement, the greater of one year's salary or the standard severance pay in effect, if any, at the time of termination. If the Lewin Group decides not to renew the term of the employment agreement, Mr. Lewin is entitled to the greater of one year's salary or the standard severance pay in effect, if any, at the time of nonrenewal. The agreement includes a non-compete provision for a term, ending at the later of five years from April 18, 1996 or one year after termination of employment, pursuant to which Mr. Lewin cannot, without the prior written consent of the Lewin Group, compete with the Lewin Group or its affiliates, including the Company (the "Lewin Affiliates"), in any geographic area in which the Lewin Group or any Lewin Affiliate does business (subject to certain specified exceptions) and cannot solicit or interfere with the Lewin Group's or any Lewin Affiliate's relationship with any person or group doing business with the Lewin Group or any Lewin Affiliate or offer employment to any person employed by the Lewin Group or any Lewin Affiliate in the one year period prior to Mr. Lewin's termination of employment. The agreement prohibits disclosure of any confidential information acquired during the period of employment with the Lewin Group or any Lewin Affiliate. The agreement also provides that upon the request of the Lewin Group, Mr. Lewin will serve as a consultant to the Lewin Group or any Lewin Affiliate, for a one year term after the termination of the employment relationship.

         Dr. Reynders' employment agreement terminates upon either party providing the other with twelve months' written notice. The employment agreement with Dr. Reynders is terminable by the Company for cause. Dr. Reynders' employment agreement provides that a minimum of 210 working days in each calendar year must be spent in the discharge of his duties thereunder. Dr. Reynders' employment agreement provides that he will not be connected with any business similar to the Company's business within one year after his employment terminates with the Company unless he has received the Company's consent. In addition, for the year following termination, the agreement prohibits Dr. Reynders from recruiting any individual employed by the Company during the year prior to termination. The agreement also prohibits solicitation or interference with the Company's relationship with any person or entity doing business with the Company at any time during the year prior to termination. Dr. Reynders' agreement contains a confidentiality provision that prohibits disclosure of confidential information regarding the Company.

         Mr. White's employment agreement extends until Mr. White's 65th birthday, unless it is terminated sooner by either Mr. White or the Company upon 12 months' prior notice. The Company may terminate Mr. White immediately upon written notice in the event of his incapacity, bankruptcy or resignation from any office he holds in the Company or for cause. Mr. White's employment agreement prohibits disclosure of confidential information acquired during his employment. The employment agreement also prohibits Mr. White from having any interest in any business other than the Company during the term of his employment without the prior consent of the Board of Directors, other than equity investments in public companies which represent less than 5% of the voting power of each such entity or any pre-existing business interest that is not competitive with the Company and does not interfere with Mr. White's ability to perform his duties on behalf of the Company. For a period of 18 months following termination of the agreement, the agreement prohibits Mr. White from competing with the Company in the United Kingdom, the Channel Islands, the Isle of Man, the Federal Republic of Germany and the United States. In addition, for a two year period following such termination, Mr. White cannot (i) solicit or provide competitive services to any person or entity who was a customer of the Company in the two year period preceding termination of the agreement, (ii) interfere with the Company's relationship with its suppliers or (iii) solicit, interfere with or offer employment to any person employed by the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table sets forth certain information, as of April 1, 1999, regarding shares of Common Stock of the Company owned of record or known to the Company to be owned beneficially by each director, each person expected to be nominated to serve as a director, each executive officer named in the Summary Compensation Table in Item 11 and all current directors and executive officers as a group. Except as set forth in the footnotes, each of the shareholders identified in the table below has sole voting and investment power over the shares beneficially owned by such person, except to the extent such power may be shared with a spouse.

                                                                           Shares                Percent
                Name                                                 Beneficially Owned(1)       of Class
                ----                                                 ------------------          --------
        Dennis B. Gillings, Ph.D. (2)                                     6,031,871                 5.4%
        Santo J. Costa (3)                                                  200,477                   *
        Rachel R. Selisker (4)                                              153,849                   *
        Ludo J. Reynders, Ph.D. (5)                                         204,711                   *
        Lawrence S. Lewin (6)                                               118,590                   *
        David F. White (7)                                                  106,634                   *
        Robert C. Bishop, Ph.D. (8)                                          31,987                   *
        Chester W. Douglass, Ph.D. (9)                                      508,335                   *
        Arthur M. Pappas (10)                                                63,085                   *
        Vaughn D. Bryson (11)                                                 8,321                   *
        Virginia V. Weldon, M.D. (12)                                         4,805                   *
        Eric J. Topol, M.D. (13)                                              4,837                   *
        E.G.F. Brown (12)                                                     4,805                   *
        Fred C. Goad, Jr. (14)                                            1,106,711                   *
        Jim D. Kever (15)                                                 1,173,611                 1.0%
        William E. Ford (16)                                              3,269,263                 2.9%

        All current directors and executive officers as a                 7,492,886                 6.6%
        group (14 persons) (17)

-------------------------
*Less than one percent

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock which a person has the right to acquire within 60 days of the date shown above pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Such shares are described below as being subject to presently exercisable stock options. A beneficial owner of shares held in the Company's Employee Stock Ownership Plan (the "ESOP") or Approved Profit Sharing Scheme has sole voting power over the shares held in his or her account, but shares investment power over the shares with the Trustee.
(2) Includes 109,456 shares subject to presently exercisable stock options and 155,809 shares held by the Company's ESOP for Dr. Gillings' account. Includes 6,604 shares owned by Dr. Gillings' daughter, 180,000 shares owned by the Gillings Family Limited Partnership, of which Dr. Gillings and his wife are the general partners, 2,200 shares held by the GFEF Limited Partnership, of which Dr. Gillings is the general partner, 197,418 shares owned by Dr. Gillings' wife and 834,766 shares owned by a Grantor Retained Annuity Trust under which Dr. Gillings is the beneficiary (the "GRAT"). Dr. Gillings disclaims beneficial ownership of all shares owned by his wife, all shares in the Gillings Family Limited Partnership, all shares owned by the GFEF Limited Partnership and all shares in the GRAT, except to the extent of his interest therein.
(3) Includes 175,093 shares subject to presently exercisable stock options and 3,534 shares held by the Company's ESOP for Mr. Costa's account.
(4) Includes 65,888 shares subject to presently exercisable stock options and 42,597 shares held by the Company's ESOP for Ms. Selisker's account.
(5) Includes 100,634 shares subject to presently exercisable stock options, 1,122 shares held by the Quintiles (UK) Limited Approved Profit Sharing Scheme for Dr. Reynders' account and 111 shares held by the Company's ESOP for Dr. Reynders' account.
(6) Includes 117,363 shares subject to presently exercisable stock options and 1,115 shares held by the Company's ESOP for Mr. Lewin's account.
(7) Includes 10,381 shares subject to presently exercisable stock options. Includes 35,520 shares owned by Mr. White's wife and 23,942 shares owned by a Trust for which Mr. White and his wife are trustees.
(8)      Includes 29,487 shares subject to presently exercisable stock options.
(9) Includes 32,235 shares subject to presently exercisable stock options. Includes 93,600 shares owned by the Douglass Family Limited Partnership, of which Dr. Douglass is the sole general partner. Dr. Douglass disclaims beneficial ownership of the shares held by the limited partnership except to the extent of his pecuniary interest therein.
(10)     Includes 29,485 shares subject to presently exercisable stock options.
(11)     Includes 8,321 shares subject to presently exercisable stock options.
(12)     Includes 4,805 shares subject to presently exercisable stock options.
(13)     Includes 4,837 shares subject to presently exercisable stock options.
(14) Includes 711,260 shares subject to presently exercisable stock options, 89,432 shares held in a trust of which Mr. Goad is the trustee and a sole beneficiary and 15,304 shares owned by Mr. Goad's wife. Mr. Goad disclaims beneficial ownership of the shares held by his wife.
(15) Includes 635,470 shares subject to presently exercisable stock options and 69,960 shares in a trust of which Mr. Kever is the trustee and the sole beneficiary.
(16) Includes 4,464 shares subject to presently exercisable stock options. Also includes 2,818,421 shares owned by General Atlantic Partners 25, L.P. ("GAP 25"), whose general partner is General Atlantic Partners, LLC ("GAP LLC"). Mr. Ford is a managing member of GAP LLC. Includes 446,378 shares owned by GAP Coinvestment Partners, L.P. ("GAPCO"), of which Mr. Ford is a general partner. GAP 25, GAP LLC and GAPCO are a "group" within the meaning of Rule 13d-5 of the Securities and Exchange Act of 1934, as amended. Mr. Ford disclaims beneficial ownership of all such securities except to the extent of this pecuniary interest therein.
(17) Includes 741,368 shares subject to presently exercisable stock options and 206,289 shares held by the Company's ESOP and Approved Profit Sharing Scheme for the accounts of individual executive officers.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 30, 1999, the Company acquired all of the outstanding shares of ENVOY in exchange for approximately 28,465,160 shares of the Company's Common Stock. Messrs. Goad, Kever, and Ford, each of whom is anticipated to be nominated to serve as a director of the Company pursuant to the ENVOY Agreement, served as directors of ENVOY prior to the share exchange. In addition, Mr. Goad served as ENVOY's Chairman and Co-Chief Executive Officer and Mr. Kever served as ENVOY's President and Co-Chief Executive Officer. As a result of the share exchange, Mr. Goad received 209,715 shares of the Company's Common Stock and fully vested stock options covering 711,260 shares of the Company's Common Stock. In addition, a trust of which Mr. Goad is the trustee and a sole beneficiary received 89,432 shares of the Company's Common Stock and Mr. Goad's wife received 15,304 shares of the Company's Common Stock. Mr. Kever received 468,181 shares of the Company's Common Stock and fully vested stock options covering 635,470 shares of the Company's Common Stock. In addition, a trust of which Mr. Kever is the trustee and the sole beneficiary received 69,960 shares of the Company's Common Stock. GAP 25, whose general partner is GAP LLC, of which Mr. Ford is a managing member, received 2,818,421 shares of the Company's Common Stock and GAPCO, of which Mr. Ford is a general partner, received 446,378 shares of the Company's Common Stock. Mr. Ford received fully vested stock options covering 4,464 shares of the Company's Common Stock. All of the stock options received in the share exchange by Messrs. Goad, Kever and Ford are exercisable in the next 60 days.

         Prior to March 15, 1995, Mr. Pappas and the Company were parties to a consulting agreement dated July 11, 1994. Effective March 15, 1995, A.M. Pappas & Associates, LLC ("AMP&A") entered into a new Consulting Agreement with the Company (the "1995 Consulting Agreement"). The 1995 Consulting Agreement superseded the July 11, 1994 consulting agreement. In compliance with the terms of the 1995 Consulting Agreement, the Company granted Mr. Pappas stock options on March 15, 1995 covering 40,000 shares of the Company's Common Stock at an exercise price of $8.75 per share which vested 50% on March 15, 1995, 75% on March 15, 1996 and 100% on March 15, 1997. Fifty percent of the fees invoiced during any twelve-month period are deemed satisfied by the stock options granted on March 15, 1995 as described above up to a maximum of $100,000 per twelve-month period. The minimum aggregate consulting fee (exclusive of expenses) is $200,000 per twelve-month period. AMP&A has agreed not to invoice the Company for fees in excess of $220,000 per twelve-month period without the Company's prior consent. The Company has agreed to reimburse AMP&A for all reasonable out-of-pocket and administrative expenses incurred in performing under the 1995 Consulting Agreement. In 1998, pursuant to the 1995 Consulting Agreement, the Company incurred consultantcy fees of $156,948 payable in cash, plus expenses of $15,576. AMP&A continues to provide consulting services to the Company substantially in accordance with the terms of the 1995 Consulting Agreement. The 1995 Consulting Agreement expired in accordance with its terms in March 1998. The Company is currently negotiating new consulting arrangements with AMP&A.

         The Company is a limited partner in TechAMP International, L.P. ("TechAMP"), a fund organized to make venture capital investments in the equity securities of private companies in the life science sector. TechAMP is managed by its general partner, AMP&A Management, LLC, an affiliate of AMP&A. The Company has committed to invest an aggregate of $8 million in TechAMP. As a limited partner, the Company will make capital contributions under this commitment from time to time at the request of the fund's general partner. In November 1998, the Company made a capital contribution of $240,000 to TechAMP.

         In November 1997, the Company signed a preferred provider agreement with The Cleveland Clinic Foundation, pursuant to which The Cleveland Clinic will work with the Company as a preferred provider for investigator services in certain therapeutic areas, including cardiology, AIDS, cancer and molecular genetics, and the Company will work with The Cleveland Clinic as a preferred provider for contract drug development services. Dr. Topol is Chairman of the Department of Cardiology and a co-director of the Heart Center at The Cleveland Clinic. In 1998, pursuant to the 1997 preferred provider agreement, the Company incurred fees of $31,848, all of which were paid in 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 30, 1999             QUINTILES TRANSNATIONAL CORP.



                                   By:     /s/ Rachel R. Selisker
                                      -----------------------------------------
                                      Rachel R. Selisker
                                      Chief Financial Officer and Executive
                                      Vice President Finance