Form 10-Q
period 1999-03-31
QUINTILES TRANSNATIONAL CORP
filed 1999-05-14
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

                        Commission file number 340-23520
                                               ---------

                         QUINTILES TRANSNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                               56-1714315
----------------------------------------    ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

    4709 Creekstone Dr., Suite 200
               Durham, NC                                  27703-8411
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (919) 998-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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
The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1999 was 112,102,642.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                      Index

                                                                                                 Page
                                                                                                 ----
Part I.           Financial Information

                  Item 1.           Financial Statements (unaudited)

                                    Condensed consolidated balance sheets -
                                    March 31, 1999 and December 31, 1998                           3

                                    Condensed consolidated statements of
                                    income - Three months ended March 31, 1999
                                    and 1998                                                       4

                                    Condensed consolidated statements of
                                    cash flows - Three months ended
                                    March 31, 1999 and 1998                                        5

                                    Notes to condensed consolidated financial
                                    statements - March 31, 1999                                    6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                 11

                  Item 3.           Quantitative and Qualitative Disclosure about
                                    Market Risk                                                   16

Part II.          Other Information

                  Item 1.           Legal Proceedings                                             17

                  Item 2.           Changes in Securities                                         17

                  Item 3.           Defaults upon Senior Securities - Not Applicable              --

                  Item 4.           Submission of Matters to a Vote of Security
                                    Holders                                                       18

                  Item 5.           Other Information - Not Applicable                            --

                  Item 6.           Exhibits and Reports on Form 8-K                              19

Signatures                                                                                        21

Exhibit Index                                                                                     22

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          MARCH 31         DECEMBER 31
                                                            1999              1998
                                                         -----------       -----------
                                                         (unaudited)          (Note 1)
                                                                  (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                             $   197,307       $   155,469
   Accounts receivable and unbilled services                 390,541           358,319
   Investments                                               114,973            32,241
   Prepaid expenses                                           38,465            26,000
   Other current assets                                       22,138            24,113
                                                         -----------       -----------
         Total current assets                                763,424           596,142

Property and equipment                                       469,145           424,952
Less accumulated depreciation                                162,956           153,870
                                                         -----------       -----------
                                                             306,189           271,082
Intangibles and other assets:
   Intangibles                                               274,331           155,618
   Investments                                                79,267            65,456
   Deferred income taxes                                      71,090            71,401
   Deposits and other assets                                  42,039            41,981
                                                         -----------       -----------
                                                             466,727           334,456
                                                         -----------       -----------
         Total assets                                    $ 1,536,340       $ 1,201,680
                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                       $     4,359       $       921
   Accounts payable and accrued expenses                     200,168           172,280
   Credit arrangements, current                              106,020            33,670
   Unearned income                                           152,290           144,932
   Income taxes and other current liabilities                 21,459             5,448
                                                         -----------       -----------
        Total current liabilities                            484,296           357,251

Long-term liabilities:
   Credit arrangements, less current portion                 164,528           145,945
   Long-term obligations                                       2,840            23,830
   Deferred income taxes and other liabilities                35,118            31,000
                                                         -----------       -----------
                                                             202,486           200,775
                                                         -----------       -----------
        Total liabilities                                    686,782           558,026

Shareholders' equity:
   Common stock and additional paid-in capital,
     111,942,601 and 106,726,390 shares issued and
     outstanding at March 31, 1999 and December 31,
     1998, respectively                                      767,257           559,450
   Retained earnings                                         100,706            93,348
   Accumulated other comprehensive income                    (14,637)           (5,329)
   Other equity                                               (3,768)           (3,815)
                                                         -----------       -----------
        Total shareholders' equity                           849,558           643,654
                                                         -----------       -----------
        Total liabilities and shareholders' equity       $ 1,536,340       $ 1,201,680
                                                         ===========       ===========



The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)




                                                 Three Months Ended March 31

                                                     1999            1998
                                                     ----            ----
                                                        (in thousands)

             Net revenue                          $ 408,098       $ 309,068

             Costs and expenses:
               Direct                               210,466         160,851
               General and administrative           123,493          95,367
               Depreciation and amortization         25,129          21,879
                                                  ---------       ---------
                                                    359,088         278,097
                                                  ---------       ---------
             Income from operations                  49,010          30,971

             Transaction costs                      (22,363)           (532)
             Other income (expense)                     426            (290)
                                                  ---------       ---------
             Total other expense, net               (21,937)           (822)
                                                  ---------       ---------

             Income before income taxes              27,073          30,149
             Income taxes                            19,370          11,277
                                                  ---------       ---------

             Net income                           $   7,703       $  18,872
                                                  =========       =========

             Basic net income per share           $    0.07       $    0.19
                                                  =========       =========

             Diluted net income per share         $    0.07       $    0.17
                                                  =========       =========


The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                     THREE MONTHS ENDED MARCH 31
                                                                         1999           1998
                                                                       ---------       --------
                                                                             (In thousands)
OPERATING ACTIVITIES
Net income                                                             $   7,703       $ 18,872
Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
   Depreciation and amortization                                          25,129         21,879
   Non-recurring transaction costs                                        22,463            -
   Provision for deferred income tax expense                               2,526          6,521
   Change in operating assets and liabilities                            (32,976)       (47,715)
   Other                                                                     415            333
                                                                       ---------       --------
Net cash provided by (used in) operating activities                       25,260           (110)

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                        1,024            795
Acquisition of property and equipment                                    (57,229)       (19,646)
Cash acquired in stock transactions, Note 2                               87,386          1,582
Payment of non-recurring transaction costs                                (2,878)           -
Payment of dividend                                                          -             (385)
Purchases of marketable securities, net                                  (12,753)       (22,695)
                                                                       ---------       --------
Net cash provided by (used in) investing activities                       15,550        (40,349)

FINANCING ACTIVITIES
Increase in lines of credit, net                                           3,305         10,926
Principal payments on credit arrangements                                 (3,427)        (4,325)
Issuance of common stock, net                                              3,416          6,422
                                                                       ---------       --------
Net cash provided by financing activities                                  3,294         13,023

Effect of foreign currency exchange rate changes on cash                  (2,266)          (399)
                                                                       ---------       --------

Increase (decrease) in cash and cash equivalents                          41,838        (27,835)
Cash and cash equivalents at beginning of period                         155,469         89,384
                                                                       ---------       --------
Cash and cash equivalents at end of period                             $ 197,307       $ 61,549
                                                                       =========       ========


The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(unaudited)

March 31, 1999

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements of the Company, as restated for the ENVOY Corporation ("ENVOY") and Niehaus and Botha, pooling of interests transactions (see Note 2) consummated in the first quarter of 1999. The financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.     Mergers and Acquisitions

On January 1, 1999, the Company acquired substantial assets of Hoechst Marion Roussel's ("HMR") Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash, most of which is expected to be paid in the second half of 1999 when the acquisition of the physical facility is completed. As a part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing HMR development projects over a five-year period. In addition, HMR will offer the Company the opportunity to provide all U.S. outsourcing services up to an additional $144 million over the same period.

On February 17, 1999, the Company acquired Oak Grove Technologies, Inc. ("Oak Grove"), a leader in providing current Good Manufacturing Practice compliance services to the pharmaceutical, biotechnology and medical device industries. The Company acquired Oak Grove in exchange for 87,948 shares of the Company's Common Stock. The acquisition of Oak Grove has been accounted for as a purchase.

On March 29, 1999, the Company acquired Pharmaceutical Marketing Services Inc. ("PMSI") and its core company, Scott-Levin, a leader in pharmaceutical market information and research services in the U.S. The Company acquired PMSI in exchange for approximately 4,993,787 shares of the Company's Common Stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. In addition, the Company agreed to pay contingent value payments to former PMSI

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(unaudited) -- Continued

stockholders who deferred receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. For each deferred share of the Company's Common Stock, the contingent value payment, if any, will be calculated based on the difference between $38.71875 and the average closing price of the Company's Common Stock for 10 days selected at random out of the 20 trading days ending on June 11, 1999. The Company will account for the contingent value payments when settled. The total purchase price of the PMSI acquisition approximates $201.8 million. The Company recorded approximately $111.5 million related to the excess cost over the fair value of net assets required. The acquisition of PMSI has been accounted for as a purchase.

On March 30, 1999, the Company acquired ENVOY, a Tennessee-based provider of healthcare electronic data interchange and data mining services. The Company acquired ENVOY in exchange for approximately 28,465,160 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire approximately 3,914,583 shares of the Company's Common Stock. The acquisition of ENVOY has been accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of ENVOY.

On March 31, 1999, the Company acquired Medlab Pty Ltd and the assets of the Niehaus & Botha ("N & B") partnership, a South African based clinical laboratory, in exchange for 271,146 shares of the Company's Common Stock. The acquisition of N & B has been accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of N & B.

Reconciliation of results of operations previously reported by the separate entities prior to the mergers and as restated for the combined company follows (in thousands, except per share data):


                                                        COMPANY           ENVOY         N & B       CONSOLIDATED
                                                        -------           -----         -----       ------------
     For the three months ended
         March 31, 1999:
     Net revenue                                      $   350,906      $   54,468       $ 2,724       $408,098
     Net income (loss)                                     10,484          (3,316)          535          7,703
     Basic net income per share                              0.13                                         0.07
     Diluted net income per share                     $      0.13                                     $   0.07

     For the three months ended
         March 31, 1998:
     Net revenue                                      $   263,874      $   42,524       $ 2,670       $309,068
     Net income (loss)                                     18,902              75          (105)        18,872
     Basic net income per share                              0.25                                         0.19
     Diluted net income per share                     $      0.24                                     $   0.17

3.     Significant Customers

One customer accounted for 10.2% of consolidated net revenue for the three months ended March 31, 1999. These revenues were earned by the Company's product development and commercialization segments. No customer accounted for greater than 10% of consolidated net revenue for the three months ended March 31, 1998.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(unaudited) - Continued

4.   Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):



                                                              Three Months Ended
                                                                   March 31,

                                                               1999          1998
                                                             --------      --------
       Net income                                            $  7,703      $ 18,872
                                                             ========      ========
       Weighted average shares:
          Basic weighted average shares                       107,027       101,499
          Effect of dilutive securities - Stock options         2,702         6,720
                                                             --------      --------
          Diluted weighted average shares                     109,729       108,219
                                                             ========      ========
       Basic net income per share                            $   0.07      $   0.19
       Diluted net income per share                          $   0.07      $   0.17



Options to purchase approximately 2.0 million shares of common stock with exercise prices ranging between $45.125 and $56.25 per share were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The conversion of the Company's 4.25% Convertible Subordinated Notes into approximately 3.5 million shares of common stock was not included in the computation of diluted net income per share because the effect would be antidilutive.

5.   Comprehensive Income

The following table represents the Company's comprehensive income for the three months ended March 31, 1999 and 1998 (in thousands):


                                             Three Months Ended
                                                  March 31,
                                             1999          1998
                                           -------       --------

       Net income                          $ 7,703       $ 18,872
       Other comprehensive income:
          Unrealized loss on marketable
            securities, net of tax            (232)           (81)
          Foreign currency adjustment       (9,076)         1,014
                                           -------       --------
       Comprehensive (loss) income         $(1,605)      $ 19,805
                                           =======       ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(unaudited) - Continued

6. Credit Arrangements

As a result of the acquisition of PMSI, the Company has a forward sale arrangement with CIBC Oppenheimer ("CIBC") pursuant to which the Company transferred all of the IMS Health common stock in exchange for cash and a note payable of $73.0 million. All of the Company's 1.2 million shares of IMS Health common stock are being held by CIBC as collateral against the Company's obligation to deliver these shares in August 1999.

7. Commitments and Contingencies

In February 1999, Kenneth Hodges ("Plaintiff") filed a civil lawsuit naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, a subsidiary of the Company. The complaint alleges that certain drug trials conducted by Drs. Borison and Diamond in which Plaintiff alleges he participated between 1988 and 1996 were not properly conducted or supervised, that Plaintiff had violent adverse reactions to many of the drugs and that his schizophrenia was aggravated by the drug trials. Consequently, Plaintiff alleges that he was subject to severe mortification, injured feelings, shame, public humiliations, victimization, emotional turmoil and distress. The complaint alleges claims for battery, fraudulent inducement to participate in the drug experiments, medical malpractice, negligence in conducting the experiments, and intentional infliction of emotional distress. Plaintiff seeks to recover his actual damages in unspecified amounts, medical expenses, litigation costs, and punitive damages. Nowhere in the complaint are found any specific allegations against Quintiles Laboratories Limited nor any specific factual connection between the Company and the Plaintiff's claims. The Company believes the claims alleged against it are vague and meritless, and the recovery sought is baseless. The Company intends to vigorously defend itself against these claims.

Three class action complaints were filed in 1998, and later consolidated into a single action against ENVOY and certain of its executive officers. The complaint alleges, among other things, that from February 12, 1997 to August 18, 1998 the defendants issued materially false and misleading statements about ENVOY, its business, operations and financial position and failed to disclose material facts necessary to make defendants' statements not false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserts additional claims under Tennessee common law for fraud and negligent misrepresentation. The complaint alleges that ENVOY failed to disclose that its financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in ENVOY's stock trading at allegedly artificially inflated prices. The Plaintiffs in this action seek unspecified compensatory damages, attorney's fees and other relief. The Company believes that these claims are without merit and intends to defend the allegations vigorously. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these claims can be determined at this time.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements
(unaudited) -- Continued

8. Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for electronic data interchange and related informatics and includes ENVOY, which was acquired in the first quarter of 1999. The Company does not include non- recurring costs ($3.7 million and $5.1 million for the three months ended March 31, 1999 and 1998, respectively), interest income (expense) and income tax (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.



                                 Three Months Ended March 31,
                                     1999          1998
                                     ----          ----
                                        (in thousands)
 Net revenue:
    Product development            $224,213      $155,448
    Commercialization               129,416       111,096
    QUINTERNET(TM) informatics       54,469        42,524
                                   --------      --------
                                   $408,098      $309,068
                                   ========      ========

 Income from operations:
    Product development            $ 27,817      $ 17,813
    Commercialization                12,242        10,263
    QUINTERNET(TM) informatics       12,672         7,960
                                   --------      --------
                                   $ 52,731      $ 36,036
                                   ========      ========


                                             As of
                                March 31, 1999    December 31, 1998
                                --------------    -----------------
 Total assets:
    Product development           $  698,588        $  751,071
    Commercialization                242,150           267,091
    QUINTERNET(TM) informatics       595,602           183,518
                                  ----------        ----------
                                  $1,536,340        $1,201,680
                                  ==========        ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's consolidated financial data have been restated to include ENVOY and N & B.

Three Months Ended March 31, 1999 and 1998

Net revenue for the first quarter of 1999 was $408.1 million, an increase of $99.0 million or 32.0% over the first quarter of 1998 net revenue of $309.1 million. Growth occurred across each of the Company's three segments. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the first quarter of 1998. Net revenue for the product development group increased 44.2% to $224.2 million for the first quarter of 1999 as compared to $155.4 million for the first quarter of 1998. Net revenue for the commercialization group increased 16.5% to $129.4 million for the first quarter of 1999 as compared to $111.1 million for the first quarter of 1998. The product development and commercialization groups experienced particularly strong growth in the Asia Pacific region. Net revenue for the QUINTERNET(TM) informatics group increased 28.1% to $54.5 million for the first quarter of 1999 as compared to $42.5 million for the first quarter of 1998. Along with this increase, the QUINTERNET(TM) informatics group experienced an increase in the volume of transactions processed.

Direct costs, which include compensation and related fringe benefits for billable employees and other expenses directly related to contracts, were $210.5 million or 51.6% of net revenue for the first quarter of 1999 versus $160.9 million or 52.0% of net revenue for the first quarter of 1998.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $123.5 million or 30.3% of net revenue for the first quarter of 1999 versus $95.4 million or 30.9% of net revenue for the first quarter of 1998. The $28.1 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth. Also included in the increase is approximately $2.8 million of incremental costs related to the Company's Year 2000 Program.

Depreciation and amortization were $25.1 million or 6.2% of net revenue for the first quarter of 1999 versus $21.9 million or 7.1% of net revenue for the first quarter of 1998. Included is amortization of certain acquired intangible assets of $3.7 million and $5.1 million for the three months ended March 31, 1999 and 1998, respectively. These intangible assets have been fully amortized as of March 31, 1999. Excluding these expenses, depreciation and amortization were $21.4 million or 5.2% of net revenue for the first quarter of 1999 versus $16.8 million or 5.4% of net revenue for the first quarter of 1998. The $4.6 million increase is primarily due to the increase in the capitalized asset base of the Company.

Income from operations was $49.0 million or 12.0% of net revenue for the first quarter of 1999 versus $31.0 million or 10.0% of net revenue for the first quarter of 1998. Excluding amortization of certain acquired intangible assets as discussed above, income from operations was $52.7 million or 12.9% net revenue for the first quarter of 1999 versus $36.0 million or 11.7% of net revenue for the first quarter of 1998. Income from

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES operations for the product development group increased to $27.8 million or 12.4% of net revenue for the first quarter of 1999 from $17.8 million or 11.5% of net revenue for the first quarter of 1998. Income from operations for the commercialization group increased slightly as a percentage of net revenue to $12.2 million or 9.5% of net revenue for the first quarter of 1999 from $10.3 million or 9.2% of net revenue for the first quarter of 1998. Excluding the amortization of certain acquired intangible assets as discussed above, income from operations for the QUINTERNET(TM) informatics group increased to $12.7 million or 23.3% of net revenue for the first quarter of 1999 from $8.0 million or 18.7% of net revenue for the first quarter of 1998. This increase primarily results from the efficiencies realized due to the increase in the volume of transactions processed.

The effective tax rate for the first quarter of 1999 was 71.5% versus a 37.4% effective tax rate for the first quarter of 1998. Excluding the amortization of certain acquired intangible assets as discussed above and transaction costs which are not generally deductible for tax purposes, the effective tax rate for the first quarter of 1999 was 36.4% as compared to a 31.5% effective tax rate for the first quarter of 1998. The effective tax rate increase resulted primarily from profits generated in locations with higher tax rates. Since the Company conducts operations on a global basis, its effective tax rate may vary.

Liquidity and Capital Resources

Cash inflows from operations were $25.3 million for the three months ended March 31, 1999 versus cash outflows of $110,000 for the comparable period of 1998. Investing activities, for the three months ended March 31, 1999, consisted primarily of capital asset purchases and investment security purchases and maturities. Capital asset purchases required an outlay of cash of $57.2 million for the three months ended March 31, 1999 compared to an outlay of $19.6 million for the same period in 1998. Capital asset expenditures for the three months ended March 31, 1999 included approximately $35 million for the HMR Drug Innovation and Approval Facility acquisition. The remainder of the purchase price, approximately $58 million, is expected to be paid in the second half of 1999 when the acquisition of the physical facility is completed.

As of March 31, 1999, total working capital was $279.1 million versus $238.9 million as of December 31, 1998. Net receivables from clients (accounts receivable and unbilled services, net of unearned income) were $238.3 million at March 31, 1999 as compared to $213.4 million at the end of 1998. As of March 31, 1999, accounts receivable were $234.8 million versus $230.5 million at December 31, 1998. Unbilled services were $155.7 million at March 31, 1999 versus $127.8 million at December 31, 1998, offset by unearned income balances of $152.3 million and $144.9 million, respectively. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, was 44 days at March 31, 1999, as compared to 45 days at December 31, 1998.

In connection with its March 1999 acquisition of PMSI, the Company agreed to pay contingent value payments to former PMSI stockholders who deferred receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. For each deferred share of the Company's Common Stock, the contingent value payment, if any, will be calculated based on the

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES difference between $38.71875 and the average closing price of the Company's Common Stock for 10 days selected at random out of the 20 trading days ending on June 11, 1999. The Company plans to make the contingent value payments, if any, from cash from operations or borrowings under existing lines of credit.

The Company has a pound 15.0 million (approximately $24.3 million) unsecured line of credit with a U.K. bank and a pound 5.0 million (approximately $8.1 million) unsecured line of credit with a second U.K. bank. At March 31, 1999, the Company had pound 17.3 million (approximately $28.0 million) available under these arrangements.

The Company has a $150 million senior unsecured credit facility ("$150.0 million facility") with a U.S. bank. At March 31, 1999, the Company had the full $150 million available under this credit facility. Based upon its current financing plan, the Company believes the $150.0 million facility would be available to retire long-term credit arrangements and obligations, if necessary.

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

Impact of Year 2000 Issue

State of Readiness

The Company has established a Year 2000 Program to address the Year 2000 issue, which results from computer processors and software failing to process date values correctly, potentially causing system failures or data corruption. The Year 2000 issue could cause disruptions of the Company's operations, including, among other things, a temporary inability to process information such as real-time transaction processing for pharmacies and other healthcare providers and payors; receive information, services or products from third parties; interface with customers in the performance of contracts; or operate or communicate in some or all of the regions in which it operates. The Company's computing infrastructure is based on industry standard systems. The scope of the Company's Year 2000 Program includes unique software systems and tools in each of its service groups, especially its product development service group, embedded systems in its laboratory and manufacturing operations, mainframe systems in its QUINTERNET(TM) informatics service group, facilities such as elevators and fire alarms in over 133 offices (which also involve embedded technology) and numerous supplier and other business relationships. The Company has identified critical systems within each service group and is devoting its resources to address these items first.

The Company's Year 2000 Program is directed by the Year 2000 Executive Steering Team, which is comprised of the Company's Chief Information Officer and representatives from regional business units, together with legal, quality assurance and information technology personnel. The Company has established

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES a Year 2000 Program Management Office, staffed by consultants and internal staff, which develops procedures and instructions at a centralized level and oversees performance of the projects that make up the program. Project teams organized by service group and geographic region are responsible for implementation of the individual projects.

The framework for the Company's Year 2000 Program prescribes broad inventory, assessment and planning phases which generally guide its projects. Each project generally includes launch, analysis, remediation, testing and deployment phases. The Company is in the process of assessing those systems, facilities and business relationships which it believes may be vulnerable to the Year 2000 issue and which it believes could impact its operations. Although the Company cannot control whether and how third parties will address the Year 2000 issue, its assessment also will include a limited evaluation of certain services on which it is substantially dependent, and the Company plans to develop contingency plans for possible deficiencies in those services. For example, the Company believes that among its most significant third party service providers are physician investigators who participate in clinical studies conducted through its contract research services and external organizations (such as pharmacies, insurance providers and medical offices) linked to the QUINTERNET(TM) informatics services; consequently, the Company is developing a specialized process to assess and address Year 2000 issues arising from these relationships. The Company does not plan to assess how its customers, such as pharmaceutical and large biotechnology companies, are dealing with the Year 2000 issue.

As the Company completes the assessment of its systems, it is developing plans to renovate, replace or retire them, as appropriate, if they are affected by the Year 2000 issue. Such plans generally include testing of new or renovated systems upon completion of the remedial actions. The Company will utilize both internal and external resources to implement these plans. The Company addressed most systems relating to its healthcare consulting services in 1998, with completion expected in the first half of 1999. The Company also addressed most of its commercialization systems in 1998, and expects to have substantially completed this program during mid-1999. The Company's product development services utilize numerous systems, which it must address individually on disparate schedules, depending on the magnitude and complexity of the particular system. The Company anticipates that remediation or replacement of these systems will be substantially complete by mid-1999, with migration occurring primarily in the second half of 1999. The Company has evaluated the state of readiness of its recent acquisitions, including ENVOY and PMSI which form the core of the Company's informatics services, and has integrated these acquisitions into its Year 2000 Program. The Company's informatics services utilize real-time and batch systems linked to external organizations, and PC based audit and syndicated data systems. The Company anticipates that the remediation and testing of these systems will be substantially complete by mid-1999, and that testing with external organizations will occur primarily in the second half of 1999. The Company expects to complete the core components of its Year 2000 Program before there is a significant risk that internal Year 2000 problems will have a material impact on its operations.

Costs

The Company estimates that the aggregate costs of its Year 2000 Program, including recent acquisitions, will be approximately $20.7 million, including costs already incurred. A significant portion of these costs, approximately $8.1 million, are not likely to be incremental costs, but rather will represent the redeployment

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES of existing resources. This reallocation of resources is not expected to have a significant impact on the Company's day-to-day operations. The Company incurred total Year 2000 Program costs of $8.6 million through March 31, 1999, of which approximately $6.4 million represented incremental expense. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, its ability to meet deadlines and the cooperation of third parties. The Company cannot provide assurance that its assumptions will be correct and that these estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the availability and cost of personnel trained in this area, unforeseen circumstances that would cause the Company to allocate its resources elsewhere and similar uncertainties.

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

In addition, the Company's business depends heavily on the healthcare industry, including third party physician investigators, pharmacies, insurance providers and medical offices. The healthcare industry, and physicians' groups in particular, to date may not have focused on the Year 2000 issue to the same degree as some other industries, especially outside of major metropolitan centers. As a result, the Company faces increased risk that its physician investigators will be unable to provide it with the data that the Company needs to perform under its contracts on time, if at all. Thus, the clinical study involved could be slowed or brought to a halt. The failure due to a Year 2000 issue of an external organization on whose services Quintiles relies significantly could also adversely impact the Company's ability to process transactions in its informatics services. Also, the failure of its customers to address the Year 2000 issue could negatively impact their ability to utilize the Company's services. While it intends to develop contingency plans to address certain of these risks, the Company cannot assure you that any developed plans will sufficiently insulate it from the effects of these risks. Any disruptions resulting from the realization of these risks would affect the Company's ability to perform its services. If the Company is

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES unable to receive or process information, or if third parties are unable to provide information or services to it, the Company may not be able to meet milestones or obligations under its customer contracts, which could have a material adverse effect on its business and financial results.

Contingencies

The Company is in the process of developing business continuity plans for each service area. These plans will primarily be developed during the second half of 1999.

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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the ability of the Company to integrate acquired businesses with the Company's historical operations, the costs and impact of the year 2000 issue, the actual costs of the combining of the acquired businesses, actual operating performance, the ability to operate successfully in the lines of business resulting from the ENVOY and PMSI transactions, the ability to maintain large client contracts or to enter into new contracts and the level of demand for services. See Exhibit 99.01 for additional factors that could cause the Company's actual results to differ.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

As a result of the acquisition of PMSI, the Company has a forward sale agreement with CIBC pursuant to which the Company transferred all of the IMS Health common stock, approximately 1.2 million shares, in exchange for cash and a note payable of $73.0 million. As a result of this forward sale agreement, the Company has mitigated its risk of a decrease in the market value of the IMS Health common stock by agreeing to a pre-determined value with CIBC.

The Company did not have any other material changes in market risk from December 31, 1998.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



PART II.     Other Information

Item 1.      Legal Proceedings

             The Company previously reported certain legal proceedings in its Form 10-K for the fiscal year ended December 31, 1998. There were no material developments in such matters since that report.

Item 2.      Changes in Securities

             On February 17, 1999, the Company completed the acquisition of Oak Grove, a leading provider of current Good Manufacturing Practice compliance services to the pharmaceutical, biotechnology and medical device industries. The Company issued 87,948 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Oak Grove in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the share acquisition agreement.

             On March 31, 1999, the Company completed the acquisition of Medlab Pty Ltd. ("Medlab") and the assets of the Niehaus & Botha partnership ("N&B"), which together comprise a South African-based clinical laboratory. In connection with the acquisition, the Company issued an aggregate of 271,146 shares of its Common Stock, par value $0.01 per share, to the owners of all of the share capital of Medlab and the N&B partnership interests in exchange for all of the outstanding share capital of Medlab and the N&B assets, respectively. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the agreement relating to the purchase of such shares and assets.

             During the three months ended March 31, 1999, options to purchase 25,150 shares of Common Stock were exercised at an average exercise price of $3.7166 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

Item 3.      Defaults upon Senior Securities -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Item 4.      Submission of Matters to a Vote of Security Holders

             On March 30, 1999, the Company held a special meeting of shareholders during which the shareholders:

             (1) Approved a proposal to issue shares of the Company's Common Stock to the shareholders of ENVOY in exchange for their shares of ENVOY common stock and ENVOY Series B convertible preferred stock pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 15, 1998, by and among the Company, QELS Corp. and ENVOY.


                                                                                                            Broker
                                                                 For          Against        Abstain       Non-vote
                                                                 ---          -------        -------       --------
                 Approval of proposal to issue
                    shares of the Company's Common Stock      52,166,689      461,731        177,431      9,381,251



             (2) Approved an amendment to the Company's amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 200,000,000 to 500,000,000.

                                                                                                            Broker
                                                                 For          Against        Abstain       Non-vote
                                                                 ---          -------        -------       --------
                 Approval of an amendment to the
                   Company's Amended and Restated
                   Articles of Incorporation                  48,609,617     13,503,134        74,351           -



Item 5.      Other Information -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES



PART II.     Other Information -- Continued

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit                  Description
                   -------                  -----------
                     3.01                   Amended and Restated Articles of Incorporation, as amended

                     4.01                   Amended and Restated Articles of Incorporation, as amended (included as Exhibit 3.01 hereto)

                    27.01                   Financial Data Schedule for the
                                            Three Months Ended March 31, 1999 (for SEC use only)

                    27.02                   Restated Financial Data Schedule for the
                                            Three Months Ended March 31, 1998 (for SEC use only)

                    99.01                   Risk Factors


         (b) During the three months ended March 31, 1999, the Company filed five reports on Form 8-K.

                   The Company filed a Form 8-K, dated January 27, 1999, to report restated consolidated financial statements and other materials in connection with certain acquisitions accounted for as poolings of interests which were consummated between January 1, 1996 and September 30, 1998. This report also included a copy of the Company's press release announcing its financial results for the fiscal year ended December 31, 1998.

                   The Company filed a Form 8-K, also dated January 27, 1999, as amended by Form 8-K/A on February 17, 1999, to report historical financial statements of each of ENVOY Corporation ("ENVOY") and Pharmaceutical Marketing Services Inc. ("PMSI") and pro forma financial information in accordance with Rule 3-05 and Article 11 of Regulation S-X in connection with the Company's pending acquisitions of those entities.

                   The Company filed a Form 8-K, dated February 17, 1999, including certain historical financial information for each of ENVOY and PMSI for the purpose of updating its disclosure provided in the Company's January 27, 1999 Form 8-K, as amended on February 17, 1999, pursuant to Rule 3-05 of Regulation S-X.

                   The Company filed a Form 8-K, dated March 3, 1999, attaching as an exhibit a copy of the Agreement for the Provision of Research Services and Purchase of Business Assets between Hoechst Marion Roussel, Inc. and Quintiles, Inc. relating to the Company's previously announced acquisition of substantial assets of Hoechst Marion Roussel's Kansas City-based

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                   Drug Innovation and Approval facility and the opening of a Kansas City contract research facility. The March 3, 1999 Form 8-K also included the Company's restated Selected Consolidated Financial Data table and described certain information regarding a recently filed lawsuit which names a subsidiary of the Company as a defendant.

                   The Company filed a Form 8-K, dated March 29, 1999, to report the Company's acquisition of both PMSI and ENVOY.

                   No other reports on Form 8-K were filed during the three months ended March 31, 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Quintiles Transnational Corp.
                       ------------------------------------
                                   Registrant



Date  May 14, 1999                             /s/ Dennis B. Gillings
    ----------------                 -------------------------------------------
                                     Dennis B. Gillings, Chief Executive Officer



Date  May 14, 1999                           /s/ Rachel R. Selisker
    ----------------                 -------------------------------------------
                                     Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX






                   Exhibit                           Description
                   -------                           -----------

                     3.01                   Amended and Restated Articles of Incorporation, as amended

                     4.01                   Amended and Restated Articles of Incorporation, as amended (included as Exhibit 3.01 hereto)

                    27.01                   Financial Data Schedule for the
                                            Three Months Ended March 31, 1999 (for SEC use only)

                    27.02                   Restated Financial Data Schedule for the
                                            Three Months Ended March 31, 1998 (for SEC use only)

                    99.01                   Risk Factors
