Form 10-Q
period 1999-06-30
QUINTILES TRANSNATIONAL CORP
filed 1999-08-13
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1999 was 114,758,559.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                      Index
                                                                           Page
                                                                           ----
Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Condensed consolidated balance sheets -
                    June 30, 1999 and December 31, 1998                      3

                    Condensed consolidated statements of
                    operations - Three months ended June 30,
                    1999 and 1998; six months ended June 30,
                    1999 and 1998                                            4

                    Condensed consolidated statements of
                    cash flows - Six months ended
                    June 30, 1999 and 1998                                   5

                    Notes to condensed consolidated financial
                    statements - June 30, 1999                               6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           12

          Item 3.   Quantitative and Qualitative Disclosure about
                    Market Risk                                             20

Part II.  Other Information

          Item 1.   Legal Proceedings                                       20

          Item 2.   Changes in Securities                                   20

          Item 3.   Defaults upon Senior Securities - Not Applicable        --

          Item 4.   Submission of Matters to a Vote of Security
                    Holders                                                 21

          Item 5.   Other Information - Not Applicable                      --

          Item 6.   Exhibits and Reports on Form 8-K                        22

Signatures                                                                  23

Exhibit Index                                                               24

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30          DECEMBER 31
                                                               1999               1998
                                                           -----------         -----------
                                                           (unaudited)          (Note 1)
                                                                    (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                               $   140,735         $   156,977
   Accounts receivable and unbilled services                   415,578             363,163
   Investments in debt securities                              128,075              32,241
   Prepaid expenses                                             43,541              26,326
   Other current assets                                         21,957              24,112
                                                           -----------         -----------
         Total current assets                                  749,886             602,819

Property and equipment                                         510,391             430,408
Less accumulated depreciation                                 (184,119)           (156,763)
                                                           -----------         -----------
                                                               326,272             273,645
Intangibles and other assets:
   Goodwill, net                                               240,544             124,963
   Other intangibles, net                                       28,116              30,655
   Investments in debt securities                               85,157              65,456
   Investments in marketable equity securities                  14,765                --
   Deferred income taxes                                        71,192              71,401
   Deposits and other assets                                    46,595              41,984
                                                           -----------         -----------
                                                               486,369             334,459
                                                           -----------         -----------
         Total assets                                      $ 1,562,527         $ 1,210,923
                                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                         $     6,268         $       921
   Accounts payable and accrued expenses                       190,895             161,548
   Credit arrangements, current                                104,988              33,818
   Unearned income                                             135,469             153,535
   Income taxes and other current liabilities                   24,550              13,558
                                                           -----------         -----------
        Total current liabilities                              462,170             363,380

Long-term liabilities:
   Credit arrangements, less current portion                   157,941             134,276
   Long-term obligations                                         2,777              23,830
   Deferred income taxes and other liabilities                  44,061              43,305
                                                           -----------         -----------
                                                               204,779             201,411
                                                           -----------         -----------
        Total liabilities                                      666,949             564,791

Shareholders' equity:
   Preferred stock, none and 3,264,800 shares
      issued and outstanding at June 30, 1999
      and December 31, 1998, respectively                         --                    33
   Common stock and additional paid-in capital,
      114,692,192 and 105,775,628 shares issued and
      outstanding at June 30, 1999 and December
      31, 1998, respectively                                   776,695             559,496
   Retained earnings                                           138,631              95,618
   Accumulated other comprehensive income                      (16,024)             (5,198)
   Other equity                                                 (3,724)             (3,817)
                                                           -----------         -----------
        Total shareholders' equity                             895,578             646,132
                                                           -----------         -----------
        Total liabilities and shareholders' equity         $ 1,562,527         $ 1,210,923
                                                           ===========         ===========



The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Three Months Ended June 30      Six Months Ended June 30
                                      --------------------------      ------------------------
                                         1999           1998             1999            1998
                                      ---------       ---------       ---------       ---------
                                                           (in thousands)
Net revenue                           $ 456,413       $ 340,435       $ 869,727       $ 655,505

Costs and expenses:
   Direct                               232,166         175,938         444,924         338,491
   General and administrative           141,345         106,703         266,492         203,692
   Depreciation and amortization         24,015          22,903          49,351          44,971
                                      ---------       ---------       ---------       ---------
                                        397,526         305,544         760,767         587,154
                                      ---------       ---------       ---------       ---------
Income from operations                   58,887          34,891         108,960          68,351

Transaction costs                        (3,464)           (469)        (25,827)         (1,001)
Other income (expense)                    1,245            (266)          1,645            (555)
                                      ---------       ---------       ---------       ---------

Total other expense, net                 (2,219)           (735)        (24,182)         (1,556)
                                      ---------       ---------       ---------       ---------

Income before income taxes               56,668          34,156          84,778          66,795
Income taxes                             21,488          13,738          40,984          25,163
                                      ---------       ---------       ---------       ---------

Net income                            $  35,180       $  20,418       $  43,794       $  41,632
                                      =========       =========       =========       =========

Basic net income per share            $    0.31       $    0.20       $    0.39       $    0.40
                                      =========       =========       =========       =========

Diluted net income per share          $    0.30       $    0.18       $    0.38       $    0.38
                                      =========       =========       =========       =========


The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     SIX MONTHS ENDED JUNE 30
                                                                      1999              1998
                                                                   ---------         ---------
                                                                          (In thousands)
OPERATING ACTIVITIES
Net income                                                         $  43,794         $  41,632
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                       49,351            44,971
  Non-recurring transaction costs                                     25,827              --
  Provision for (benefit from) deferred income tax expense             1,417            (2,686)
  Change in operating assets and liabilities                         (73,018)          (40,649)
  Other                                                                  582               560
                                                                   ---------         ---------
Net cash provided by operating activities                             47,953            43,828

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                    4,132             1,474
Acquisition of property and equipment                                (94,527)          (47,995)
Cash acquired in stock transactions, Note 2                           83,986            (6,901)
Payment of non-recurring transaction costs                           (22,755)             --
Payment of dividends by pooled entities                                 (761)           (2,078)
Purchases of debt securities, net                                    (32,753)          (13,734)
Purchases of equity securities, net                                  (10,640)             --
Other                                                                   (234)             --
                                                                   ---------         ---------
Net cash used in investing activities                                (73,552)          (69,234)

FINANCING ACTIVITIES
Increase in lines of credit, net                                       5,188            (3,657)
Principal payments on credit arrangements                             (4,336)           (9,340)
Issuance of common stock, net                                         11,709            11,309
Other                                                                    (29)             --
                                                                   ---------         ---------
Net cash provided by (used in) financing activities                   12,532            (1,688)

Effect of foreign currency exchange rate changes on cash              (3,175)           (1,048)
                                                                   ---------         ---------

Decrease in cash and cash equivalents                                (16,242)          (28,142)
Cash and cash equivalents at beginning of period                     156,977            93,195
                                                                   ---------         ---------
Cash and cash equivalents at end of period                         $ 140,735         $  65,053
                                                                   =========         =========


The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(unaudited)

June 30, 1999

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Current Report on Form 8-K, dated July 15, 1999 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements of the Company. The financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

On February 17, 1999, the Company acquired Oak Grove Technologies, Inc. ("Oak Grove"), a leader in providing current Good Manufacturing Practice compliance services to the pharmaceutical, biotechnology and medical device industries. The Company acquired Oak Grove in exchange for 87,948 shares of the Company's Common Stock. The acquisition of Oak Grove has been accounted for as a purchase. The Company has evaluated the pro forma disclosure requirements for the Oak Grove transaction and has determined that this transaction is immaterial and therefore, no pro forma disclosures are required.

On March 29, 1999, the Company acquired Pharmaceutical Marketing Services Inc. ("PMSI") and its core company, Scott-Levin, a leader in pharmaceutical market information and research services in the U.S. The Company acquired PMSI in exchange for approximately 4,993,787 shares of the Company's Common Stock.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. In addition, the Company agreed to pay contingent value payments to former PMSI stockholders who deferred receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. The right to receive contingent value payments terminated in accordance with the merger agreement. Accordingly, no contingent value payments were payable to any former PMSI shareholder. The total purchase price of the PMSI acquisition approximates $201.8 million. The Company recorded approximately $111.5 million related to the excess cost over the fair value of net assets acquired, which amount is being amortized over 30 years. The acquisition of PMSI has been accounted for as a purchase. For the periods presented, the Company has evaluated the pro forma disclosure requirements for the PMSI transaction and has determined that this transaction is immaterial and therefore, no pro forma disclosures are required.

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

On May 19, 1999, the Company acquired Minerva Medical plc ("Minerva"), a Scotland-based clinical research organization, in exchange for 1,143,625 shares of the Company's Common Stock. The acquisition of Minerva has been accounted for as a pooling of interests, and as such, all historical data have been restated to include the historical data of Minerva.

On June 3, 1999, the Company acquired SMG Marketing Group Inc. ("SMG"), a Chicago-based leading healthcare market information company, in exchange for 1,170,291 shares of the Company's Common Stock. The acquisition of SMG has been accounted for as a pooling of interests, and as such, all historical data have been restated to include the historical data of SMG.

Reconciliation of results of operations previously reported by the separate entities prior to the mergers and as restated for the combined company follows (in thousands, except per share data):

                                        Company(1)     Minerva      SMG      Consolidated
                                        ----------     -------    -------    ------------
     For the three months ended
        June 30, 1999:
     Net revenue                         $453,252       $ 655     $ 2,506      $456,413
     Net income (loss)                     34,154         619         407        35,180
     Basic net income per share              0.30                                  0.31
     Diluted net income per share        $   0.29                              $   0.30

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                     Company        ENVOY         N & B        Minerva         SMG        Consolidated
                                    ----------     ---------     --------      --------      --------     -----------
For the three months ended
   June 30, 1998:
Net revenue                         $  289,991     $  42,949     $  2,981      $  1,248      $  3,266      $  340,435
Net income (loss)                       20,371           612          164        (1,133)          404          20,418
Basic net income per share                0.26                                                                   0.19
Diluted net income per share        $     0.26                                                             $     0.18

For the six months ended
   June 30, 1999:
Net revenue                         $  804,158     $  54,468     $  2,724      $  1,938      $  6,439      $  869,727
Net income (loss)(2)                    44,638        (3,316)         535           290         1,647          43,794
Basic net income per share(2)             0.45                                                                   0.39
Diluted net income per share(2)     $     0.47                                                             $     0.38

For the six months ended
   June 30, 1998:
Net revenue                         $  553,865     $  85,473     $  5,651      $  3,272      $  7,244      $  655,505
Net income (loss)                       39,273           687           59          (201)        1,814          41,632
Basic net income per share                0.51                                                                   0.40
Diluted net income per share        $     0.50                                                             $     0.38

(1) Includes transaction costs and results of operations for Minerva and SMG since their respective dates of acquisitions.
(2) Includes transaction costs and amortization of certain acquired intangible assets.

3.       Significant Customers

One customer accounted for 13.9% and 12.1% of consolidated net revenue for the three and six months ended June 30, 1999, respectively. These revenues were earned by the Company's product development and commercialization segments. No customer accounted for greater than 10% of consolidated net revenue for the three and six months ended June 30, 1998.

4.       Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                      Three Months Ended June 30   Six Months Ended June 30
                                      --------------------------   ------------------------
                                          1999          1998          1999          1998
                                        --------      --------      --------      --------
Net income                              $ 35,180      $ 20,418      $ 43,794      $ 41,632
                                        ========      ========      ========      ========
Weighted average shares:
   Basic weighted average shares         114,451       104,656       112,004       104,239
   Effect of dilutive securities
       Stock options                       2,982         3,940         3,080         3,299
       Preferred stock                      --           3,264          --           3,264
                                        --------      --------      --------      --------
   Diluted weighted average shares       117,433       111,860       115,084       110,802
                                        ========      ========      ========      ========
Basic net income per share              $   0.31      $   0.20      $   0.39      $   0.40
Diluted net income per share            $   0.30      $   0.18      $   0.38      $   0.38

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Options to purchase approximately 2.4 million and 2.2 million shares of common stock with exercise prices ranging between $40.688 and $56.25 per share were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The conversion of the Company's 4.25% Convertible Subordinated Notes into approximately 3.5 million shares of common stock was not included in the computation of diluted net income per share because the effect would be antidilutive.


5.       Comprehensive Income

The following table represents the Company's comprehensive income for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                            Three Months Ended June 30     Six Months Ended June 30
                                                            --------------------------     ------------------------
                                                               1999           1998           1999           1998
                                                             --------       --------       --------       --------
Net income                                                   $ 35,180       $ 20,418       $ 43,794       $ 41,632
Other comprehensive income:
   Unrealized gain on marketable securities, net of tax         3,809            113          3,577             32
   Foreign currency adjustment                                 (5,162)        (2,590)       (14,274)        (1,643)
                                                             --------       --------       --------       --------
Comprehensive income                                         $ 33,827       $ 17,941       $ 33,097       $ 40,021
                                                             ========       ========       ========       ========


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Three class action complaints were filed in 1998, and later consolidated into a single action against ENVOY and certain of its executive officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserts additional claims under Tennessee common law for fraud and negligent misrepresentation. The complaint alleges, among other things, that ENVOY failed to disclose that its financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in ENVOY's stock trading at allegedly artificially inflated prices. The Plaintiffs in this action seek unspecified compensatory damages, attorney's fees and other relief. The Company believes that these claims are without merit and intends to defend the allegations vigorously. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these claims can be determined at this time.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


8.       Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for electronic data interchange and related informatics and includes primarily ENVOY, which was acquired in the first quarter of 1999. The Company does not include non-recurring costs ($5.1 million for the three months ended June 30, 1998, and $3.7 million and $10.1 million for the six months ended June 30, 1999 and 1998, respectively), interest income (expense) and income tax (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                                 Three Months Ended June 30    Six Months Ended June 30
                                 --------------------------    ------------------------
                                     1999          1998          1999          1998
                                   --------      --------      --------      --------
                                                    (in thousands)
Net revenue:
   Product development             $242,981      $170,493      $468,477      $327,965
   Commercialization                146,686       123,727       276,102       234,823
   QUINTERNET(TM) informatics        66,746        46,215       125,148        92,717
                                   --------      --------      --------      --------
                                   $456,413      $340,435      $869,727      $655,505
                                   ========      ========      ========      ========

Income from operations:
   Product development             $ 30,426      $ 16,919      $ 58,057      $ 35,775
   Commercialization                 13,582        12,795        25,824        23,058
   QUINTERNET(TM) informatics        14,879        10,242        28,800        19,648
                                   --------      --------      --------      --------
                                   $ 58,887      $ 39,956      $112,681      $ 78,481
                                   ========      ========      ========      ========

                              As of June 30, 1999      As of December 31, 1998
                              -------------------      -----------------------
Total assets:
Product development               $  786,816                $  754,129
Commercialization                    249,389                   267,091
QUINTERNET(TM) informatics           526,322                   189,703
                                  ----------                ----------
                                  $1,562,527                $1,210,923
                                  ==========                ==========

9.       Subsequent Events

On July 2, 1999, the Company acquired Medcom, Inc., a New Jersey-based provider of physician meetings and educational events to help pharmaceutical companies raise awareness of their products among healthcare professionals, for approximately $2.5 million in cash. In addition, the Company agreed to pay the former Medcom, Inc. owners earnout payments based on a multiple of 1999 profits for Medcom as defined in the Medcom purchase agreement. The acquisition of Medcom, Inc. will be accounted for as a purchase.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


On July 15, 1999, the Company acquired MediTrain, a Netherlands-based multimedia pharmaceutical sales representative training company, in exchange for 19,772 shares of the Company's Common Stock. The acquisition of MediTrain will be accounted for as a purchase.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's consolidated financial data have been restated to include ENVOY, N & B, Minerva and SMG.

Three Months Ended June 30, 1999 and 1998

Net revenue for the second quarter of 1999 was $456.4 million, an increase of $116.0 million or 34.1% over the second quarter of 1998 net revenue of $340.4 million. Growth occurred across each of the Company's three segments. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the second quarter of 1998 and the Company's 1999 acquisitions accounted for under purchase accounting which contributed approximately $9.9 million of net revenue for the second quarter of 1999. Net revenue for the product development group increased 42.5% to $243.0 million for the second quarter of 1999 as compared to $170.5 million for the second quarter of 1998. Net revenue for the commercialization group increased 18.6% to $146.7 million for the second quarter of 1999 as compared to $123.7 million for the second quarter of 1998. Net revenue for the QUINTERNET(TM) informatics group increased 44.4% to $66.7 million for the second quarter of 1999 as compared to $46.2 million for the second quarter of 1998. The net revenue for the second quarter of 1999 for the QUINTERNET(TM) informatics group included approximately $8.4 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. In addition, the QUINTERNET(TM) informatics group continued to experience an increase in the volume of transactions processed.

Direct costs, which include compensation and related fringe benefits for billable employees, cost of communications and related electronic data interchange ("EDI") and transaction processing expenses and other expenses directly related to contracts, were $232.2 million or 50.9% of net revenue for the second quarter of 1999 versus $175.9 million or 51.7% of net revenue for the second quarter of 1998.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $141.3 million or 31.0% of net revenue for the second quarter of 1999 versus $106.7 million or 31.3% of net revenue for the second quarter of 1998. The $34.6 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth. Also included in the increase is approximately $1.1 million of incremental costs related to the Company's Year 2000 Program.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Depreciation and amortization were $24.0 million or 5.3% of net revenue for the second quarter of 1999 versus $22.9 million or 6.7% of net revenue for the second quarter of 1998. Included is amortization of certain acquired intangible assets of $5.1 million for the three months ended June 30, 1998. These intangible assets were fully amortized as of March 31, 1999. Excluding these expenses, depreciation and amortization were $17.8 million or 5.2% of net revenue for the second quarter of 1998. Excluding the amortization of certain acquired intangible assets, amortization expense increased $1.9 million due to the goodwill amortization resulting from the Company's 1999 acquisitions accounted for under purchase accounting. The remaining $4.6 million increase is primarily due to the increase in the capitalized asset base of the Company.

Income from operations was $58.9 million or 12.9% of net revenue for the second quarter of 1999 versus $34.9 million or 10.2% of net revenue for the second quarter of 1998. Excluding amortization of certain acquired intangible assets as discussed above, income from operations was $40.0 million or 11.7% of net revenue for the second quarter of 1998. Income from operations for the product development group increased to $30.4 million or 12.5% of net revenue for the second quarter of 1999 from $16.9 million or 9.9% of net revenue for the second quarter of 1998. Income from operations for the commercialization group decreased as a percentage of net revenue to $13.6 million or 9.3% of net revenue for the second quarter of 1999 from $12.8 million or 10.3% of net revenue for the second quarter of 1998. Excluding the amortization of certain acquired intangible assets as discussed above, income from operations for the QUINTERNET(TM) informatics group increased slightly to $14.9 million or 22.3% of net revenue for the second quarter of 1999 from $10.2 million or 22.2% of net revenue for the second quarter of 1998.

Other expense increased to $2.2 million for the second quarter of 1999 from $735,000 for the second quarter of 1998. Excluding transaction costs, other income was $1.2 million for the second quarter of 1999 versus other expense of $266,000 for the second quarter of 1998. The $1.4 million change primarily results from an increase in net interest income.

The effective tax rate for the second quarter of 1999 was 37.9% versus a 40.2% effective tax rate for the second quarter of 1998. Excluding the amortization of certain acquired intangible assets as discussed above and transaction costs which are not generally deductible for tax purposes, the effective tax rate for the second quarter of 1999 was 35.7% versus a 34.6% effective tax rate for the second quarter of 1998. The effective tax rate increase resulted primarily from profits generated in locations with higher tax rates. Since the Company conducts operations on a global basis, its effective tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Six Months Ended June 30, 1999 and 1998

Net revenue for the six months ended June 30, 1999 was $869.7 million, an increase of $214.2 million or 32.7% over the six months ended June 30, 1998 net revenue of $655.5 million. Growth occurred across each of the Company's three segments. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to June 30, 1998 and the Company's 1999 acquisitions accounted for under purchase accounting which contributed approximately $10.3 million of net revenue for the six months ended June 30, 1999. Net revenue for the product development group increased 42.8% to $468.5 million for the six months ended June 30, 1999 as compared to $328.0 million for the six months ended June 30, 1998. Net revenue for the commercialization group increased 17.6% to $276.1 million for the six months ended June 30, 1999 as compared to $234.8 million for the six months ended June 30, 1998. Net revenue for the QUINTERNET(TM) informatics group increased 35.0% to $125.1 million for the six months ended June 30, 1999 as compared to $92.7 million for the six months ended June 30, 1998. The net revenue for the six months ended June 30, 1999 for the QUINTERNET(TM) informatics group includes approximately $8.4 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. In addition, the QUINTERNET(TM) informatics group experienced an increase in the volume of transactions processed.

Direct costs, which include compensation and related fringe benefits for billable employees, cost of communications and related EDI and transaction processing expenses and other expenses directly related to contracts, were $444.9 million or 51.2% of net revenue for the six months ended June 30, 1999 versus $338.5 million or 51.6% of net revenue for the six months ended June 30, 1998.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $266.5 million or 30.6% of net revenue for the six months ended June 30, 1999 versus $203.7 million or 31.1% of net revenue for the six months ended June 30, 1998. The $62.8 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth. Also included in the increase is approximately $3.9 million of incremental costs related to the Company's Year 2000 Program.

Depreciation and amortization were $49.4 million or 5.7% of net revenue for the six months ended June 30, 1999 versus $45.0 million or 6.9% of net revenue for the six months ended June 30, 1998. Included is amortization of certain acquired intangible assets of $3.7 million and $10.1 million for the six months ended June 30, 1999 and 1998, respectively. These intangible assets were fully amortized as of March 31, 1999. Excluding these expenses, depreciation and amortization were $45.6 million or 5.2% of net revenue for the six months ended June 30, 1999 versus $34.8 million or 5.3% of net revenue for the six months ended June 30, 1998. Excluding the amortization of certain acquired intangible assets, amortization expense increased approximately $1.3 million due to the goodwill amortization resulting from the Company's 1999 acquisitions accounted for under purchase accounting. The remaining $9.5 million increase is primarily due to the increase in the capitalized asset base of the Company.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Income from operations was $109.0 million or 12.5% of net revenue for the six months ended June 30, 1999 versus $68.4 million or 10.4% of net revenue for the six months ended June 30, 1998. Excluding amortization of certain acquired intangible assets as discussed above, income from operations was $112.7 million or 13.0% of net revenue for the six months ended June 30, 1999 versus $78.5 million or 12.0% of net revenue for the six months ended June 30, 1998. Income from operations for the product development group increased to $58.1 million or 12.4% of net revenue for the six months ended June 30, 1999 from $35.8 million or 10.9% of net revenue for the six months ended June 30, 1998. Income from operations for the commercialization group decreased slightly as a percentage of net revenue to $25.8 million or 9.4% of net revenue for the six months ended June 30, 1999 from $23.1 million or 9.8% of net revenue for the six months ended June 30, 1998. Excluding the amortization of certain acquired intangible assets as discussed above, income from operations for the QUINTERNET(TM) informatics group increased to $28.8 million or 23.0% of net revenue for the six months ended June 30, 1999 from $19.6 million or 21.2% of net revenue for the six months ended June 30, 1998. This increase primarily results from the efficiencies realized due to the increase in the volume of transactions processed.

Other expense increased to $24.2 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 30, 1998. Excluding transaction costs, other income was $1.6 million for the six months ended June 30, 1999 versus other expense of $555,000 for the six months ended June 30, 1998. The $2.2 million change primarily results from an increase in net interest income.

The effective tax rate for the six months ended June 30, 1999 was 48.3% versus a 37.7% effective tax rate for the six months ended June 30, 1998. Excluding the amortization of certain acquired intangible assets as discussed above and transaction costs which are not generally deductible for tax purposes, the effective tax rate for the six months ended June 30, 1999 was 35.8% as compared to a 32.3% effective tax rate for the six months ended June 30, 1998. The effective tax rate increase resulted primarily from profits generated in locations with higher tax rates. Since the Company conducts operations on a global basis, its effective tax rate may vary.


Liquidity and Capital Resources

Cash inflows from operations were $48.0 million for the six months ended June 30, 1999 versus $43.8 million for the comparable period of 1998. Investing activities, for the six months ended June 30, 1999, consisted primarily of capital asset purchases, investment security purchases and maturities and payment of non-recurring transaction costs. Capital asset purchases required an outlay of cash of $94.5 million for the six months ended June 30, 1999 compared to an outlay of $48.0 million for the same period in 1998. Capital asset expenditures for the six months ended June 30, 1999 included approximately $35 million in connection with the acquisition of the HMR Drug Innovation and Approval Facility. The remainder of the purchase price, approximately $58 million, is expected to be paid in the second half of 1999 when the acquisition of the physical facility is completed.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


As of June 30, 1999, total working capital was $287.7 million versus $239.4 million as of December 31, 1998. Net receivables from clients (accounts receivable and unbilled services, net of unearned income) were $280.1 million at June 30, 1999 as compared to $209.6 million at the end of 1998. As of June 30, 1999, accounts receivable were $262.0 million versus $212.7 million at December 31, 1998. Unbilled services were $153.6 million at June 30, 1999 versus $150.4 million at December 31, 1998, offset by unearned income balances of $135.5 million and $153.5 million, respectively. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, was 49 days at June 30, 1999, as compared to 43 days at December 31, 1998. This increase is due to the decrease in unearned income.

During the first six months of 1999, the Company had a (pound sterling) 15.0 million (approximately $24.3 million) unsecured line of credit with a U.K. bank and a (pound sterling) 5.0 million (approximately $8.1 million) unsecured line of credit with a second U.K. bank. In accordance with their terms, both of these facilities expired in May 1999.

In May 1999, the Company entered into a (pound sterling) 10.0 million (approximately $15.9 million) unsecured line of credit with a U.K. bank. The Company also entered into a (pound sterling) 1.5 million (approximately $2.4 million) general banking facility with the same U.K. bank. At June 30, 1999, the Company had (pound sterling) 7.5 million (approximately $12.0 million) available under these arrangements.

The Company has a $150 million senior unsecured credit facility ("$150.0 million facility") with a U.S. bank. At June 30, 1999, the Company had the full $150 million available under this credit facility. Based upon its current financing plan, the Company believes the $150.0 million facility would be available to retire long-term credit arrangements and obligations, if necessary.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Impact of Year 2000 Issue

State of Readiness

The Company continues to implement its Year 2000 Program described in its previous filings. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for information relating to the Company's staffing, framework and scope of its Year 2000 Program.

Current Status

The Company has addressed and substantially completed assessment, remediation, testing and deployment of its systems relating to its commercialization service group. The Company has successfully remediated, replaced and migrated a substantial majority of systems in the Company's product development service group, and anticipates that substantial completion of these systems will occur by the end of the third quarter of 1999. The Company has evaluated the state of readiness of its recent acquisitions, including ENVOY, PMSI and SMG, which form the core of the Company's QUINTERNET(TM) informatics services, and has integrated these acquisitions into its Year 2000 Program. The Company is substantially complete with respect to the systems formerly owned by PMSI and SMG, and it anticipates that remediation, internal testing and deployment of former ENVOY systems will be substantially complete by the end of the third quarter of 1999. The Company expects to complete the core components of its Year 2000 Program before there is a significant risk that internal Year 2000 problems will have a material impact on its operations.

Although the Company cannot control whether and how third parties will address the Year 2000 issue, the Company is conducting a limited evaluation of critical services on which it is substantially dependent. For example, the Company believes that among its most significant third party service providers are physician investigators who participate as independent contractors in clinical studies conducted through its contract research services and external organizations (such as pharmacies, insurance providers and medical offices) linked to the QUINTERNET(TM) informatics services; consequently, the Company is developing a specialized process to assess and address Year 2000 issues arising from these relationships. The Company does not plan to assess how its customers, such as pharmaceutical and large biotechnology companies, are dealing with the Year 2000 issue.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Costs

The Company estimates that the aggregate costs of its Year 2000 Program, including recent acquisitions, will be approximately $20.7 million, including costs already incurred. A significant portion of these costs, approximately $8.1 million, are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the Company's day-to-day operations. The Company incurred total Year 2000 Program costs of $12.3 million through June 30, 1999, of which approximately $7.5 million represented incremental expense. The Company's estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, its ability to meet deadlines and the cooperation of third parties. The Company cannot provide assurance that its assumptions will be correct and that these estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the availability and cost of personnel trained in this area, unforeseen circumstances that would cause the Company to allocate its resources elsewhere, costs relating to the Year 2000 compliance status of acquired companies and similar uncertainties.

Contingencies

The Company is developing business continuity plans for each service area. These plans are specifically created based on the unique characteristics of the affected service group or business unit. The Company will continue to develop and refine these plans through the fourth quarter of 1999.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the ability of the Company to integrate acquired businesses with the Company's historical operations, the costs and impact of the year 2000 issue, the actual costs of the combining of the acquired businesses, actual operating performance, the ability to operate successfully in the lines of business resulting from the ENVOY and PMSI transactions, the Company's ability to introduce new service offerings and achieve commercial success for those offerings, the ability to maintain large client contracts or to enter into new contracts and the level of demand for services. See Exhibit 99.01 for additional factors that could cause the Company's actual results to differ.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Item 2.      Changes in Securities

             On May 19, 1999, the Company completed the acquisition of Minerva, a Scotland-based clinical research organization. The Company issued 1,143,625 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of Minerva in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the share acquisition agreement.

             On June 3, 1999, the Company completed the acquisition of SMG, a Chicago-based healthcare market information company. The Company issued 1,170,291 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by holders of all of the outstanding share capital of SMG in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to Rule 506 of Regulation D and section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the agreement relating to the purchase of such shares and assets.


Item 3.      Defaults upon Senior Securities -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 4.      Submission of Matters to a Vote of Security Holders

             On June 14, 1999, the Company held its Annual Meeting of Shareholders during which the shareholders:

            (1) Elected five nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 2002. The votes were cast as follows:

                                                                                        Broker
                                                   For             Withheld            Non-Vote
                                                ----------         --------            --------
                 Vaughn D. Bryson               85,851,163         195,547               --
                 Rachel R. Selisker             85,864,687         182,023               --
                 Eric J. Topol, M.D.            85,860,263         186,447               --
                 Jim D. Kever                   85,851,764         194,946               --
                 William E. Ford                85,838,410         208,300               --

            (2) Elected one nominee to serve as Class III director with a term continuing until the Annual Meeting of Shareholders in 2000. The votes were cast as follows:

                                                                                        Broker
                                                   For             Withheld            Non-Vote
                                                ----------         --------            --------
                 Fred C. Goad, Jr.              85,739,694         307,016                --

            (3) Approved amendments to the Company's Equity Compensation Plan. The votes were cast as follows:

                                                                                                              Broker
                                                                 For             Against      Abstain        Non-Vote
                                                              ----------       ----------     -------        --------
                 Approval of amendments to Company's
                     Equity Compensation Plan                 49,152,405       36,747,307     146,998           --

            (4) Ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending December 31, 1999. The votes were cast as follows:

                                                                                                              Broker
                                                                 For             Against      Abstain        Non-Vote
                                                              ----------       ----------     -------        --------
                 Ratification of Arthur Andersen LLP          85,976,083          34,155       36,472            --


Item 5.      Other Information -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit       Description
                   -------       -----------

                   10.01         Amended and Restated Equity Compensation Plan

                   27.01         Financial Data Schedule for the
                                 Six Months Ended June 30, 1999

                   99.01         Risk Factors

             (b) During the three months ended June 30, 1999, the Company filed two reports on Form 8-K.

                   The Company filed a Form 8-K, dated April 22, 1999, including its press release announcing the Company's fiscal first quarter 1999 earnings information.

                   The Company filed a Form 8-K, dated April 30, 1999, to publish unaudited financial results covering 30 days of combined operations of the Company and ENVOY following the merger.

                   No other reports on Form 8-K were filed during the three months ended June 30, 1999.

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



Date August 13, 1999                             /s/ Dennis B. Gillings
    -----------------                -------------------------------------------
                                     Dennis B. Gillings, Chief Executive Officer



Date August 13, 1999                             /s/ Rachel R. Selisker
    -----------------                -------------------------------------------
                                     Rachel R. Selisker, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX




                   Exhibit         Description
                   -------         -----------

                   10.01           Amended and Restated Equity Compensation Plan

                   27.01 Financial Data Schedule for the Six Months Ended June 30, 1999

                   99.01           Risk Factors