Form 10-Q
period 1999-09-30
QUINTILES TRANSNATIONAL CORP
filed 1999-11-15
CIK 919623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 340-23520

                             ---------------------

                         QUINTILES TRANSNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                   56-1714315
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                         4709 CREEKSTONE DR., SUITE 200
                             DURHAM, NC 27703-8411
          (Address of principal executive offices, including zip code)

                                 (919) 998-2000
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes     [ ] No

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1999 was 114,951,844.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
Part I.              Financial Information
                     Item 1.       Financial Statements (unaudited)
                                   Condensed consolidated balance sheets -- September 30, 1999
                                   and December 31, 1998                                           3
                                   Condensed consolidated statements of operations -- Three
                                   months ended September 30, 1999 and 1998; nine months ended
                                   September 30, 1999 and 1998                                     4
                                   Condensed consolidated statements of cash flows -- Nine
                                   months ended September 30, 1999 and 1998                        5
                                   Notes to condensed consolidated financial statements --
                                   September 30, 1999                                              6
                     Item 2.       Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations                                      12
                     Item 3.       Quantitative and Qualitative Disclosure about Market Risk      24

Part II              Other Information
                     Item 1.       Legal Proceedings                                              24
                     Item 2.       Changes in Securities                                          25
                     Item 3.       Defaults upon Senior Securities - Not Applicable               25
                     Item 4.       Submission of Matters to a Vote of Security Holders -- Not
                                   Applicable                                                     25
                     Item 5.       Other Information -- Not Applicable                            25
                     Item 6.       Exhibits and Reports on Form 8-K                               25

                                                                                                  26
Signatures

                                                                                                  27
Exhibit Index

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  1999          1998
                                                              ------------   -----------
                                                              (UNAUDITED)     (NOTE 1)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  185,687    $  156,977
  Accounts receivable and unbilled services.................      442,569       363,163
  Investments in debt securities............................       34,958        32,241
  Prepaid expenses..........................................       41,482        26,326
  Other current assets......................................       23,299        24,112
                                                               ----------    ----------
          Total current assets..............................      727,995       602,819

Property and equipment......................................      552,199       430,408
Less accumulated depreciation...............................     (204,892)     (156,763)
                                                               ----------    ----------
                                                                  347,307       273,645
Intangibles and other assets:
  Goodwill, net.............................................      243,566       124,963
  Other intangibles, net....................................       26,922        30,655
  Investments in debt securities............................       76,079        65,456
  Investments in marketable equity securities...............       23,279            --
  Deferred income taxes.....................................       71,291        71,401
  Deposits and other assets.................................       46,773        41,984
                                                               ----------    ----------
                                                                  487,910       334,459
                                                               ----------    ----------
          Total assets......................................   $1,563,212    $1,210,923
                                                               ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................   $    3,496    $      921
  Accounts payable and accrued expenses.....................      201,034       161,548
  Credit arrangements, current..............................      178,190        33,818
  Unearned income...........................................      154,100       153,535
  Income taxes and other current liabilities................       28,192        13,558
                                                               ----------    ----------
          Total current liabilities.........................      565,012       363,380
Long-term liabilities:
  Credit arrangements, less current portion.................        9,682       155,180
  Long-term obligations.....................................        2,874         2,926
  Deferred income taxes and other liabilities...............       45,155        43,305
                                                               ----------    ----------
                                                                   57,711       201,411
                                                               ----------    ----------
          Total liabilities.................................      622,723       564,791

Shareholders' equity:
  Preferred stock, 0 and 3,264,800 shares issued and
     outstanding at September 30, 1999 and December 31,
     1998, respectively.....................................           --            33
  Common stock and additional paid-in capital, 114,951,099
     and 105,775,628 shares issued and outstanding at
     September 30, 1999 and December 31, 1998,
     respectively...........................................      782,143       559,496
  Retained earnings.........................................      169,706        95,618
  Accumulated other comprehensive income....................       (7,684)       (5,198)
  Other equity..............................................       (3,676)       (3,817)
                                                               ----------    ----------
          Total shareholders' equity........................      940,489       646,132
                                                               ----------    ----------
          Total liabilities and shareholders' equity........   $1,563,212    $1,210,923
                                                               ==========    ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS                  NINE MONTHS
                                           ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                         ----------------------      --------------------------
                                           1999          1998           1999            1998
                                         --------      --------      ----------      ----------
                                                            (IN THOUSANDS)
Net revenue............................  $457,827      $362,035      $1,327,554      $1,017,540
Costs and expenses:
  Direct...............................   239,448       186,432         684,372         524,923
  General and administrative...........   147,867       112,822         414,359         316,514
  Depreciation and amortization........    25,726        23,426          75,077          68,397
                                         --------      --------      ----------      ----------
                                          413,041       322,680       1,173,808         909,834
                                         --------      --------      ----------      ----------
Income from operations.................    44,786        39,355         153,746         107,706
Transaction costs......................      (281)       (1,145)        (26,108)         (2,146)
Other income (expense).................       806          (168)          2,451            (723)
                                         --------      --------      ----------      ----------
          Total other income (expense),
            net........................       525        (1,313)        (23,657)         (2,869)
                                         --------      --------      ----------      ----------
Income before income taxes.............    45,311        38,042         130,089         104,837
Income taxes...........................    14,132        16,057          55,116          41,220
                                         --------      --------      ----------      ----------
Net income.............................  $ 31,179      $ 21,985      $   74,973      $   63,617
                                         ========      ========      ==========      ==========
Basic net income per share.............  $   0.27      $   0.21      $     0.66      $     0.61
                                         ========      ========      ==========      ==========
Diluted net income per share...........  $   0.27      $   0.20      $     0.65      $     0.57
                                         ========      ========      ==========      ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                              -------------------------------
                                                                  1999               1998
                                                              ------------        -----------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................   $  74,973           $ 63,617
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      75,077             68,397
  Non-recurring transaction costs...........................      26,108                 --
  Provision for (benefit from) deferred income tax
     expense................................................       2,899             (2,587)
  Change in operating assets and liabilities................     (66,580)           (26,864)
  Other.....................................................         361                247
                                                               ---------           --------
Net cash provided by operating activities...................     112,838            102,810
INVESTING ACTIVITIES
Proceeds from disposition of property and equipment.........       4,367              4,499
Acquisition of property and equipment.......................    (129,550)           (77,084)
Cash acquired in stock transactions.........................      81,980             (6,903)
Payment of non-recurring transaction costs..................     (24,733)                --
Payment of dividends by pooled entities.....................        (761)            (2,583)
(Purchases) maturities of debt securities, net..............     (10,419)             9,722
Purchases of equity securities, net.........................     (12,424)                --
Other.......................................................          (2)                --
                                                               ---------           --------
Net cash used in investing activities.......................     (91,542)           (72,349)
FINANCING ACTIVITIES
Increase (decrease) in lines of credit, net.................       3,334             (9,015)
Principal payments on credit arrangements...................     (10,092)           (14,735)
Issuance of common stock, net...............................      16,331             14,331
Other.......................................................         (29)                --
                                                               ---------           --------
Net cash provided by (used in) financing activities.........       9,544             (9,419)
Effect of foreign currency exchange rate changes on cash....      (2,130)               742
                                                               ---------           --------
Increase in cash and cash equivalents.......................      28,710             21,784
Cash and cash equivalents at beginning of period............     156,977             93,195
                                                               ---------           --------
Cash and cash equivalents at end of period..................   $ 185,687           $114,979
                                                               =========           ========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Current Report on Form 8-K, dated July 15, 1999 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements of the Company. The financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.  MERGERS AND ACQUISITIONS

On January 1, 1999, the Company acquired substantial assets of Hoechst Marion Roussel's ("HMR") Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash, most of which (approximately $58 million) is expected to be paid in the fourth quarter of 1999 when the acquisition of the physical facility is completed. As a part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing HMR development projects over a five-year period. In addition, HMR will offer the Company the opportunity to provide all U.S. outsourcing services up to an additional $144 million over the same period.

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

On March 29, 1999, the Company acquired Pharmaceutical Marketing Services Inc. ("PMSI") and its core company, Scott-Levin, a leader in pharmaceutical market information and research services in the U.S. The Company acquired PMSI in exchange for approximately 4,993,732 shares of the Company's Common Stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. In addition, the Company agreed to pay contingent value payments to former PMSI stockholders who deferred receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. The right to receive contingent value payments terminated in accordance with the merger agreement. Accordingly, no contingent value payments were payable to any former PMSI shareholder. The total purchase price of the PMSI acquisition approximates $201.8 million. The Company recorded approximately $111.5 million related to the excess cost over the fair value of net assets acquired, which amount is being amortized over 30 years. The acquisition of PMSI has been accounted for as a purchase. For the periods presented, the Company has evaluated the pro forma disclosure requirements for the PMSI transaction and has determined that this transaction is immaterial and therefore, no pro forma disclosures are required.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

On March 30, 1999, the Company acquired ENVOY Corporation ("ENVOY"), a Tennessee-based provider of healthcare electronic data interchange and data mining services. The Company acquired ENVOY in exchange for approximately 28,465,083 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire approximately 3,914,583 shares of the Company's Common Stock. The acquisition of ENVOY has been accounted for as a pooling of interests, and as such, all historical financial data have been restated to include the historical financial data of ENVOY.

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

On July 2, 1999, the Company acquired Medcom, Inc., a New Jersey-based provider of physician meetings and educational events to help pharmaceutical companies raise awareness of their products among healthcare professionals, for approximately $2.5 million in cash. In addition, the Company agreed to pay the former Medcom, Inc. owners earnout payments based on a multiple of 1999 profits for Medcom as defined in the Medcom purchase agreement. The acquisition of Medcom, Inc. has been accounted for as a purchase. The Company has evaluated the pro forma disclosure requirements for the Medcom, Inc. transaction and has determined that this transaction is immaterial and therefore, no pro forma disclosures are required.

On July 15, 1999, the Company acquired MediTrain, a Netherlands-based multimedia pharmaceutical sales representative training company, in exchange for 19,772 shares of the Company's Common Stock. The acquisition of MediTrain has been accounted for as a purchase. The Company has evaluated the pro forma disclosure requirements for the MediTrain transaction and has determined that this transaction is immaterial and therefore, no pro forma disclosures are required.

On August 27, 1999, the Company acquired Medicines Control Consultants Pty Ltd. ("MCC"), a South African-based pharmaceutical regulatory consulting group, for approximately $1 million in cash. The acquisition of MCC has been accounted for as a purchase. The Company has evaluated the pro forma disclosure requirements for the MCC transaction and has determined that this transaction is immaterial and therefore, no pro forma disclosures are required.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Reconciliation of results of operations previously reported by the separate entities prior to the mergers and as restated for the combined company follows (in thousands, except per share data):

                                      COMPANY      ENVOY     N & B    MINERVA     SMG     CONSOLIDATED
                                     ----------   --------   ------   -------   -------   ------------
For the three months ended
September 30, 1998:
Net revenue........................  $  308,064   $ 47,290   $2,631   $ 1,157   $ 2,893    $  362,035
Net income (loss)..................      21,449      2,271       24    (1,787)       28        21,985
Basic net income per share.........        0.28                                                  0.21
Diluted net income per share.......  $     0.27                                            $     0.20
For the nine months ended September
  30, 1999:
Net revenue........................  $1,261,985   $ 54,468   $2,724   $ 1,938   $ 6,439    $1,327,554
Net income (loss) (1)..............      75,817     (3,316)     535       290     1,647        74,973
Basic net income per share(1)......        0.74                                                  0.66
Diluted net income per share(1)....  $     0.73                                            $     0.65
For the nine months ended September
  30, 1998:
Net revenue........................  $  861,929   $132,763   $8,282   $ 4,429   $10,137    $1,017,540
Net income (loss)..................      60,722      2,958       83    (1,988)    1,842        63,617
Basic net income per share.........        0.78                                                  0.61
Diluted net income per share.......  $     0.77                                            $     0.57

---------------

(1) Includes transaction costs and amortization of certain acquired intangible assets.

3.  SIGNIFICANT CUSTOMERS

One customer accounted for 10.2% of consolidated net revenue for the nine months ended September 30, 1999. These revenues were earned by the Company's product development and commercialization segments. No customer accounted for greater than 10% of consolidated net revenue for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1998.

4.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Net income..........................................  $31,179    $21,985    $74,973    $63,617
                                                      =======    =======    =======    =======
Weighted average shares:
  Basic weighted average shares.....................  114,907    105,071    112,994    104,510
  Effect of dilutive securities
     Stock options..................................    1,857      2,782      2,312      2,889
     Preferred stock................................       --      3,264         --      3,264
                                                      -------    -------    -------    -------
  Diluted weighted average shares...................  116,764    111,117    115,306    110,663
                                                      =======    =======    =======    =======
Basic net income per share..........................  $  0.27    $  0.21    $  0.66    $  0.61
Diluted net income per share........................  $  0.27    $  0.20    $  0.65    $  0.57

Options to purchase approximately 7.0 million and 3.0 million shares of common stock with exercise prices ranging between $33.94 and $56.25 per share were outstanding during the three and nine months ended

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

September 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The conversion of the Company's 4.25% Convertible Subordinated Notes into approximately 3.5 million shares of common stock was not included in the computation of diluted net income per share because the effect would be antidilutive.

5.  COMPREHENSIVE INCOME

The following table represents the Company's comprehensive income for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Net income..........................................  $31,179    $21,985    $74,973    $63,617
Other comprehensive income:
  Unrealized gain on marketable securities, net of
     tax............................................      641        165      4,218        197
  Foreign currency adjustment.......................    7,572      5,867     (6,702)     4,224
                                                      -------    -------    -------    -------
Comprehensive income................................  $39,392    $28,017    $72,489    $68,038
                                                      =======    =======    =======    =======

6.  CREDIT ARRANGEMENTS

As a result of the acquisition of PMSI, the Company had a forward sale arrangement with CIBC Oppenheimer ("CIBC") pursuant to which the Company transferred all of the IMS Health common stock in exchange for cash and a note payable of $73.0 million. All of the Company's 1.2 million shares of IMS Health common stock were held by CIBC as collateral against the Company's obligation to deliver these shares in August 1999. In accordance with the terms of the agreement, the forward sale and related note payable were settled in August 1999.

7.  COMMITMENTS AND CONTINGENCIES

On September 30, 1999 a class action lawsuit was filed in the United States District Court for the Middle District of North Carolina against the Company and two of its executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock between July 16, 1999 and September 15, 1999. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In particular, among other claims, the complaint alleges that defendants made certain statements about the Company's anticipated growth that were misleading because they failed to disclose that the pharmaceutical industry allegedly had reversed its trend of outsourcing clinical trials and that the Company had been notified that clinical trials for a class of cardiovascular drugs would be discontinued. The complaint seeks unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees.

Since then, three additional class action complaints have been filed against the Company in the same court. These three new actions assert essentially the same claims and seek the same relief as the original complaint. One of the new complaints, filed October 26, 1999, seeks to expand the class to include a purported sub-class of persons who purchased Company call options, or sold Company put options, during the class period. The Company anticipates that all of the existing lawsuits, and any additional suits that may be filed, ultimately will be consolidated into a single action. The Company continues to believe that all of the claims are without merit and intends vigorously to defend the lawsuits.

In February 1999, Kenneth Hodges ("Plaintiff") filed a civil lawsuit naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, a subsidiary of

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

Three class action complaints were filed in 1998, and later consolidated into a single action against ENVOY and certain of its executive officers. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserted additional claims under Tennessee common law for fraud and negligent misrepresentation. On September 15, 1999, the Federal Court for the Middle District of Tennessee granted ENVOY's motion to dismiss each of the complaints. The Court dismissed the claims without prejudice.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

8.  SEGMENTS

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for electronic data interchange and related informatics and includes primarily ENVOY, which was acquired in the first quarter of 1999. The Company does not include non-recurring costs ($5.1 million for the three months ended September 30, 1998, and $3.7 million and $15.2 million for the nine months ended September 30, 1999 and 1998, respectively), interest income (expense) and income tax (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30              SEPTEMBER 30
                                               --------------------    ------------------------
                                                 1999        1998         1999          1998
                                               --------    --------    ----------    ----------
                                                                (IN THOUSANDS)
Net revenue:
  Product development........................  $228,523    $185,417    $  697,000    $  513,382
  Commercialization..........................   161,828     126,435       437,930       361,258
  QUINTERNET(TM) informatics.................    67,476      50,183       192,624       142,900
                                               --------    --------    ----------    ----------
                                               $457,827    $362,035    $1,327,554    $1,017,540
                                               ========    ========    ==========    ==========
Income from operations:
  Product development........................  $ 14,323    $ 20,724    $   72,380    $   56,499
  Commercialization..........................    15,403      10,854        41,227        33,912
  QUINTERNET(TM) informatics.................    15,060      12,842        43,860        32,490
                                               --------    --------    ----------    ----------
                                               $ 44,786    $ 44,420    $  157,467    $  122,901
                                               ========    ========    ==========    ==========

                                                 AS OF SEPTEMBER 30, 1999        AS OF DECEMBER 31, 1998
                                                 ------------------------        -----------------------
Total assets:
  Product development........................           $  847,080                     $  754,129
  Commercialization..........................              271,730                        267,091
  QUINTERNET(TM) informatics.................              444,402                        189,703
                                                        ----------                     ----------
                                                        $1,563,212                     $1,210,923
                                                        ==========                     ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors", contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's judgement concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to efficiently distribute backlog among therapeutic business units and match demand to resources, actual operating performance, the ability to maintain large contracts or enter into new contracts, the ability of the Company to integrate acquired businesses with the Company's historical operations, the costs and impact of the year 2000 issue, the actual costs of the combining of the acquired businesses, the ability to operate successfully in the lines of business resulting from the ENVOY and PMSI transactions, the Company's ability to introduce new service offerings and achieve commercial success for those offerings and the level of demand for services. See "Risk Factors" for additional factors that could cause the Company's actual results to differ.

RESULTS OF OPERATIONS

The Company's consolidated financial data have been restated to include ENVOY, N & B, Minerva and SMG.

  Three Months Ended September 30, 1999 and 1998

Net revenue for the third quarter of 1999 was $457.8 million, an increase of $95.8 million or 26.5% over the third quarter of 1998 net revenue of $362.0 million. Growth occurred across each of the Company's three segments. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the third quarter of 1998 and the Company's 1999 acquisitions accounted for under purchase accounting which contributed approximately $11.0 million of net revenue for the third quarter of 1999. Net revenue for the product development group increased 23.2% to $228.5 million for the third quarter of 1999 as compared to $185.4 million for the third quarter of 1998. This growth was slower than anticipated as a result of several factors, including early termination and delays of clinical trials and utilization rates that were lower than historical levels. Net revenue for the commercialization group increased 28.0% to $161.8 million for the third quarter of 1999 as compared to $126.4 million for the third quarter of 1998. The net revenue for the third quarter of 1999 for the commercialization group included approximately $2.2 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. Net revenue for the QUINTERNET(TM) informatics group increased 34.5% to $67.5 million for the third quarter of 1999 as compared to $50.2 million for the third quarter of 1998. The net revenue for the third quarter of 1999 for the QUINTERNET(TM) informatics group included approximately $7.7 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. In addition, the QUINTERNET(TM) informatics group continued to experience an increase in the volume of transactions processed.

Direct costs, which include compensation and related fringe benefits for billable employees, cost of communications and related electronic data interchange ("EDI") and transaction processing expenses and other expenses directly related to contracts, were $239.4 million or 52.3% of net revenue for the third quarter of 1999 versus $186.4 million or 51.5% of net revenue for the third quarter of 1998. The increase in direct costs as a percentage of net revenue was primarily attributable to a decrease in the utilization rates achieved during the third quarter, as discussed above.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $147.9 million or 32.3% of net revenue for the third quarter of 1999 versus $112.8 million or 31.2% of net revenue for the third quarter of 1998. Also included in general and administrative expenses were incremental costs related to the Company's Year 2000 Program of $2.9 million for the third quarter of 1999 versus $1.2 million for the third quarter of 1998. The remaining $33.3 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

Depreciation and amortization were $25.7 million or 5.6% of net revenue for the third quarter of 1999 versus $23.4 million or 6.5% of net revenue for the third quarter of 1998. Included is amortization of certain acquired intangible assets of $5.1 million for the three months ended September 30, 1998. These intangible assets were fully amortized as of March 31, 1999. Excluding these expenses, depreciation and amortization were $18.4 million or 5.1% of net revenue for the third quarter of 1998. Excluding the amortization of certain acquired intangible assets, amortization expense increased $1.8 million due to the goodwill amortization resulting from the Company's 1999 acquisitions accounted for under purchase accounting. The remaining $5.5 million increase is primarily due to the increase in the capitalized asset base of the Company.

Income from operations was $44.8 million or 9.8% of net revenue for the third quarter of 1999 versus $39.4 million or 10.9% of net revenue for the third quarter of 1998. Excluding amortization of certain acquired intangible assets as discussed above, income from operations was $44.4 million or 12.3% of net revenue for the third quarter of 1998. Income from operations for the product development group decreased to $14.3 million or 6.3% of net revenue for the third quarter of 1999 from $20.7 million or 11.2% of net revenue for the third quarter of 1998. This decrease results from the early termination and delays of clinical programs and lower utilization rates as discussed above and an increase of approximately $1.6 million in incremental costs incurred related to the Company's Year 2000 Program. Income from operations for the commercialization group increased to $15.4 million or 9.5% of net revenue for the third quarter of 1999 from $10.9 million or 8.6% of net revenue for the third quarter of 1998. Excluding the amortization of certain acquired intangible assets as discussed above, income from operations for the QUINTERNET(TM) informatics group increased to $15.1 million or 22.3% of net revenue for the third quarter of 1999 from $12.8 million or 25.6% of net revenue for the third quarter of 1998.

Other income was $525,000 for the third quarter of 1999 versus other expense of $1.3 million for the third quarter of 1998. Excluding transaction costs, other income was $806,000 for the third quarter of 1999 versus other expense of $168,000 for the third quarter of 1998. The $974,000 fluctuation was due to an increase in net interest income of $1.4 million which was partially offset by a $400,000 increase in other expense.

The effective tax rate for the third quarter of 1999 was 31.2% versus a 42.2% effective tax rate for the third quarter of 1998. Excluding the amortization of certain acquired intangible assets as discussed above and transaction costs which are not generally deductible for tax purposes, the effective tax rate for the third quarter of 1999 was 31.0% versus a 36.3% effective tax rate for the third quarter of 1998. The effective tax rate decrease resulted primarily from profits generated in locations with lower tax rates. Since the Company conducts operations on a global basis, its effective tax rate may vary.

  Nine Months Ended September 30, 1999 and 1998

Net revenue for the nine months ended September 30, 1999 was $1.3 billion, an increase of $310.0 million or 30.5% over the nine months ended September 30, 1998 net revenue of $1.0 billion. Growth occurred across each of the Company's three segments. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to September 30, 1998 and the Company's 1999 acquisitions accounted for under purchase accounting which contributed approximately $21.3 million of net revenue for the nine months ended September 30, 1999. Net revenue for the product development group increased 35.8% to $697.0 million for the nine months ended September 30, 1999 as compared to $513.4 million for the nine months ended September 30, 1998. Net revenue for the commercialization group increased 21.2% to $437.9 million

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

for the nine months ended September 30, 1999 as compared to $361.3 million for the nine months ended September 30, 1998. The net revenue for the nine months ended September 30, 1999 for the commercialization group included approximately $2.2 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. Net revenue for the QUINTERNET(TM) informatics group increased 34.8% to $192.6 million for the nine months ended September 30, 1999 as compared to $142.9 million for the nine months ended September 30, 1998. The net revenue for the nine months ended September 30, 1999 for the QUINTERNET(TM) informatics group includes approximately $16.1 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. In addition, the QUINTERNET(TM) informatics group experienced an increase in the volume of transactions processed.

Direct costs, which include compensation and related fringe benefits for billable employees, cost of communications and related EDI and transaction processing expenses and other expenses directly related to contracts, were $684.4 million or 51.6% of net revenue for the nine months ended September 30, 1999 versus $524.9 million or 51.6% of net revenue for the nine months ended September 30, 1998.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $414.4 million or 31.2% of net revenue for the nine months ended September 30, 1999 versus $316.5 million or 31.1% of net revenue for the nine months ended September 30, 1998. Also included in general and administrative expenses were incremental costs related to the Company's Year 2000 Program of $6.8 million for the nine months ended September 30, 1999 versus $1.2 million for the nine months ended September 30, 1998. The remaining $92.2 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from the Company's growth.

Depreciation and amortization were $75.1 million or 5.7% of net revenue for the nine months ended September 30, 1999 versus $68.4 million or 6.7% of net revenue for the nine months ended September 30, 1998. Included is amortization of certain acquired intangible assets of $3.7 million and $15.2 million for the nine months ended September 30, 1999 and 1998, respectively. These intangible assets were fully amortized as of March 31, 1999. Excluding these expenses, depreciation and amortization were $71.4 million or 5.4% of net revenue for the nine months ended September 30, 1999 versus $53.2 million or 5.2% of net revenue for the nine months ended September 30, 1998. Excluding the amortization of certain acquired intangible assets, amortization expense increased approximately $3.1 million due to the goodwill amortization resulting from the Company's 1999 acquisitions accounted for under purchase accounting. The remaining $15.0 million increase is primarily due to the increase in the capitalized asset base of the Company.

Income from operations was $153.7 million or 11.6% of net revenue for the nine months ended September 30, 1999 versus $107.7 million or 10.6% of net revenue for the nine months ended September 30, 1998. Excluding amortization of certain acquired intangible assets as discussed above, income from operations was $157.5 million or 11.9% of net revenue for the nine months ended September 30, 1999 versus $122.9 million or 12.1% of net revenue for the nine months ended September 30, 1998. Income from operations for the product development group increased to $72.4 million or 10.4% of net revenue for the nine months ended September 30, 1999 from $56.5 million or 11.0% of net revenue for the nine months ended September 30, 1998. Income from operations for the commercialization group increased to $41.2 million or 9.4% of net revenue for the nine months ended September 30, 1999 from $33.9 million or 9.4% of net revenue for the nine months ended September 30, 1998. Excluding the amortization of certain acquired intangible assets as discussed above, income from operations for the QUINTERNET(TM) informatics group increased to $43.9 million or 22.8% of net revenue for the nine months ended September 30, 1999 from $32.5 million or 22.7% of net revenue for the nine months ended September 30, 1998. This increase primarily results from the efficiencies realized due to the increase in the volume of transactions processed.

Other expense increased to $23.7 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. Excluding transaction costs, other income was $2.5 million for the nine months ended September 30, 1999 versus other expense of $723,000 for the nine months ended September 30, 1998. The $3.2 million change primarily results from an increase in net interest income.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

The effective tax rate for the nine months ended September 30, 1999 was 42.4% versus a 39.3% effective tax rate for the nine months ended September 30, 1998. Excluding the amortization of certain acquired intangible assets as discussed above and transaction costs which are not generally deductible for tax purposes, the effective tax rate for the nine months ended September 30, 1999 was 34.5% as compared to a 33.7% effective tax rate for the nine months ended September 30, 1998. The effective tax rate increase resulted primarily from profits generated in locations with higher tax rates. Since the Company conducts operations on a global basis, its effective tax rate may vary.

Results of operations for the nine months ended September 30, 1999 were impacted in the third quarter of 1999 by the same factors discussed under three months results of operations for the product development group.

LIQUIDITY AND CAPITAL RESOURCES

Cash inflows from operations were $112.8 million for the nine months ended September 30, 1999 versus $102.8 million for the comparable period of 1998. Investing activities, for the nine months ended September 30, 1999, consisted primarily of capital asset purchases, investment security purchases and maturities and payment of non-recurring transaction costs. Capital asset purchases required an outlay of cash of $129.6 million for the nine months ended September 30, 1999 compared to an outlay of $77.1 million for the same period in 1998. Capital asset expenditures for the nine months ended September 30, 1999 included approximately $35 million in connection with the acquisition of the HMR Drug Innovation and Approval Facility. The remainder of the purchase price, approximately $58 million, is expected to be paid in the fourth quarter of 1999 when the acquisition of the physical facility is completed.

As of September 30, 1999, total working capital was $163.0 million versus $239.4 million as of December 31, 1998. Net receivables from clients (accounts receivable and unbilled services, net of unearned income) were $288.5 million at September 30, 1999 as compared to $209.6 million at the end of 1998. As of September 30, 1999, accounts receivable were $280.3 million versus $212.7 million at December 31, 1998. Unbilled services were $162.3 million at September 30, 1999 versus $150.4 million at December 31, 1998, offset by unearned income balances of $154.1 million and $153.5 million, respectively. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, was 50 days at September 30, 1999, as compared to 43 days at December 31, 1998.

During the first five months of 1999, the Company had a L15.0 million (approximately $24.3 million) unsecured line of credit with a U.K. bank and a L5.0 million (approximately $8.1 million) unsecured line of credit with a second U.K. bank. In accordance with their terms, both of these facilities expired in May 1999.

In May 1999, the Company entered into a L10.0 million (approximately $16.4 million) unsecured line of credit with a U.K. bank. The Company also entered into a L1.5 million (approximately $2.5 million) general banking facility with the same U.K. bank. At September 30, 1999, the Company had L9.4 million (approximately $15.4 million) available under these arrangements.

The Company has a $150 million senior unsecured credit facility ("$150.0 million facility") with a U.S. bank. At September 30, 1999, the Company had the full $150 million available under this credit facility. Based upon its current financing plan, the Company believes the $150.0 million facility would be available to retire long-term credit arrangements and obligations, if necessary.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

RISK FACTORS

In addition to the other information provided or incorporated by reference in our reports, you should consider the following factors carefully in evaluating us and our business. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Changes in Outsourcing Trends in the Pharmaceutical and Biotechnology Industries Could Adversely Affect Our Operating Results and Growth Rate

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations such as ours to conduct large clinical research and sales and marketing projects. This practice has grown substantially in the 1990s, and we have benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing has slowed. If these industries reduced their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

We May Not Be Able to Successfully Integrate PMSI and ENVOY Into Our Business

In March 1999 we completed the acquisitions of Pharmaceutical Marketing Services, Inc. and ENVOY Corporation. ENVOY is the largest acquisition we have completed to date, and PMSI is one of the largest we have ever completed. We may not achieve the intended benefits of the mergers with PMSI and ENVOY if we are unable to integrate these businesses with our own successfully. The PMSI and ENVOY acquisitions have expanded our lines of business and thus involve new risks. ENVOY is a provider of electronic data interchange (or "EDI") and data analysis services; PMSI provides market research audits and other studies for the pharmaceutical industry. If either of these acquisitions fails to meet our performance expectations, our results of operation and financial condition could be materially adversely affected. We could encounter a number of difficulties in the integration of these businesses, such as:

     - retaining PMSI's customers among pharmaceutical companies;

     - retaining ENVOY's EDI customers among pharmacies, health insurance companies, hospitals and other healthcare providers;

     - maintaining and increasing PMSI's and ENVOY's competitive presence in the healthcare industry;

     - the ability to operate and expand the data analysis portion of ENVOY's business;

     - continuing to operate each of PMSI's and ENVOY's businesses efficiently;
       or

     - retaining key PMSI and ENVOY employees.

For example, if either acquired company's current customers are uncertain about our commitment to support their existing products and services, they could cancel or refuse to renew current contracts. In addition, the combined company may be unsuccessful in expanding or retaining its competitive position in the current and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

new sectors of the healthcare industry in which it now operates as a result of factors such as its inability to properly market either acquired company's services and products. Furthermore, the successful integration of PMSI and ENVOY depends on the contribution of certain key PMSI and ENVOY employees. The loss of any key personnel could result in less efficient business operations for the combined company and could seriously harm its business.

If Companies We Acquire Do Not Perform as Expected or if We Are Unable to Make Strategic Acquisitions, Our Business Could Be Adversely Affected

A key element of our growth strategy depends on our ability to complete acquisitions that complement or expand our business and successfully integrate the acquired companies into our operations. If we are unable to successfully execute our acquisition strategy, there could be a material adverse effect on our business, results of operations and financial condition. In the past, some of our acquisitions performed below our expectations in the short term, but we experienced no impact to our expectations for our overall results, due in part to the size of such acquisitions and the performance of other areas of our business. In the future, if we are unable to operate the business of an acquired company so that its results meet our expectations, those results could have a negative impact on our results as a whole. The risk that our results may be affected if we are unable to successfully operate the businesses we acquire may increase in proportion with (1) the size of the businesses we acquire, (2) the lines of business we acquire and (3) the number of acquisitions we complete in any given time period.

In 1998, we completed 11 acquisitions and announced agreements to acquire PMSI and ENVOY. As of September 30, 1999, we have completed another nine acquisitions, including PMSI and ENVOY. In addition, we are currently reviewing many acquisition candidates and continually evaluating and competing for new acquisition opportunities. Other risk factors we face as a result of our aggressive acquisition strategy include the following:

     - the ability to achieve anticipated synergies from combined operations;

     - integrating the operations and personnel of acquired companies, especially those in lines of business that differ from our current lines of business;

     - the ability of acquired companies to meet anticipated revenue and net income targets;

     - potential loss of the acquired companies' key employees;

     - the possibility that we may be adversely affected by risk factors present at the acquired companies, including Year 2000 risks;

     - potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the sellers;

     - risks of assimilating differences in foreign business practices and overcoming language barriers (for acquisitions of foreign companies); and

     - risks experienced by companies in general that are involved in acquisitions.

Due to these risks, we may not be able to successfully execute our acquisition strategy.

If We Are Unable to Successfully Develop and Market Potential New Services, Our Growth Could Be Adversely Affected

Another key element of our growth strategy is the successful development and marketing of new services which complement or expand our existing business. If we are unable to succeed in (1) developing new services and (2) attracting a customer base for those newly developed services, we will not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be adversely affected.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

For example, as a result of our acquisition of ENVOY, we are expanding our pharmaceutical and healthcare information and market research services. Providers of these services analyze healthcare information to study aspects of current healthcare products and procedures for use in producing new products and services or in analyzing sales and marketing of existing products. We believe that the healthcare information ENVOY processes in its current business could be utilized to create new data analysis services. In addition to the other difficulties associated with the development of any new service, our ability to develop this line of service may be limited further by contractual provisions limiting our use of the healthcare information or the legal rights of others that may prevent or impair our use of the healthcare information. Due to these and other limitations, we cannot assure you that we will be able to develop this type of service successfully. Our inability to develop new products or services or any delay in development may adversely affect our ability to realize some of the synergies we anticipate from the acquisition of ENVOY and to maintain our rate of growth in the future.

Our Results Could Be Adversely Affected by the Potential Loss or Delay of Our Large Contracts

Many of our contract research customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins and termination may result in lower resource utilization rates. Still, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, our EDI customers under certain circumstances may enter into contracts with other providers which lessen the number of transactions processed by or under our contracts.

Our Backlog May Not Be Indicative of Future Results

We report backlog based on anticipated net revenue from uncompleted projects that a customer has authorized. Backlog does not include anticipated net revenue from our transaction processing services since the contracts do not quantify the volume of transactions processed. We cannot assure you that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including:

     - the variable size and duration of projects (some are performed over several years);

     - the loss or delay of projects; and

     - a change in the scope of work during the course of a project.

We Face Risks Concerning the Year 2000 Issue

  If We or Our Vendors Do Not Adequately Prepare for the Year 2000 Issue, Our Operations Could be Disrupted

We continue to implement our Year 2000 Program described in our previous filings with the Securities and Exchange Commission, and we refer you to our Form 10-K for the fiscal year ended December 31, 1998 for information relating to the staffing, framework and scope of our Year 2000 Program. We have addressed and substantially completed our assessment, remediation, testing and deployment of our systems for all service groups. A very small number of remaining systems are currently undergoing remediation, testing and deployment and are anticipated to be complete by the end of 1999. Furthermore, ENVOY, one of our recent acquisitions, will continue testing with customers through the end of 1999. We expect to complete the core components of our Year 2000 Program before there is a significant risk that internal Year 2000 problems will have a material impact on our operations.

Although we cannot control whether and how third parties will address the Year 2000 issue, we are conducting a limited evaluation of services on which we are substantially dependent. For example, we believe that among our most significant third party service providers are physician investigators who participate as independent

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

contractors in clinical studies conducted through our contract research services and external organizations (such as pharmacies, insurance providers and medical offices) linked to our QUINTERNET(TM) informatics services. We do not plan to assess how our customers, such as pharmaceutical and large biotechnology companies, are dealing with the Year 2000 issue.

  If Our Costs of Addressing the Year 2000 Issue Exceed Our Estimates, Our Net Income Could Be Adversely Affected

We estimate that the aggregate costs of our Year 2000 Program, including recent acquisitions, will be approximately $20.7 million, including costs already incurred. A significant portion of these costs, approximately $8.1 million, are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on our day-to-day operations. We incurred total Year 2000 Program costs of $16.8 million through September 30, 1999, of which approximately $10.4 million represented incremental expense. Our estimates regarding the cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, our ability to meet deadlines and the cooperation of third parties. We cannot assure you our assumptions will be correct and that these estimates will be achieved. Actual results could differ materially from our expectations as a result of numerous factors, including the availability and cost of personnel trained in this area, unforeseen circumstances that would cause us to allocate our resources elsewhere, costs relating to the Year 2000 compliance status of acquired companies and similar uncertainties.

We are developing and finalizing business continuity plans for each service area. These plans are specifically created based on the unique characteristics of the affected service group or business unit and each plan will vary based on the internal and third party risks identified and prioritized for the applicable service group or business unit. Each plan may also identify incident response teams to allocate appropriate resources where required and to initiate and implement decisions in the event of a Year 2000 related failure. We will continue to develop and refine these plans through the fourth quarter of 1999.

  Our Business Could Be Adversely Affected if Year 2000 Issues Are Not Adequately Addressed in Other Parts of the World or by Companies With Which We Do Business

We face both internal and external risks from the Year 2000 issue. If realized, these risks could have a material adverse effect on our business, results of operations or financial condition. The decentralized nature of our business may compound these risks if we are unable to coordinate efforts across our global operations. We believe that our Year 2000 Program will successfully address these risks, however, we cannot assure you that this program will effectively address all Year 2000 issues. Notwithstanding our Year 2000 Program, we also face external risks that may be beyond our control. Our international operations and our relationships with foreign third parties create additional risks for us, as many countries outside the United States have been less attuned to the Year 2000 issue. These risks include the possibility that infrastructural systems, such as electricity, water, natural gas or telephony, will fail in some or all of the regions in which we operate, as well as the danger that the internal systems of our foreign suppliers, service providers and customers will fail. Our business also requires considerable travel, and our ability to perform services under our customer contracts could be negatively affected if air travel is disrupted by the Year 2000 issue.

In addition, our business depends heavily on the healthcare industry, including third party physician investigators, pharmacies, insurance providers and medical offices. The healthcare industry, and physicians' groups in particular, to date may not have focused on the Year 2000 issue to the same degree as some other industries, especially outside of major metropolitan centers. As a result, we face increased risk that our physician investigators will be unable to provide us with the data that we need to perform under our contracts on time, if at all. Thus, the clinical study involved could be slowed or brought to a halt. The failure due to a Year 2000 issue of an external organization on whose services we rely significantly could also impact our ability to process transactions in our informatics services. Also, the failure of our customers to address the Year 2000 issue could negatively impact their ability to utilize our services. While we intend to develop

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

contingency plans to address certain of these risks, we cannot assure you that any developed plans will sufficiently insulate us from the effects of these risks. Any disruptions resulting from the realization of these risks would affect our ability to perform our services. If we are unable to receive or process information, or if third parties are unable to provide information or services to us, we may not be able to meet milestones or obligations under our customer contracts, which could have a material adverse effect on our business, results of operations and financial condition.

If We Lose the Services of Dennis Gillings or Other Key Personnel, Our Business Could Be Adversely Affected

Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Chairman of the Board of Directors and Chief Executive Officer. We maintain key man life insurance on Dr. Gillings in the amount of $3 million. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings, or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition.

Our Product Development Services Create a Risk of Liability From Clinical Trial Participants and the Parties With Whom We Contract

We contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include supervising clinical trials, data and laboratory analysis, patient recruitment and other services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards trial participants could be affected. These events would create a risk of liability to us from the drug companies with whom we contract or the study participants.

We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. Nonetheless, it is possible we could be found liable for those types of losses.

In addition to supervising tests or performing laboratory analysis, we also own a number of labs where Phase I clinical trials are conducted. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety. We also could be liable for the general risks associated with ownership of such a facility. These risks include, but are not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers.

We maintain insurance to cover these risks but the insurance might not be adequate and it would not cover the risk of a drug company deciding not to do business with us as a result of poor performance.

Relaxation of Government Regulation Could Decrease the Need For the Services We Provide

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development/approval process. A large part of our business involves helping pharmaceutical and biotechnology companies through the regulatory drug approval process. Any relaxation in regulatory approval standards could eliminate or substantially reduce the need for our services, and, as a result, our business, results of

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

operations and financial condition could be materially adversely affected. Potential regulatory changes under consideration in the United States and elsewhere include mandatory substitution of generic drugs for patented drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures. These and other changes in regulation could have an impact on the business opportunities available to us.

Failure to Comply With Existing Regulations Could Result in a Loss of Revenue

Any failure on our part to comply with applicable regulations could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us.

Proposed Regulations May Increase the Cost of Our Business or Limit Our Service Offerings

Certain of our current services relate to the diagnosis and treatment of disease. The confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business, are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and federal levels. This legislation may (1) require us to implement security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These and other changes in regulation could limit our ability to offer some of our products or have an impact on the business opportunities available to us.

Industry Regulation May Restrict Our Ability to Analyze and Disseminate Pharmaceutical and Healthcare Data

As described above, the pharmaceutical industry is subject to extensive regulations at the federal, state and international levels, including limitations on the prices drug companies may charge. Such regulations may cause our pharmaceutical company clients to revise or reduce their marketing programs. In addition, we are directly subject to certain restrictions on the collection and use of data. Laws relating to the collection and use of data are evolving, as are contractual rights. We cannot assure you that contractual restrictions imposed by our customers, legislation or regulations will not, now or in the future, directly or indirectly restrict the analysis or dissemination of the type of information we gather and therefore materially adversely affect our operations.

Consolidation in the Healthcare Industry May Adversely Affect Our Business

Many healthcare providers and payors are consolidating to create larger healthcare organizations. This consolidation reduces the number of potential customers for our EDI and data analysis services, and the increased bargaining power of these organizations could lead to reductions in the amounts paid for such services. For example, payors and other healthcare information companies, such as billing services and practice management vendors, which currently utilize our EDI services, have developed or acquired transaction processing and networking capabilities and may cease utilizing our EDI services in the future. Industry developments are increasing the amount of capitation-based care and reducing the need for providers to make claims or reimbursements for products or services. The impact of these developments in the healthcare EDI and transaction processing industry, as well as the import for the development of new data analysis products, is difficult to predict and could materially adversely affect our business.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Our Services Are Subject to Evolving Industry Standards and Rapid Technological Changes

The markets for our services, particularly our QUINTERNET(TM) informatics services, which include our EDI and data analysis services, are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to:

     - enhance our existing services;

     - introduce new services on a timely and cost-effective basis to meet evolving customer requirements;

     - achieve market acceptance for new services; and

     - respond to emerging industry standards and other technological changes.

Particularly, the current industry standard EDI platform for processing transactions could be replaced or supplemented by an internet platform to handle these transactions. Some of our competitors in the EDI business are beginning to implement such a platform. If others succeed in implementing an internet platform and are able to gain market acceptance of that platform, whether or not we develop and execute an internet platform, our EDI business could be materially adversely affected.

Exchange Rate Fluctuations May Affect Our Results of Operations and Financial Condition

We derive a large portion of our net revenue from international operations; for example, we derived approximately 44.3% of our 1998 net revenue from outside the United States. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

     - Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

     - Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the euro and existing national currencies. On January 1, 2002, the euro will become the sole currency in these countries. We are evaluating the impact that conversion to the euro will have on our business. In particular we are reviewing (1) whether we may have to change the prices of our services in the different countries because they will now be dominated in the same currency in each country and (2) whether we will have to change the terms of any financial instruments in connection with our hedging activities described above. Based on current information and our initial evaluation, we do not expect the cost of any necessary corrective action to seriously harm our business. However, we will continue to evaluate the impact of these and other possible effects of the conversion to the euro on our business. We cannot assure you that the costs associated with the conversion to the euro will not in the future seriously harm our business, results of operations or financial condition.

We May Be Adversely Affected By Customer Concentration

We have one customer that accounted for 10.2% of our revenues for the nine months ended September 30, 1999. These revenues resulted from services provided by our product development and commercialization

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

service groups. If this or any future customer of similar size decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

We Rely on Specific Data Centers for Our EDI Business

Our EDI business relies on a host computer system to perform real-time EDI transaction processing. This host computer system is contained in a single data facility. The host computer system does not have a remote backup data center. Although the host computer system is insured, if there is a fire or other disaster at the data facility, our EDI business could be materially adversely affected.

Our EDI business also relies on a data center operated by a third party to perform many of our other healthcare EDI transaction processing services. The facility is located in Tampa, Florida and is operated by GTE Data Services Incorporated, with whom we have contracted for such processing services. Our EDI business relies primarily on this facility to process batch claims and other medical EDI transaction sets. Our contract with GTE requires GTE to maintain continuous processing capability and a "hot site" disaster recovery system. This contract expires in December 2003. If the GTE facility's services are disrupted or delayed, our EDI business could be materially adversely affected.

We Cannot Predict the Need for Independent Healthcare EDI Processing

Our EDI business strategy anticipates that providers of healthcare services and payors will increase their use of electronic processing of healthcare transactions in the future. The development of the business of electronically transmitting healthcare transactions is affected, and somewhat hindered, by the complex nature and types of transactions that must be processed. Furthermore, while the wide variety of processing forms used by different payors has fostered the need for healthcare EDI and transaction processing clearinghouses such as ENVOY to date, if such forms become standardized, through consolidation of payors or otherwise, then the need for independent third party healthcare EDI processing could become less prevalent. We cannot assure you that the electronic processing of healthcare transactions will increase or that our EDI business will grow.

Direct Links May Bypass Need for Our EDI Services

Some third party payors provide electronic data transmission systems to healthcare providers, thereby directly linking the payor to the provider. These direct links bypass third party processors like us. An increase in the use of direct links between payors and providers would materially adversely affect our EDI business.

Increased Competition in the Healthcare EDI Business Could Adversely Impact Our Results

Increased competition in the healthcare EDI and transaction processing business could force us to reduce, or even eliminate, per transaction fees, which could adversely affect our results of operations. Our EDI services face different types of competition, any or all of which could affect our EDI business. Some of our competitors are similarly specialized, such as former regional partners of ENVOY that have direct provider relationships, and others are involved in more highly developed areas of the business. In addition, some vendors of provider information management systems include or may include, in their offered products, their own electronic transaction processing systems. If electronic transaction processing becomes the standard method of processing healthcare claims and information, other companies with significant capital resources could enter the industry.

New Healthcare Legislation or Regulation Could Restrict Our EDI Business

The Health Insurance Portability and Accountability Act of 1996 requires the use of standard transactions, standard identifiers, security and other administrative simplification provisions and instructs the Secretary of Health and Human Services to promulgate regulations regarding these standards. HIPAA also specifically names clearinghouses as the compliance facilitators for providers and payors, and permits clearinghouses to convert non-standard transactions to standard transactions on behalf of their clients. We are preparing to

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

comply with the mandated standards within the time frames set forth in final rules, which have not yet been issued. Whether we are successful in complying with these standards may depend on whether providers, payors and others are also successful in complying with the standards.

HIPAA also requires the Secretary of Health and Human Services to develop recommendations regarding the privacy of individually identifiable health information. On September 11, 1997, the Secretary presented her recommendations, which, among other things, advise that patient information should not be disclosed to third parties except when authorized by the patient or as specifically permitted by law or regulation. HIPAA further established an August 1999 deadline for Congress to enact privacy legislation after which, if Congress failed to act, the Department of Health and Human Services was directed to issue regulations setting privacy standards to protect health information that is transmitted electronically. HHS published a proposed rule in the Federal Register on November 3, 1999. HHS will accept public comments regarding the rule for 60 days from the date of publication. While the proposed rule, if promulgated without modification, likely would not restrict ENVOY from de-identifying individual health information and providing such de-identified, aggregated data to our Synergy subsidiary for purposes of analysis, the proposed rule is subject to comment and further modification and could be preempted by legislation. Such legislative or regulatory changes could occur as early as the year 2000, and their impact cannot be predicted. If legislation or a more restrictive regulation is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions, or it could make such activities more expensive to undertake, and hence less profitable to the EDI business. Third party processors, under the proposed rules, or modified rules, also may require us to provide indemnity from claims against them arising from our use of data, even in de-identified form. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our EDI business.

Unauthorized Access To Data Centers Could Adversely Affect Our EDI Business

Unauthorized access to our EDI data centers and misappropriation of our proprietary information could have a material adverse effect on our EDI business and financial results. While we believe our current security measures and the security measures used by third parties for whom we process or transmit healthcare information are adequate, such unauthorized access or misappropriation could occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of the acquisition of PMSI, the Company had a forward sale agreement with CIBC pursuant to which the Company transferred all of the IMS Health common stock, approximately 1.2 million shares, in exchange for cash and a note payable of $73.0 million. As a result of this forward sale agreement, the Company mitigated its risk of a decrease in the market value of the IMS Health common stock by agreeing to a pre-determined value with CIBC. In accordance with the terms of the agreement, the forward sale and related note payable were settled in August 1999.

The Company did not have any other material changes in market risk from December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In its Form 8-K filed with the Securities and Exchange Commission dated October 4, 1999, the Company disclosed that a class action lawsuit had been filed against it in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Since the date of its last filing, three additional class action complaints have been filed against the Company in the same court. These three new actions assert essentially the same claims and seek the same relief as the original complaint. One of the new

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

complaints, filed October 26, 1999, seeks to expand the class to include a purported sub-class of persons who purchased Company call options, or sold Company put options, during the class period. The Company anticipates that all of the existing lawsuits, and any additional suits that may be filed, ultimately will be consolidated into a single action. The Company continues to believe that all of the claims are without merit and intends to vigorously defend the lawsuits.

The Company previously reported certain legal proceedings in its Form 10-K for the fiscal year ended December 31, 1998. There were no material developments in such matters since that report and subsequent periodic reports except as discussed below.

On September 15, 1999, the Federal Court for the Middle District of Tennessee granted ENVOY's motion to dismiss three class action complaints against ENVOY and certain of its officers alleging violation of the Securities Exchange Act of 1934 and related State laws. The Court dismissed the claims without prejudice.

ITEM 2.  CHANGES IN SECURITIES

On July 15, 1999, the Company completed the acquisition of MediTrain, a Netherlands-based multimedia pharmaceutical sales representative training company. The Company issued 19,772 shares of its Common Stock, par value $0.01 per share, in connection with the acquisition, which shares were received by the holders of all of the outstanding share capital of MediTrain in exchange for such interests. The shares were issued in reliance on a claim of exemption pursuant to section 4(2) of the Securities Act of 1933, as amended, based on representations made by the recipients in the share acquisition agreement.

During the three months ended September 30, 1999, options to purchase 6,000 shares of Common Stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5.  OTHER INFORMATION -- NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT                                DESCRIPTION
-------                                -----------
 3.01          Amended and Restated Articles of Incorporation, as amended
27.01          Financial Data Schedule for the Nine Months Ended September
               30, 1999

(b) During the three months ended September 30, 1999, the Company filed four reports on Form 8-K.

The Company filed a Form 8-K, dated July 15, 1999, to report restated consolidated financial statements and other materials in connection with certain acquisitions accounted for as poolings of interests which were consummated between January 1, 1998 and June 30, 1999.

The Company filed a Form 8-K, dated July 19, 1999, to report restated consolidated financial statements and other materials in connection with certain acquisitions accounted for as poolings of interests which were consummated between January 1, 1998 and March 31, 1999.

The Company filed a Form 8-K, dated July 21, 1999, including its press release announcing the Company's fiscal second quarter 1999 earnings information.

The Company filed a Form 8-K, dated September 16, 1999, including its press release announcing that the Company has lowered its earnings targets.

No other reports on Form 8-K were filed during the three months ended September 30, 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Quintiles Transnational Corp.
                                   Registrant

Date          November 15, 1999                 /s/ DENNIS B. GILLINGS
                                          --------------------------------------
                                           Dennis B. Gillings, Chief Executive
                                                         Officer

Date          November 15, 1999                 /s/ RACHEL R. SELISKER
                                          --------------------------------------
                                           Rachel R. Selisker, Chief Financial
                                                         Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------
 3.01          Amended and Restated Articles of Incorporation, as amended
27.01          Financial Data Schedule for the Nine Months Ended September
               30, 1999