Form 10-K
period 1999-12-31
QUINTILES TRANSNATIONAL CORP
filed 2000-03-30
CIK 919623

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

      Common Stock, $.01 par value per share (and Rights Attached Thereto)
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock at February 29, 2000 held by those persons deemed by the registrant to be non-affiliates was approximately $3,024,961,411.

         As of February 29, 2000 (the latest practicable date), there were 115,308,723 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                          QUINTILES TRANSNATIONAL CORP.

                             Form 10-K Annual Report

                                      INDEX

                                                                          Page
                                                                          ----
PART I
    Item 1.  Business                                                       1
    Item 2.  Properties                                                    17
    Item 3.  Legal Proceedings                                             17
    Item 4.  Submission of Matters to a Vote of Security Holders           19

PART II
    Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                         20
    Item 6.  Selected Consolidated Financial Data                          21
    Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         22
    Item 7a. Quantitative and Qualitative Disclosures about Market Risk    36
    Item 8.  Financial Statements and Supplementary Data                   36
    Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         65

PART III
    Item 10.  Directors and Executive Officers of the Registrant           66
    Item 11.  Executive Compensation                                       70
    Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                                 79
    Item 13.  Certain Relationships and Related Transactions               81

PART IV
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                   83

                                     PART I

         Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," or "target" or the negative thereof or other variations thereof or comparable terminology.

         We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our dependence on certain industries and customers, the risks associated with acquisitions, development and commercialization of potential new services, competition, the loss or delay of large contracts, dependence on key personnel, potential effects of government regulation and the other risk factors described elsewhere in this report.

ITEM 1.  BUSINESS

GENERAL

         We are a market leader in providing a full range of integrated product development and commercial development solutions to the pharmaceutical, biotechnology and medical device industries. We also provide market research solutions and strategic analyses to support healthcare decisions and healthcare policy consulting to governments and other organizations worldwide. Supported by our extensive information technology capabilities, we provide a broad range of contract services to help our clients reduce the length of time from the beginning of development to peak sales of a new drug or medical device. Our product development services include a full range of services focused on helping our clients through the development and regulatory approval of a new drug or medical device. Our commercial development services, including sales and specialized marketing support services, focus on helping our clients achieve commercial success for a new product or medical device. We also offer healthcare policy research and management consulting, which emphasize improving the quality, availability and cost-effectiveness of healthcare, data analysis and market research services, which form the core of our healthcare informatics services.

         Since our formation in 1982, we have continued to expand the scope of our services and our geographic presence to support the needs of our customers on a worldwide basis. We have implemented a number of strategic initiatives to broaden our array of services and create new opportunities for growth. As part of this strategy, we have completed approximately 37 acquisitions over the past five years. Our 1999 acquisitions include:

o KANSAS CITY FACILITY - January 1, 1999. We completed the acquisition of substantial assets of Hoechst Marion Roussel's Kansas City-based Drug Innovation and Approval organization and opened a Kansas City contract research facility.

o OAK GROVE TECHNOLOGIES, INC. - February 17, 1999. We acquired Chicago-based Oak Grove, a leader in providing current Good Manufacturing Practice, or cGMP, compliance services to the pharmaceutical, biotechnology and medical device industries.

o PHARMACEUTICAL MARKETING SERVICES INC. - March 29, 1999. We acquired PMSI which, through its Scott-Levin subsidiary in the United States, provides a range of information and market research services to pharmaceutical and healthcare companies to enable them to optimize the performance of their sales and marketing activities.

o ENVOY CORPORATION - March 30, 1999. We acquired ENVOY, a leading provider of healthcare electronic data interchange, or EDI, and data mining services based in Nashville, Tennessee.

o MEDLAB PTY LTD AND NEIHAUS AND BOTHA - March 31, 1999. We acquired Medlab and the assets of the Niehaus and Botha partnership, which together form a South Africa-based clinical laboratory.

o MINERVA MEDICAL PLC - May 19, 1999. We acquired Minerva Medical, a Scotland-based clinical research organization.

o SMG MARKETING GROUP INC. - June 3, 1999. We acquired SMG, a Chicago-based healthcare market information company.

o MEDCOM, INC. - July 2, 1999. We acquired New Jersey-based Medcom, a leading provider of physician meetings and educational events designed to help pharmaceutical companies raise awareness of their products among healthcare professionals.

o MEDITRAIN - July 15, 1999. We acquired the business and assets of MediTrain, the Netherlands' leading multimedia pharmaceutical sales representative training company.

o MEDICINES CONTROL CONSULTANTS PTY LTD. - August 27, 1999. We acquired MCC, a South Africa-based pharmaceutical regulatory consulting group.

         On January 24, 2000, we announced a definitive agreement to sell our EDI unit, ENVOY, to Healtheon/WebMD Corporation. Under the terms of the agreement with Healtheon/WebMD, we will receive 35 million shares of Healtheon/WebMD common stock and $400 million in cash from Healtheon/WebMD. We have agreed to issue Healtheon/WebMD a warrant to purchase up to 10 million shares of our common stock at $40 per share, exercisable for four years. In light of the pending sale of ENVOY, we are treating ENVOY's EDI services as a discontinued operation.

         Prior to closing this transaction, ENVOY will transfer its Synergy Health Care informatics subsidiary to us, so Synergy will not be included in the sale to Healtheon/WebMD.

         In connection with the closing of the acquisition of ENVOY by Healtheon/WebMD, we plan to enter into an agreement with Healtheon/WebMD to form a strategic alliance with Healtheon/WebMD to develop and market a Web-based integrated suite of products and services for the pharmaceutical industry to improve the speed and efficiency of drug development, physician detailing and delivery of direct-to-customer healthcare information. Under this agreement, Healtheon/WebMD will perform development services, and we will provide $100 million in funding for such services.

         In addition to these events, we have entered a number of strategic alliances and made strategic investments that we believe will position us to explore new opportunities and areas for potential growth.

SERVICES

         We provide globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. We also provide market research and strategic analysis services to support healthcare decisions. We manage our operations through three reportable segments, namely the Product Development Group, the Commercial Development Group, and the QUINTERNET(TM) Informatics Group. Management has distinguished these segments based ON our normal operations. The Product Development Group is primarily responsible for all phases of clinical research and outcomes research consulting. The Commercial Development Group is primarily responsible for sales force deployment and strategic marketing services, as well as healthcare policy research and consulting services. The QUINTERNET(TM) Informatics Group provides market research and healthcare information to pharmaceutical and healthcare customers. Note 13 of the notes to our consolidated financial statements includes financial information regarding each segment.

         We provide our customers with a continuum of services which span across our three segments. We believe that the broad scope of our services allows us to help our customers rapidly assess the viability of a growing number of new drugs, cost-effectively accelerate development of the most promising drugs, launch new drugs to the market quickly and evaluate their impact on healthcare. The following discussion describes our service offerings in greater detail.

PRODUCT DEVELOPMENT OFFERINGS

         Through our Product Development Group, we provide a full range of drug development services focused on helping our clients achieve regulatory success, from strategic planning and preclinical services to regulatory submission and approval.

         EARLY DEVELOPMENT AND LABORATORY SERVICES

         PRECLINICAL SERVICES. Our preclinical unit provides customers with a wide array of preclinical and toxicology services. These services are designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products, including developmental and reproductive toxicology, genetic toxicology, neurotoxicology, carcinogenicity testing, pharmacology, analytical chemistry, pathology, metabolism and pharmacokinetics.

         FORMULATION, MANUFACTURING AND PACKAGING SERVICES. We offer services in the design and development of pharmaceutical dose forms as well as the manufacture of study drugs and placebos and the appropriate packaging of these for double blinded studies. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials.

         PHASE I SERVICES. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals. Our Phase I services include dose ranging, bioavailability/bioequivalence studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

         CENTRALIZED CLINICAL TRIAL LABORATORIES. In addition to providing comprehensive safety and efficacy testing for clinical trials, our centralized clinical trial laboratories provide site-specific study materials, customized lab report design and specimen archival and management for study sponsors. Our centralized laboratories offer a 48-hour turnaround time for laboratory results and are capable of providing direct electronic integration of laboratory data into safety and efficacy reports for NDA submissions.

         CLINICAL DEVELOPMENT SERVICES

         CLINICAL TRIAL SERVICES. We offer comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. We have specialized business units and extensive experience in the therapeutic areas of the central nervous system, cardiovascular, infectious, allergic and respiratory diseases as well as in the field of oncology. Another business unit specializes in clinical development services for drugs used in neonatal, pediatric and adolescent care. We also have significant clinical trials experience in the therapeutic areas of endocrinological, gastroenterological, genitourinary and musculoskeletal diseases, as well as in the area of stroke. We are experienced in managing large trials involving several thousand patients at several hundred sites and in multinational trials conducted simultaneously in the Americas, Europe, the Asia-Pacific region and South Africa.

         We provide our customers with one or more of the following core clinical trial services:

                  Study design. We assist our customers in preparing the study protocol and designing case report forms, or CRFs. The study protocol defines the medical issues to be examined, the number of patients required to produce statistically valid results, the period of time over which they must be tracked, the frequency and dosage of drug administration, and the study procedures. A study's success often depends on the protocol's ability to predict the requirements of the applicable regulatory authorities.

                  Investigator recruitment. During clinical trials, the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other sites. We have access to several thousand investigators who have conducted our clinical trials worldwide.

                  Patient recruitment. We assist our customers in recruiting patients to participate in clinical trials through investigator relationships, media advertising and other methods.

                  Study monitoring. We provide study monitoring services which include investigational site initiation, patient enrollment assistance, and data collection and clarification. Site visits help to assure the quality of the data, which are gathered according to Good Clinical Practice, or GCP, and to meet the sponsors' and regulatory agencies' requirements according to the study protocol.

                  Clinical data management and biostatistical services. We have extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process. These databases include: (1) customized databases to meet customer-specific formats, (2) integrated databases to support New Drug Application, or NDA, submissions and (3) databases in accordance with the United States Food and Drug Administration, or FDA, and European specifications.

         REGULATORY AFFAIRS SERVICES. We provide comprehensive medical and regulatory services for our pharmaceutical and biotechnology customers. Our medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, consultation and liaison with various regulatory agencies. Our regulatory affairs professionals help to define the steps necessary to obtain registration as quickly as possible. We are able to provide such services in numerous countries to meet our clients' needs to launch products in multiple countries simultaneously.

         MEDICAL DEVICE SERVICES. Our service offerings for medical devices include (1) review of global strategies for device development and introduction,
(2) identification of regulatory requirements in targeted markets, (3) clinical study design and planning, (4) data management, (5) statistical analysis of report preparations, (6) global clinical trial management and monitoring capabilities, (7) consulting on quality control and quality assurance issues, (8) regulatory filings, (9) compliance with United States, European and European Union regulations relating to medical devices, (10) long-range planning for multinational product launches,
(11) compliance with legislative requirements for market access, (12) post-marketing requirements, (13) management of relationships with national governments and regulatory authorities and (14) European pricing strategies.

COMMERCIAL DEVELOPMENT OFFERINGS

         Our Commercial Development Group provides sales force deployment and strategic marketing services, as well as healthcare policy research and consulting services designed to bring an integrated approach to outsourcing solutions for our customers.

         QUINTILES INTEGRATED STRATEGIC SOLUTIONS

         These offerings focus on strategies and services that bridge all three service groups.

         LATE PHASE CLINICAL STUDIES. Our late phase clinical services, designed primarily for Phase IIIb and Phase IV clinical trials, include post-submission studies in support of marketing claims, post-marketing surveillance and health management support programs. In designing and implementing these services, we use clinical and health management programs to promote a favorable environment for new product introductions in advance of the product launch and to assist in sales generation post-launch.

         STRATEGIC MARKETING AND COMMUNICATIONS SERVICES. We provide strategic marketing and communications services to international pharmaceutical companies beginning in the early stages of product development and continuing through product launch and peak market penetration. These services include communications strategy and planning, product positioning and branding, opinion leader development, symposia organization, patient education and sponsored publications. As early as Phase II trials, we begin providing marketing information to help shape data and influence opinion leader support for a new drug. These services represent the core competencies of Medical Actions Communications Limited, a leading strategic medical communications consultancy that we acquired in 1997, and Q.E.D. International Inc., a U.S. provider of integrated product marketing and communications services that we acquired in October 1998.

         DISEASE MANAGEMENT SERVICES. Our disease management services provide healthcare policy research and pharmacoeconomics analysis focused on applying healthcare outcomes analysis to the economic valuation of drugs and the treatment of diseases. We also have expertise in developing patient registries and designing disease management programs. Together, these services enable regulators, healthcare providers, pharmaceutical and biotechnology companies and others to assess the pricing and cost-effectiveness of new medical therapies.

         HEALTHCARE POLICY RESEARCH AND CONSULTING. We provide management consulting focused on improving the quality, availability and cost-effectiveness of healthcare. We designed our healthcare policy research and healthcare consulting services to assist customers in evaluating healthcare programs and policies and developing strategies for doing business in the highly regulated and rapidly changing healthcare environment. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analysis, evaluation design, microsimulation modeling and data analysis. We perform these services across five general practice areas: public health and finance policy, healthcare organizations, economic analysis, managed care and medical technology. We have access to more than 150 healthcare-related databases and have developed the expertise to analyze complex data to respond to our clients' needs. These services represent the core competencies of the Lewin Group, a nationally recognized healthcare consulting firm that we acquired in 1996.

         COMMERCIALIZATION OFFERINGS

         CONTRACT SALES. We provide sales and marketing services focused on accelerating the commercial success of pharmaceutical, biotechnology, veterinary and other health related products. We offer a flexible range of contract sales services, which are delivered through dedicated and syndicated sales teams. Dedicated sales teams are comprised of sales representatives we recruit in accordance with customer specifications to specific sales and market share objectives. We can manage these dedicated sales teams, or they can report directly to the customer, depending on customer preference. In certain circumstances, we can transfer an entire dedicated sales team to the customer for an additional placement fee, which is agreed upon at the beginning of the contract. Syndicated sales teams can promote a number of non-competing drugs for different customers, and we generally manage these teams directly. Our contract sales teams form a highly skilled network of professionals that afford customers substantial flexibility in selecting the extent of product promotion, as well as their level of involvement in managing the sales effort. We offer rapid recruitment utilizing an extensive computerized candidate database, dedicated internal staff and regionally based recruiting. In the United States, we also offer our ITMS sales force automation system, a proprietary web-enabled automated system for call reporting, sample accountability, territory planning and alignment.

         TRAINING AND MARKETING. We also offer a variety of training and marketing services to support our contract sales offerings. Our recently acquired MediTrain subsidiary in the Netherlands offers traditional outsourced pharmaceutical sales representative training services in addition to a number of innovative Internet-based and multimedia training products. Through our Innovex-Medcom Marketing Group subsidiary, acquired in July 1999, we provide peer-to-peer educational programs, including physician meetings and other events, as well as telemarketing and other marketing services.

         CUSTOMIZED MARKETING. We provide customized product marketing services specifically for pharmaceutical companies aimed at influencing the decisions of patients and physicians and accelerating the acceptance of drugs into treatment guidelines and formularies. We can assess markets, conduct research, develop strategies and tactics, assist in discussions with regulatory bodies, identify distribution channels and coordinate vendors in every region in the country. The marketing departments of pharmaceutical companies typically purchase such services. Our team of industry experts, with experience in virtually every therapeutic area, provides marketing insight into a wide range of geographic markets while optimizing commercial success.

         HEALTH MANAGEMENT. We also provide teams of health professionals, including nurses, pharmacists, and physicians, dedicated to assisting customers with disease-management issues. Our health management services offer customized solutions to bridge the gap between the clinical and commercial phases of product development, providing expertise across a broad range of pre-launch, launch, and post-launch opportunities. We believe that our commercial orientation, clinical and promotional expertise and international experience enable us to tailor programs to meet the diverse needs of the global pharmaceutical industry across a wide range of disciplines and local market conditions.

QUINTERNET(TM) INFORMATICS OFFERINGS

         Our Informatics Group provides market research and healthcare information to pharmaceutical and healthcare customers worldwide. The group includes Synergy Health Care, which provides real-time medical and pharmaceutical market information to improve the quality and efficiency of pharmaceutical marketing and healthcare delivery, Scott-Levin, which provides pharmaceutical and healthcare market research and information, and SMG, which provides our customers access to and analysis of healthcare information over the Internet. Our Informatics Group is the foundation of our QUINTERNET(TM) strategy of providing a comprehensive electronic network to streamliNE communications and enhance information flow throughout the healthcare industry.

         SYNERGY SERVICE OFFERINGS. Through our healthcare information subsidiary, Synergy, we provide the healthcare industry a continuous stream of daily pharmaceutical and medical information to improve management of product portfolios and healthcare decision-making. We use what we believe is the healthcare industry's largest database combining medical and pharmaceutical data, refreshed daily, to provide real time information about pharmaceutical use, medical interventions and outcomes. The data used are aggregated from medical and pharmacy transactions and do not identify individual patients. We also provide strategic marketing information and analytic services to the pharmaceutical industry. Our Synergy services provide customers with insights into how their products are utilized by patients, physicians and payors, and how their products can best be positioned. These products and services quantify the value of pharmaceuticals in terms of cost effectiveness and outcomes, helping pharmaceutical manufacturers to differentiate their products beyond the traditional measures of safety and efficacy.

                  Custom studies. We use the data in our Synergy database to provide custom studies and syndicated reports for clients. Leveraging what we believe are the unique aspects of our data, such as patient demographics and medical information, Synergy custom studies can help to answer clients' most critical business questions. Clients often use Synergy's custom studies to gain a better understanding of how drugs are utilized by patients and physicians.

                  e-Health products. We are developing the QUINTERNET_ Series, a group of 17 internet-based decision support products that allow customers quick access to information and in-depth analyses on drug use and disease treatment patterns. Powered by an online analytical processing engine, the QUINTERNET_ Series helps customers to answer their most critical business questions in real time by using an interactive query tool that searches a series of large data sets to access information and deliver results. The first product, Rx Market Monitor (TM), was launched in a Beta version February 1, 2000 and is currently being used by four pharmaceutical clients. Full commercial launch for this product is scheduled for the second quarter of 2000. Each QUINTERNET_ Series product is targeted at a specific customer segment, such as pharmaceutical manufacturers, payors, providers or patients. Data underlying the QUINTERNET_ Series products are different from traditional, prescription-only data sets with respect to speed and level of patient information available

         PLANNED COLLABORATION WITH HEALTHEON/WEBMD. After the completion of the proposed sale of ENVOY, we will retain exclusive rights to de-identified ENVOY transaction data and certain other de-identified Healtheon/WebMD healthcare data, subject to limited exceptions. We have agreed to share a royalty derived from sales of products using the licensed data with Healtheon/WebMD. We intend to use the data obtained under these arrangements to create and sell to our healthcare customers analytical informatics products based upon such data. In connection with our planned strategic alliance with Healtheon/WebMD to develop and market a web-based integrated suite of products and services for the pharmaceutical industry, we have agreed to provide Healtheon/WebMD with funding to develop these products and services. We intend to target three areas of Internet products: drug development, physician detailing and direct-to-consumer information delivery. We will share revenues from these jointly developed web-based products and services with Healtheon/WebMD, and Healtheon/WebMD will be the exclusive provider of these services.

         SCOTT-LEVIN SERVICES. Through our PMSI/Scott-Levin subsidiary, we provide a range of pharmaceutical and healthcare information and market research services. These services are comprised of (1) proprietary databases and syndicated market research audits, (2) managed health care services, (3) state government affairs services, (4) issues-oriented strategic studies and surveys and (5) consulting services and software solutions.

                  Proprietary healthcare databases and syndicated market research audits. Through self-administered surveys, we maintain comprehensive proprietary databases that contain (1) information collected from physicians on their diagnoses and prescribing activities, (2) information regarding the incidence of, and response to, direct selling and other promotion activities, (3) information regarding healthcare legislation and key influencers in the United States and (4) managed care information, detailing cost containment measures imposed by United States managed care organizations, or MCOs, that influence or restrict physicians' prescribing activities. Our Scott-Levin databases do not hold any identifiable individual patient data. Pursuant to a contract with National Data Corporation, or NDC, we obtain prescription information which NDC collects from approximately 34,000 pharmacies located across the United States. We create projected state and national data on product level prescription movement from which we generate the Source Prescription Audit, among other things.

                  Our syndicated market research audits are generated from databases containing information collected by questionnaire, diary or personal interview, dispensed prescriptions and secondary research. The results of the audits are delivered in hard copy or through PC-based data delivery systems. These audits include (1) the Source Prescription Audit, including data supplied by NDC, which analyzes pharmaceutical prescription activity, (2) the Physician Drug and Diagnosis Audit, which analyzes the pharmaceuticals prescribed by physicians relative to associated diagnosis, (3) the Personal Selling Audit or PSA, which analyzes the effectiveness of the client company's sales activities to office-based physicians compared with those of its competitors, (4) the Hospital Personal Selling Audit, which complements the PSA by monitoring and analyzing sales activity to hospital based physicians,
         (5) the Physician Meeting and Event Audit and Rx Link, which assesses the impact of this promotional activity on subsequent attendee prescribing, (6) the HIV Therapy Audit, which provides a projectable database tracking physicians who treat HIV positive patients, (7) the Direct-to-Consumer Advertising Audit, designed to evaluate and measure the impact of direct-to-consumer advertising on physicians and consumers, (8) the Professional Journal Audit, which provides a recap of advertising in medical and professional publications and (9) the NP/PA Promotional Audit, which measures personal selling activity to Nurse Practitioners and Physician Assistants.

                  Managed health care services. We provide a range of services designed to enable pharmaceutical companies to assess the impact of their promotions to the managed care and long-term care markets. These data also include managed care formulary status as well as prescription share analysis. Other services include three-tier co-pay analysis and tracking of pharmaceutical industry managed healthcare sales forces.

                  State government affairs. We offer a comprehensive state level healthcare legislation and regulation database, known as StateLine. This service tracks health care and health care related issues of interest in all 50 states, the District of Columbia and Puerto Rico. In addition, we supply profiles of the key government officials who are involved in shaping state healthcare legislation and regulations.

                  Strategic studies and consulting. Services provided in this area include Pharmaceutical Sales Force Structures and Strategies and Pharmaceutical Company Image, two industry-standard reports on sales force activity and overall pharmaceutical company image. In addition, this service area offers other research services our clients use (1) to study specific issues and trends in the marketplace and the broader health care industry, (2) to evaluate the effectiveness of marketing programs, (3) to analyze in depth particular components of a product marketing program at any stage of its implementation and (4) for guidance on optimizing company strategy, sales and marketing activities and product commercialization.

         SMG SERVICES. Through our SMG Marketing Group subsidiary, acquired in 1999, we maintain proprietary regional databases covering most United States healthcare facilities. Our SMG databases contain information on more than 200,000 healthcare facilities nationwide, including health management organizations, preferred provider organizations, pharmacy benefit managers, integrated health networks, group purchasing organizations, employer coalitions, mail service pharmacies and HMO-affiliated physicians. We also provide advanced software applications to help customers access healthcare information over the Internet to help solve healthcare marketing business problems. For example, in 1999 we launched WebMCOInSite(TM), an Internet-based managed care data and account management product designed to offer pharmaceutical national account managers and sales representatives a competitive edge in managing their managed care accounts. This product integrates data profiles of companies operating in the managed care environment into analytical reports and interactive applications to enable pharmaceutical marketers to achieve maximum efficiency and sales potential in each of their managed accounts.

CUSTOMERS AND MARKETING

         We coordinate our business development efforts across our service offerings through integrated business development functions, which direct the activities of business development personnel in each of our United States locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America.

         We are a market leader in providing full service contract research, sales, marketing and healthcare policy consulting and health information management services to the global medical device and healthcare industries. Due to our agreement to sell ENVOY, ENVOY is being accounted for as a discontinued operation; therefore, the results of ENVOY are not included in our net revenue and are reported separately. We also provide insightful market intelligence and strategic analysis to support healthcare decisions. For the year ended December 31, 1999, approximately 54.2% of our net revenue from external customers was attributed to operations in the United States and 45.8% to operations outside the United States. Please refer to the notes to our consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our foreign and domestic operations. Approximately 38.83%, 39.12%, and 39.60% of our net revenue was attributed to our clinical development services in 1999, 1998 and 1997, respectively; approximately 37.53%, 41.20% and 44.88% of our net revenue was attributed to our commercialization services in 1999, 1998 and 1997, respectively; and approximately 13.58%, 11.27% and 11.22% of our net revenue was attributed to our early development and laboratory services in 1999, 1998 and 1997 respectively. Neither our integrated strategic services nor our informatics services accounted for more than 10% of our net revenue in any of these years.

         In the past, we have derived, and may in the future derive, a significant portion of our net revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase. We may experience concentration in 2000 and in future years. Although no customer accounted for more than 10% of our consolidated net revenue in 1998 or 1997, Hoechst Marion Roussel accounted for approximately 11% of our consolidated net revenue in 1999.

COMPETITION

         The market for our product development services is highly competitive, and we compete against traditional contract research organizations, or CROs, and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates. Our primary contract research competitors include Covance Inc., PAREXEL International Corp. and Pharmaceutical Product Development, Inc. In commercial development services, we compete against the in-house sales and marketing departments of pharmaceutical companies and other contract sales organizations in each country in which we operate. We also compete against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Our commercial development competitors include Ventiv Health and Professional Detailing, Inc. Competitors for our informatics services include IMS Health Incorporated and NDC. We believe that we compete favorably in these areas.

         Competitive factors for product development services include (1) previous experience, (2) medical and scientific experience in specific therapeutic areas, (3) the quality of contract research, (4) speed to completion, (5) the ability to organize and manage large-scale trials on a global basis, (6) the ability to manage large and complex medical databases, (7) the ability to provide statistical and regulatory services, (8) the ability to recruit investigators, (9) the ability to integrate information technology with systems to improve the efficiency of contract research, (10) an international presence with strategically located facilities and (11) financial viability and price. The primary competitive factors affecting commercial development services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price. Although our informatics services have been systematically established over seventeen years, our market position may be affected in the future by competitors' efforts to create or acquire enhanced databases or to develop and market new information products and services. In addition, our market position could be adversely affected if our competitors secure exclusive rights to data that we require for our informatics services. In addition, we believe that the synergies arising from integrating product development services with commercial development services, supported by global operations and information technology and supplemented by our informatics capabilities differentiate us from our competitors.

EMPLOYEES

         As of February 29, 2000, we had approximately 20,453 employees, comprised of approximately 10,601 in the Americas, 8,792 in Europe and Africa and 1,060 in the Asia-Pacific region. As of February 29, 2000, our Product Development Group had 8,975 employees, our Commercial Development Group had 9,779 employees, and our QUINTERNET(TM) Informatics Group had 389 employees. In addition, 17 employees worked on our Internet capabilities, 181 were in our centralized operations/corporate office and 1,112 worked for our ENVOY subsidiary.


BACKLOG

         We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 1999, backlog was approximately $2.2 billion, as compared to approximately $1.9 billion at December 31, 1998.

         We believe that backlog may not be a consistent indicator of future results because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can change during the course of a project.

POTENTIAL LIABILITY

         In conjunction with our product development services, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our Phase I clinical trial facilities, we could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our labs inaccurately reports or fails to report lab results or if our informatics products violate rights of third parties. We believe that some of our risks are reduced by one or more of the following: (1) contractual indemnification provisions with customers and investigators, (2) insurance maintained by customers and investigators and by us and (3) various regulatory requirements, including the use of institutional review boards and the procurement of each volunteer's informed consent to participate in the study. The contractual indemnifications generally do not fully protect us against certain of our own actions such as negligence. Contractual arrangements are subject to negotiation with customers and the terms and scope of such indemnification vary from customer to customer and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We maintain professional liability insurance that covers worldwide territories in which we currently do business and includes drug safety issues as well as data processing errors and omissions. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations.

GOVERNMENT REGULATION

         Our periclinical, laboratory and clinical trial supply services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting periclinical laboratory testing is embodied in the good laboratory practice, or GLP, regulations. The requirements for facilities engaging in clinical trial supplies preparation, labeling and distribution are set forth in the current good manufacturing practices, or cGMP, regulations. GLP and cGMP regulations have been mandated by the FDA and the Department of Health in the U.K., and adopted by similar regulatory authorities in other countries. GLP and cGMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require adherence to written, standardized procedures during the conduct of studies and the recording, reporting and retention of study data and records. To help assure compliance, we have established Quality Assurance programs at our periclinical, laboratory and clinical trial supply facilities which monitor ongoing compliance with GLP and cGMP regulations by auditing study data and conducting regular inspections of testing procedures. Our clinical laboratory services are subject to the requirements of the Clinical Laboratory Improvement Amendments of 1988.

         Good clinical practices, or GCP, regulations and guidelines contain the industry standard for the conduct of clinical research and development studies. The FDA and many other regulatory authorities require that study results and data submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include: (1) complying with specific regulations governing the selection of qualified investigators, (2) obtaining specific written commitments from the investigators, (3) ensuring the protection of human subjects by verifying that Institutional Review Board independent ethics committee approval and patient informed consent are obtained, (4) instructing investigators to maintain records and reports, (5) verifying drug or device accountability, (6) reporting of adverse events, (7) adequate monitoring of the study for compliance with GCP requirements and (8) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA during audits. Non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial.

         FDA regulations on electronic records and signatures set forth requirements for data in electronic format supporting any submissions to the FDA.

         We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the European Community Note for Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." Studies beginning after January 17, 1997 to be submitted to the European Medicines Evaluation Agency must meet the requirements of the International Congress of Harmonization - GCP. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with our North American and European operations.

         Our commercial development services are subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the United States our commercial development services are subject to the Prescription Drug Marketing Act with regard to the distribution of drug samples. In the U.K., they are subject to the Association of the British Pharmaceutical Industry Code of Practice for the

Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their taking up employment, and which prevents the employment of healthcare professionals as sales representatives. We follow similar guidelines which are in effect in the other countries where we offer commercial development services.

         Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. The use of controlled substances in testing for drugs of abuse is regulated by the United States Drug Enforcement Administration, or DEA. All of our laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

         In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, certain employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

         Our disease management and healthcare information management services relate to the diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are heavily regulated. Legislation has been proposed at both the state and federal levels that may (1) require us to implement security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services.

         Specifically, various initiatives being considered at the federal level could impact the manner in which we conduct our informatics business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, standard identifiers, security and other administrative simplification provisions and instructs the Secretary of Health and Human Services, or HHS, to promulgate regulations regarding these standards. Proposed regulations in each area have been published but final rules have not been completed because of delays by HHS. Consequently, compliance dates are unknown. The Act also requires the Secretary of HHS to develop recommendations regarding the privacy of individually identifiable health information. On September 11, 1997, the Secretary presented her recommendations, which, among other things, advised that patient information should not be disclosed except when authorized by the patient. This Act further established an August 1999 deadline for Congress to enact privacy legislation and directed the Secretary to issue regulations setting privacy standards to protect health information that is transmitted electronically in the event that Congress missed its deadline. Congress did not meet the August 1999 deadline.

         On November 3, 1999, the Secretary of HHS issued a Notice of Proposed Rulemaking for "Standards for Privacy of Individually Identifiable Health Information" to implement the privacy requirements of HIPAA. These proposed regulations would (1) impose standards for entities transmitting protected data in electronic form with respect to the rights of individuals who are the subject of protected health information and (2) establish procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosure of protected health information. The comment period for these proposed rules ended February 17, 2000. We understand generally that final regulations will be issued no earlier than 60 days after the end of the comment period, however, HHS has indicated that a significant delay is likely which will add additional months to the expected date of the final rules.

         The impact of such legislation and regulations relating to health information cannot be predicted. Such legislation or regulations could materially affect our business. Compliance with the final regulations must be no later than 24 months after their effective date, and we are preparing to comply with this timetable.

         In addition, broad-based health information privacy legislation restricting third party processors from using, transmitting or disclosing certain patient data without specific patient consent has been introduced in the United States Congress. If such legislation were adopted, it could prevent third party processors from using, transmitting or disclosing certain treatment and clinical data. It is difficult to predict the impact of the legislation and regulations described above, but such legislation and regulations could materially adversely affect our business.

         The Market Research Code of Conduct, a pharmaceutical industry-promulgated code of conduct to which we adhere to in connection with our informatics business, provides that the identity of the individual researched may never be disclosed to the company sponsoring such research without such individual's consent. We supply only aggregated statistics to the sponsoring company when information is generated from market research databases. As recommended by the board of directors of the Pharmaceutical Manufacturer's Association, our informatics databases do not contain patient names and certain other personal identifiers, thus preserving confidentiality.

         We are directly subject to certain restrictions on the collection and use of data. In the United States, certain states have enacted legislation prohibiting the use of personally identifiable prescription drug information without consent. Because our informatics business generally does not receive information regarding the identity of patients, we believe that such state legislation will have no material adverse effect on our business. There can be no assurance that future legislation or regulations will not directly or indirectly restrict the dissemination of information regarding physicians or prescriptions. Such legislation, if enacted, could have a material adverse effect on our informatics operations.

DISCONTINUED OPERATION -- ENVOY EDI SERVICES

         Through our ENVOY subsidiary's EDI operations, which we have agreed to sell to Healtheon/WebMD, we provide various EDI and transaction processing services to participants in the healthcare market.

         REAL-TIME TRANSACTION PROCESSING. ENVOY provides real-time transaction processing for pharmacy claim adjudication and medical transactions for health care providers and payors.

         A standard pharmacy transaction is the inquiry by the pharmacy, through a point-of-service terminal or personal computer terminal, to determine whether the patient is covered by a benefit program. After eligibility is confirmed, the claim is settled, and the payor transmits to the pharmacy the amount and timing of the pending payment.

         ENVOY's real-time managed care transactions between providers and payors include (1) verification of the patient's enrollment in a program, (2) verification that the provider is eligible to treat the patient, (3) verification that the patient is eligible for a particular treatment, (4) filing of encounter data, (5) referral to a specialist and (6) other ancillary transactions. These transactions are enabled by ENVOY's network connections to various databases.

         In addition, if the patient wishes to pay the deductible or co-payment amounts by credit card, ENVOY's services provide the ability to obtain payment authorization and verification at the provider's offices.

         BATCH TRANSACTION PROCESSING. ENVOY is one of the nation's largest processors of commercial third-party payor claims with electronic connections to a significant number of health care providers and payors across the United States. Batch transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government payor systems and to process encounter data in capitated environments. These transactions are neither time-sensitive nor easily processed on a real-time basis and, as a result are processed on a collective and delayed basis, usually daily. To submit claims, health care providers collect data throughout the day and then electronically forward these claims in bulk to a clearinghouse. ENVOY's clearinghouse electronically collects and verifies receipt of the claims and performs reformatting required to conform to a particular payor's specifications, aggregates daily transactions by payor and transmits claims to payors based upon each payor's chosen communication protocols.

         EDI PRODUCTS AND INTERFACES. ENVOY has a range of hardware and software products and interfaces to facilitate the adoption of EDI by its customers. ENVOY supports industry standards of the American National Standards Institute, X12N Subcommittee and Healthcare Financing Administration National Standards.

                  Enline(R). ENVOY's Enline family of proprietary software products perform all of the transactionS of a stand alone point-of-service terminal and have enhanced functionality to facilitate both batch and real-time processing. The point-of-service terminal product, called Enline Genesis, is designed to handle real-time transactions and to rapidly and cost effectively connect a significant number of providers into the transaction network. The point-of-service terminals can be accessed remotely to modify application software and communications parameters, allowing ENVOY the flexibility to implement changes in services relatively easily. Point-of-service terminals often are purchased from ENVOY by payors, who are sponsoring a managed care network, and offered by the payors to providers free of charge. In addition, providers may purchase terminals from ENVOY for a fee.

                  ENVOY has also developed certain Enline PC-based products with enhanced functionality features and open Application Program Interfaces, or APIs. The APIs are established at the operating system level and are designed to enable ENVOY's software to run on a wide variety of operating systems including DOS, UNIX and Windows. The Enline PC-based products can either function as a stand alone data entry system or work in conjunction with physician practice management software. The stand alone version, Enline Companion, is offered directly to providers. ENline Synergy is designed for integration into a practice management software product. In conjunction with the practice management vendor, ENVOY integrates Enline Synergy into the practice management system for distribution by the practice management vendor to the provider. Enline Synergy also controls the editing and distribution of the information from the practice management system to ENVOY's network.

                  Batch Claims Processing. ENVOY also has a number of specialized proprietary software products for processing batch health care transactions. The older versions of these products, POSI-DOS and ACU-CLAIM, are DOS-based products designed to allow health care providers to process batch transactions directly with commercial payers. ENVOY's next generation batch claims product, called Xpedite(TM), incorporates the features and functionality of POSI-DOS and ACU-CLAIM into a Windows-based, 32 bit encryption environment which is designed to simplify and expand the editing and reporting functionality for providers.

                  Automatic eligibility verification. The technology interfaces with hospital and large practice management information systems to automatically verify patient eligibility at the time of admission or scheduling. Eligibility requests are obtained from ENVOY's real-time transaction processing network. In addition to eligibility verification, ENVOY's eligibility verification system provides statistical reporting on patient demographics for hospitals and/or physician practices.

                  Automatic transaction posting. This technology is used for automatic posting of transactions into a hospital or practice management information system. This technology, which has been integrated to work in tandem with the automatic eligibility verification technology, uses transactions obtained from ENVOY's real-time and batch processing centers to perform automated remittance posting, accelerated secondary billing and member update of eligibility information.

         PATIENT STATEMENTS. Through ENVOY's ExpressBill subsidiary, ENVOY is able to offer automated patient billing services to the hospital and other healthcare provider markets. ENVOY's patient statement services include electronic data transmission and formatting, statement printing and mailing services for healthcare providers and practice management system vendors.

         ENVOY CUSTOMERS AND MARKETING. ENVOY provides EDI services to health care providers, such as pharmacies, physicians, hospitals, dentists, labs and billing services, and third-party payors, such as commercial indemnity insurers, managed care organizations and state and federal government agencies.

         ENVOY COMPETITION. Potential competition in the healthcare EDI and transaction processing market arises not only from companies as specialized as ENVOY, including former regional partners of

ENVOY that have direct provider relationships, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the healthcare transaction processing market as it develops. In addition, ENVOY faces competition by selected providers bypassing its electronic network and going directly to the payor. There can be no assurance that ENVOY can continue to compete successfully with its existing and potential competitors in the healthcare EDI and transaction processing market. Factors influencing competition in the healthcare market include (1) compatibility with the provider's software and inclusion in practice management software products, (2) in the case of the pharmacy market, relationships with major retail pharmacy chains and (3) relationships with third-party payors and managed care organizations. ENVOY believes that the breadth, price and quality of its services are the most significant factors in developing and maintaining relationships with pharmaceutical chains, third-party payors and managed care organizations.

         ENVOY GOVERNMENTAL REGULATION. Governmental regulatory policies affect the charges for and the terms of ENVOY's access to private line and public communications networks for its EDI business. ENVOY must obtain certification on the applicable communications network for design innovations for point-of-service, or POS, devices and proprietary software. Any delays in obtaining necessary certifications with respect to future products and services could delay their introduction. In addition, the Federal Communications Commission requires ENVOY's EDI products and services to comply with certain rules and regulations governing performance. ENVOY believes that its existing products and services comply with all current rules and regulations. ENVOY can give no assurance, however, that such rules and regulations regarding access to communications networks will not change in the future. Changes in such rules, regulations or policies or the adoption of legislation that makes it more costly to communicate on networks could adversely affect the demand or the cost of supply services in the healthcare EDI transaction processing business. ENVOY is also subject to regulations governing privacy and the collection and use of data, as described above.


ITEM 2.  PROPERTIES

         As of February 29, 2000 we had approximately 135 offices located in 30 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving our Product Development Group in Durham, North Carolina; Kansas City, Missouri; Smyrna, Georgia; Bracknell, England; Irene, South Africa; Tokyo, Japan; and Singapore. We also maintain substantial offices serving our Commercial Development Group in Parsippany, New Jersey; Falls Church, Virginia; New York, New York and Marlow, England. Substantial offices serving our Informatics Group are located in Newtown, Pennsylvania and Chicago, Illinois. ENVOY's principal office facilities are in Nashville, Tennessee. We own facilities that serve our Product Development Group in Ledbury, England; Lenexa, Kansas; Riccarton, Scotland; Bathgate, Scotland; Glasgow, Scotland; and Freiburg, Germany. Additionally, we own a corporate office in London, England. All of our other offices are leased. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

         On February 12, 1999, Kenneth Hodges filed a civil lawsuit in the State Court of Fulton County Georgia naming as defendants Richard L. Borison, Bruce I. Diamond, BASF Corporation, Pfizer, Inc., Merck & Company, Inc., Wyeth-Ayerst Laboratories Company, Zeneca, Inc., Janssen Pharmaceutica Inc., Smithkline Beecham Corporation, Hoechst Marion Roussel, Inc., Glaxo Wellcome, Inc., Abbott

Laboratories, Bristol-Myers Squibb Company, Warner-Lambert Company, Monsanto Company, Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, one of our subsidiaries. The complaint alleges that certain drug trials conducted by Drs. Borison and Diamond in which Hodges alleges he participated between 1988 and 1996 were not properly conducted or supervised, that Hodges had violent adverse reactions to many of the drugs and that his schizophrenia was aggravated by the drug trials. Consequently, Hodges alleges that he was subject to severe mortification, injured feelings, shame, public humiliations, victimization, emotional turmoil and distress. The complaint alleges claims for battery, fraudulent inducement to participate in the drug experiments, medical malpractice, negligence in conducting the experiments, and intentional infliction of emotional distress. Hodges seeks to recover his actual damages in unspecified amounts, medical expenses, litigation costs, and punitive damages. Alleged damages are in excess of $100 million.

         The complaint does not contain any specific allegations against Quintiles Laboratories Limited nor any specific factual connection between us and Hodges' claims. We have denied the allegations and are vigorously defending this action. Quintiles Laboratories Limited filed a motion to dismiss for failure to file an expert affidavit, a motion to strike the expert affidavit subsequently filed and a motion to dismiss based upon the statute of limitations and the failure to plead fraud with particularity. Quintiles Laboratories Limited has also filed a motion for summary judgment based on the contention that it is not a proper party to the action. None of these motions has been ruled upon. We believe that the claims alleged against us in this action are vague and meritless and that the recovery sought is baseless.

         On September 30, 1999 a class action lawsuit was filed in the United States District Court for the Middle District of North Carolina against us and two of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999 and September 15, 1999. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule10b-5 thereunder. In particular, among other claims, the complaint alleges that the defendants made certain statements about our anticipated growth that were misleading because they failed to disclose that the pharmaceutical industry allegedly had reversed its trend of outsourcing clinical trials and that we had been notified that clinical trials for a class of cardiovascular drugs would be discontinued. The complaint seeks unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believe that the claims are without merit and intend to defend the suit vigorously.

         Since September 30, 1999, three additional class action complaints have been filed against us in the same court. These three new actions assert essentially the same claims and seek the same relief as the original complaint. One of the new complaints, filed October 26, 1999, seeks to expand the class to include a purported sub-class of persons who purchased Quintiles call options, or sold Quintiles put options, during the class period. A group of investors in three of the actions against us has filed a motion asking that all of the actions be consolidated and that they be appointed as lead plaintiffs. The court has not yet ruled on this motion. We anticipate, however, that all of the existing lawsuits, and any additional suits that may be filed, ultimately will be consolidated into a single action. We continue to believe that all of the claims are without merit and intend to defend the lawsuits vigorously.

         Class action complaints were filed on each of August 20, 1998, August 21, 1998 and September 15, 1998, in the United States District Court, Middle District of Tennessee, Nashville Division, against ENVOY and certain of its executive officers. On December 28, 1998, the plaintiffs filed, pursuant to the Court's instructions, a Consolidated Class Action Complaint, consolidating the three cases into a single action. The complaint alleges, among other things, that from February 12, 1997 to August 18, 1998, the defendants issued materially false and misleading statements about ENVOY, its business, operations and financial position and failed to disclose material facts necessary to make defendants' statements not false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserts additional claims under Tennessee common law for fraud and negligent misrepresentation. The complaint alleges that ENVOY failed to disclose that its financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in ENVOY's stock trading at allegedly artificially inflated prices during the relevant period. The plaintiffs voluntarily dismissed their state law claims. On September 15, 1999, the Federal Court for the Middle District of Tennessee granted ENVOY's motion to dismiss the Consolidated Complaint. The Court dismissed the Consolidated Complaint without prejudice. On November 23, 1999 the plaintiffs filed what they deemed to be an Amended Consolidated Complaint asserting the same causes of action. Defendants moved to strike the purported Amended Consolidated Complaint on the ground that the September 1999 dismissal order did not grant plaintiffs leave to file an amended complaint (but does allow them to file a new lawsuit). On January 6, 2000 the plaintiffs then moved to administratively re-open the case, which motion the court granted on January 24, 2000, and then transferred the case to another district judge. Defendants' motion to strike the purported Amended Consolidated Complaint is still pending before the new district judge. The plaintiffs in this action seek unspecified compensatory damages, attorney's fees and other relief. We believe that these claims are without merit and intend to defend the allegations vigorously. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these claims can be determined at this time.

         We are also a party in certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management that the outcome of these matters would not materially affect our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

         Our common stock is traded on The Nasdaq Stock Market under the symbol "QTRN." The following table shows, for the periods indicated, the high and low sale prices per share on The Nasdaq Stock Market, based on published financial sources.

          CALENDAR PERIOD                          HIGH                LOW
          ---------------                          ----                ---

Quarter ended March 31, 1998..............        $52.428            $34.000
Quarter ended June 30, 1998...............         53.500             42.250
Quarter ended September 30, 1998..........         52.000             33.375
Quarter ended December 31, 1998...........         56.875             41.000

Quarter ended March 31, 1999..............        $53.375            $34.625
Quarter ended June 30, 1999...............         45.500             34.750
Quarter ended September 30, 1999..........         41.938             16.875
Quarter ended December 31, 1999...........         25.031             16.000

         As of February 29, 2000, there were approximately 35,850 beneficial owners of our common stock, including 1,204 holders of record.

DIVIDEND POLICIES

         We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, and we intend to retain future earnings for the development and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended December 31, 1999, options to purchase 7,000 shares of our common stock were exercised at an average exercise price of $2.3232 per share in reliance on Rule 701 under the Act. We granted these options before we became subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Nonqualified Employee Incentive Stock Option Plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected Consolidated Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 1999 and the Consolidated Balance Sheet Data set forth below as of December 31, 1999 and 1998 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 1996 and 1995, and the Consolidated Balance Sheet Data set forth below as of December 31, 1997, 1996 and 1995 are derived from our consolidated financial statements. The results of our ENVOY Corporation subsidiary have been reported separately as a discontinued operation in the consolidated financial statements as we have entered into an agreement for the proposed sale of this subsidiary. Our consolidated financial statements have been restated to reflect material acquisitions in transactions accounted for as poolings of interests. However, the consolidated financial statements have not been restated to reflect certain other acquisitions accounted for as pooling of interests where we determined that the consolidated financial data would not have been materially different if the pooled companies had been included. For such immaterial pooling of interests transactions, which include three transactions in 1998, one transaction in 1997 and two transactions in 1996, our financial statements for the year of each transaction have been restated to include the pooled companies from January 1 of that year, but the financial statements for years prior to the year of each transaction have not been restated because the effect of such restatement would be immaterial. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                         Year Ended December 31,
                                                  ------------------------------------------------------------------------
                                                     1999            1998           1997        1996 (1,3)       1995 (1)
                                                  ----------      ----------      ---------     ----------       ---------
                                                                   (In thousands, except per share data)
Net revenue                                       $1,607,087      $1,221,776      $ 885,557      $ 627,251       $ 387,787
Income from operations                               136,355         129,389         91,814         46,495          25,111
Income from continuing operations before
   income taxes                                      115,910         125,567         89,439         26,864          23,368
Income from continuing operations                     73,168          85,643         58,063         11,625          14,088
Income (loss) from discontinued operation,
   net of income taxes                                36,123           2,926         (9,197)       (37,217)         (2,122)
Net income (loss) available for
   common shareholders                            $  109,291      $   88,569      $  48,866     $  (27,377)      $  11,247
                                                  ==========      ==========      =========     ==========       =========
Basic net income (loss) per share:
   Income from continuing operations              $     0.64      $     0.82      $    0.58     $     0.13       $    0.17
   Income (loss) from discontinued operation            0.32            0.03          (0.09)         (0.41)          (0.03)
                                                  ----------      ----------      ---------     ----------       ---------
   Basic net income (loss) per share              $     0.96      $     0.85      $    0.49     $    (0.30)      $    0.13
                                                  ==========      ==========      =========     ==========       =========

Diluted net income (loss) per share:
   Income from continuing operations              $     0.63      $     0.77      $    0.54     $     0.13       $    0.16
   Income (loss) from discontinued operation            0.31            0.03          (0.09)         (0.41)          (0.02)
                                                  ----------      ----------      ---------     ----------       ---------
   Diluted net income (loss) per share            $     0.94      $     0.80      $    0.46     $    (0.30)      $    0.13
                                                  ==========      ==========      =========     ==========       =========
Weighted average shares outstanding: (2)
   Basic                                             113,525         104,799         99,908         91,693          83,465
   Diluted                                           115,687         110,879        107,141         91,693          85,826

                                                                              As of December 31,
                                                  ------------------------------------------------------------------------
                                                      1999           1998           1997         1996 (1)         1995 (1)
                                                  ----------      ----------      ---------     ----------       ---------
                                                                     (In thousands, except employees)
Cash and cash equivalents                         $  191,653      $  128,621      $  84,597     $   76,129       $  85,585
Working capital, excluding discontinued
  operation(4)                                        69,235         197,005        166,866        103,736          73,563
Total assets                                       1,656,622       1,170,108        958,268        691,035         377,423
Long-term debt including current portion             184,784         191,601        186,972        188,027          56,763
Shareholders' equity                              $  991,759      $  646,132      $ 517,283     $  278,574       $ 183,132
Employees                                             20,496          16,732         12,717          8,998           5,553

1 Prior to our November 29, 1996 share exchange with Innovex Limited, Innovex had a fiscal year end of March 31 and we had (and continue to have) a fiscal year end of December 31. As a result, the pooled data presented above for 1995 include Innovex's March 31 fiscal year data in combination with our December 31 fiscal year data. In connection with the share exchange, Innovex changed its fiscal year end to December 31. Accordingly, the pooled data presented above for 1996 include both Innovex's and our data on a December 31 year end basis. Because of the difference between Innovex's fiscal year end in 1995 compared with 1996, Innovex's quarter ended March 31,1996 data are included in our pooled data for both 1995 and 1996.

2 Restated to reflect the two-for-one stock split of our common stock effected in the form of a 100% stock dividend in December 1997.

3 Excluding non-recurring costs (net of tax) of $36.5 million and amortization of certain acquired intangible assets of $16.4 million, the 1996 basic and diluted net income per share (unaudited) were $0.28 and $0.25, respectively.

4 Working capital of discontinued operation was $36.0 million in 1999, $42.4 million in 1998, $18.0 million in 1997, $47.5 million in 1996 and $10.7 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Quintiles Transnational Corp. improves healthcare by bringing new medicines to patients faster and providing knowledge-rich medical and drug data to advance the quality and cost effectiveness of healthcare. We are a global market leader in helping pharmaceutical, biotechnology and medical device companies market and sell their products. We also provide insightful market research solutions and strategic analyses to support healthcare decisions. Based on industry analyst reports, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 1999 net revenue; the net revenue of the second largest company was over $775 million less than our 1999 net revenue.

During 1999, we completed the following strategic acquisitions.

On January 1, 1999, we acquired substantial assets of Hoechst Marion Roussel's Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash, most of which is expected to be paid in the first half of 2000 when the acquisition of the physical facility is completed. As part of this transaction, we were awarded a $436 million contract for continued support and completion of ongoing HMR development projects over a five-year period. In addition, HMR will offer us the opportunity to provide all United States clinical research services up to an additional $144 million over the same period.

On February 17, 1999, we acquired Oak Grove Technologies, Inc., a leader in providing current Good Manufacturing Practice compliance services to the pharmaceutical, biotechnology and medical device industries. We acquired Oak Grove in exchange for 87,948 shares of our common stock. The acquisition of Oak Grove was accounted for as a purchase.

On March 29, 1999, we acquired Pharmaceutical Marketing Services, Inc. and its core company, Scott-Levin, a leader in pharmaceutical market information and research services located in the U.S. We acquired PMSI in exchange for approximately 4,993,787 shares of our common stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of our common stock. In addition, we agreed to pay contingent value payments to former PMSI shareholders who deferred receipt of one-half of the shares of our common stock they were entitled to receive in the transaction until June 14, 1999. The right to receive contingent value payments terminated in accordance with the merger agreement. Accordingly, no contingent value payments were made or are payable to any former PMSI shareholder. The acquisition of PMSI was accounted for as a purchase.

On March 31, 1999, we acquired MedLab Pty Ltd. and the assets of the Niehaus & Botha partnership collectively referred to as "N&B", a South African-based clinical laboratory. We acquired N&B in exchange for 271,146 shares of our common stock. The acquisition of N&B was accounted for as a pooling of interests, and as such, all historical financial data have been restated to include N&B.

On May 19, 1999, we acquired Minerva Medical plc, a Scotland-based clinical research organization. We acquired Minerva in exchange for 1,143,625 shares of our common stock. The acquisition of Minerva was accounted for as a pooling of interests, and as such, all historical financial data have been restated to include Minerva.

On June 3, 1999, we acquired SMG Marketing Group Inc., a Chicago-based healthcare market information company. We acquired SMG in exchange for 1,170,291 shares of our common stock. The acquisition of SMG was accounted for as a pooling of interests, and as such, all historical financial data have been restated to include SMG.

On July 2, 1999, we acquired Medcom, Inc., a New Jersey-based provider of physician meetings and educational events to help pharmaceutical companies raise awareness of their products among healthcare professionals, for approximately $2.5 million in cash and additional consideration if Medcom's results of operations exceeded certain targeted levels during 1999. Based on Medcom's 1999 results of operations, we will pay approximately $9.0 million in additional consideration to the former Medcom shareholders. This additional consideration will be paid in cash during the first half of 2000 and has been recorded as an accrued expense at December 31, 1999. The acquisition of Medcom was accounted for as a purchase.

On July 15, 1999, we acquired MediTrain, a Netherlands-based multimedia pharmaceutical sales representative training company, in exchange for 19,772 shares of our common stock. The acquisition of MediTrain was accounted for as a purchase.

On August 27, 1999, we acquired Medicines Control Consultants Pty Ltd., a South African-based pharmaceutical regulatory consulting group, for approximately $1 million in cash. The acquisition of MCC was accounted for as a purchase.

Discontinued Operation - ENVOY

On March 30, 1999, we acquired ENVOY Corporation, a Tennessee-based provider of healthcare electronic data interchange and data mining services. We acquired ENVOY in exchange for approximately 28,465,160 shares of our common stock. Outstanding ENVOY options became options to acquire approximately 3,914,583 shares of our common stock. The acquisition of ENVOY was accounted for as a pooling of interests, and as such, all historical financial data have been restated to include ENVOY.

On January 24, 2000, we announced a definitive agreement to sell ENVOY to Healtheon/WebMD Corp. Prior to the sale, ENVOY will transfer its informatics subsidiary, Synergy Health Care, Inc., to us. Net revenues of Synergy for 1999 and 1998 were approximately $3.0 million per year. We will receive $400 million in cash and 35 million shares of Healtheon/WebMD common stock in exchange for our entire interest in ENVOY and a warrant to acquire 10 million shares of our common stock at $40 per share, exercisable for four years. Closing is expected to occur during the second quarter of 2000.

After the proposed sale of ENVOY, we will retain exclusive rights to de-identified ENVOY transaction data and to certain other de-identified data available from Healtheon/WebMD, subject to limited exceptions. We have agreed to share with Healtheon/WebMD a royalty derived from sales of products using the licensed data. Upon the closing of the sale of ENVOY, we plan to form a strategic alliance with Healtheon/WebMD to develop a web-based suite of integrated products and services for the pharmaceutical industry. We will provide $100 million in funding for development.

ENVOY is being accounted for as a discontinued operation. Accordingly, the operating results and balance sheet items of ENVOY have been reflected separately from continuing operations.

Contract Revenue

We consider net revenue, which excludes reimbursed costs, our primary measure of revenue growth. Substantially all net revenue for the product development and commercialization service groups is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. Many of our contracts are fixed price, with some variable components, and range in duration from a few months to several years. We are also party to fee-for-service and unit-of-service contracts. We recognize net revenue based upon (1) labor costs expended as a percentage of total labor costs expected to be expended (percentage of completion) for fixed price contracts,
(2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

Our commercialization service group has entered into agreements with certain customers, whereby we provide a dedicated sales force and fund certain sales and marketing expenses, and we receive payments based on the achievement of certain sales levels of the promoted product. During the sales force recruitment and training phase, we defer certain costs and will amortize those costs over the lesser of the contractual termination period (generally one year) or the proportion to revenue recognized.

Our contracts generally provide for price negotiation upon scope of work changes. We recognize revenue related to these scope changes when the underlying services are performed and realization of revenue is reasonably assured. Most contracts are terminable upon 15 - 90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

Each contract specifies billing and payment procedures. Generally, the procedures require a portion of the contract fee to be paid at the time the project is initiated with subsequent contract billings and payments due periodically over the length of the project's term in accordance with contractual provisions. Revenue recognized in excess of billings is classified as unbilled services, while billings in excess of revenue recognized are classified as unearned income.

We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer through a written contract or otherwise. Using this method of reporting backlog, at December 31, 1999, 1998 and 1997, our backlog was approximately $2.2 billion, $1.9 billion and $1.1 billion, respectively. We believe that backlog may not be a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, loss or significant delay of contracts or a change in the scope of a project during the course of a contract.

Results of Continuing Operations
Year Ended December 31, 1999 Compared with
Year Ended December 31, 1998

Net revenue for the year ended December 31, 1999 was $1.6 billion, an increase of $385.3 million or 31.5% over net revenue for the year ended December 31, 1998 of $1.2 billion. Growth occurred across each of our geographic regions and each of our major service groups. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to January 1, 1999 and our 1999 acquisitions accounted for under purchase accounting which contributed approximately $36.0 million of net revenue for the year ended December 31, 1999. Net revenue for the product development group increased 33.9% to $948.9 million for the year ended December 31, 1999 as compared to $708.5 million for the year ended December 31, 1998. This growth was slower than anticipated as a result of several factors, including early termination and delays of clinical trials and utilization rates that were lower than historical levels. Net revenue for the commercialization group increased 23.9% to $614.7 million for the year ended December 31, 1999 as compared to $496.2 million for the year ended December 31, 1998. The net revenue for the year ended December 31, 1999 for the commercialization group included approximately $6.3 million of net revenue contributed by a 1999 acquisition accounted for as a purchase. Net revenue for the QUINTERNET(TM) informatics group increased 154.7% to $43.5 million for the year ended December 31, 1999 as compared to $17.1 million for the year ended December 31, 1998. The net revenue for the year ended December 31, 1999 for the QUINTERNET(TM) informatics group included approximately $24.6 million of net revenue contributed by a 1999 acquisition accounted for as a purchase.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $883.3 million or 55.0% of 1999 net revenue versus $640.8 million or 52.4% of 1998 net revenue. The increase in direct costs as a percentage of net revenue was primarily attributable to a decrease in the utilization rates during the year ended December 31, 1999, as discussed above.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $505.2 million or 31.4% of 1999 net revenue versus $394.4 million or 32.3% of 1998 net revenue. Also included in general and administrative expenses were incremental costs related to our Year 2000 Program of $8.8 million for the year ended December 31, 1999 as compared to $2.6 million for the year ended December 31, 1998. The remaining $104.6 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from our growth.

Depreciation and amortization expense was $82.3 million or 5.1% of 1999 net revenue versus $57.2 million or 4.7% of 1998 net revenue. Amortization expense increased $4.7 million due to the goodwill amortization resulting from our 1999 acquisitions accounted for under purchase accounting. The remaining $20.4 million increase is primarily due to the increase in our capitalized asset base.

Income from operations was $136.4 million or 8.5% of 1999 net revenue versus $129.4 million or 10.6% of 1998 net revenue. Income from operations for the product development group increased to $83.8 million or 8.8% of 1999 net revenue from $77.6 million or 11.0% of 1998 net revenue. The decrease as a percentage of net revenue results from the early termination and delays of clinical programs and lower utilization rates as discussed above and an increase of approximately $5.6 million in incremental costs incurred related to our Year 2000 Program. Income from operations for the commercialization group increased to $57.7 million or 9.4% of 1999 net revenue from $47.3 million or 9.5% of 1998 net revenue. Income from operations for the QUINTERNET(TM) informatics group decreased to a loss of $5.2 million or (11.9%) of 1999 net revenue from income of $4.5 million or 26.2% of 1998 net revenue. This decrease results primarily from an increase in amortization expense due to a 1999 acquisition accounted for as a purchase and the allocation of corporate overhead costs attributable to increased costs incurred to develop the informatics market in 1999.

Other expense, which consists primarily of transaction costs and interest, increased to $20.4 million in 1999 from $3.8 million in 1998. Transaction costs included in other expense were $26.3 million in 1999 versus $3.5 million in 1998. Excluding these transaction costs, other income was $5.9 million for the year ended December 31, 1999 versus other expense of $347,000 for the year ended December 31, 1998. The $5.5 million fluctuation was due to an increase of $3.3 million of net interest income, an increase of $645,000 of gains on foreign currency and a $2.1 million realized gain on the sale of an investment in marketable equity securities.

The effective income tax rate for 1999 was 36.9% versus a 31.8% rate in 1998. Excluding transaction costs, which are not generally deductible for income tax purposes, the effective income tax rate for 1999 would have been 30.1% versus a 30.9% rate for 1998. Since we conduct operations on a global basis, our effective income tax rate may vary. See "--Income Taxes."


Year Ended December 31, 1998 Compared with
Year Ended December 31, 1997

Net revenue for the year ended December 31, 1998 was $1.2 billion, an increase of $336.2 million or 38.0% over net revenue for the year ended December 31, 1997 of $885.6 million. Growth occurred across each of our geographic regions and each of our major service groups. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to January 1, 1998. Net revenue for the product development group increased 36.8% to $708.5 million for the year ended December 31, 1998 as compared to $518.0 million for the year ended December 31, 1997. Net revenue for the commercialization group increased 39.4% to $496.2 million for the year ended December 31, 1998 as compared to $356.1 million for the year ended December 31, 1997. Net revenue for the QUINTERNET(TM) informatics group increased 48.6% to $17.1 million for the year ended December 31, 1998 as compared to $11.5 million for the year ended December 31, 1997.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $640.8 million or 52.4% of 1998 net revenue versus $468.3 million or 52.9% of 1997 net revenue.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $394.4 million or 32.3% of 1998 net revenue versus $286.8 million or 32.4% of 1997 net revenue. The $107.7 million increase in general and administrative expenses was primarily due to an increase in personnel, facilities and locations and outside services resulting from our growth.

Depreciation and amortization expense was $57.2 million or 4.7% of 1998 net revenue versus $38.7 million or 4.4% of 1997 net revenue. The $18.5 million increase is primarily due to the increase in our capitalized asset base. In 1998, we recognized approximately $2.8 million of depreciation expense associated with the first full year of operation for the facility in Bathgate, Scotland and related assets.

Income from operations was $129.4 million or 10.6% of 1998 net revenue versus $91.8 million or 10.4% of 1997 net revenue. Income from operations for the product development group increased to $77.6 million or 11.0% of 1998 net revenue from $52.2 million or 10.1% of 1997 net revenue. Income from operations for the commercialization group increased to $47.3 million or 9.5% of 1998 net revenue from $37.7 million or 10.6% of 1997 net revenue. Income from operations for the QUINTERNET(TM) informatics group increased to $4.5 million or 26.2% of 1998 net revenue from $2.0 million or 17.1% of 1997 net revenue.

Other expense, which consists primarily of transaction costs and interest, increased to $3.8 million in 1998 from $2.4 million in 1997. Transaction costs included in other expense were $3.5 million in 1998 versus $2.2 million in 1997.

The effective income tax rate for 1998 was 31.8% versus a 35.1% rate in 1997. Excluding transaction costs, which are not generally deductible for tax purposes, the effective income tax rate for 1998 would have been 30.9% versus a 34.2% rate for 1997. The effective income tax rate reduction resulted from the reversal of prior year valuation allowances relating to certain net operating loss carryforwards that we now believe are more likely than not to be utilized and profits generated in countries with favorable income tax rates. Since we conduct operations on a global basis, our effective income tax rate may vary. See "--Income Taxes."


Liquidity and Capital Resources

Cash flows generated from operations were $123.8 million in 1999 versus $125.6 million and $84.2 million in 1998 and 1997, respectively. Cash flows used in investing activities in 1999 were $104.5 million, versus $76.0 million and $156.4 million in 1998 and 1997, respectively. Of these investing activities, capital asset purchases required $158.1 million in 1999 versus $97.0 million and $81.3 million in 1998 and 1997, respectively. Capital asset expenditures in 1999 included approximately $35 million in connection with the acquisition of HMR's Drug Innovation and Approval Facility. The remainder of the purchase price, approximately $58 million, is expected to be paid in the first half of 2000 when the acquisition of the physical facility is completed. Capital asset expenditures in 1997 included (pound)15.8 million (approximately $26.5 million) related to our purchase of land and construction of a facility in Bathgate, Scotland. The remaining capital expenditures were predominantly incurred in connection with the expansion of existing operations, the enhancement of information technology capabilities and the opening of new offices.

Total working capital, excluding net assets of discontinued operation, decreased $127.8 million to $69.2 million at December 31, 1999 from $197.0 million at December 31, 1998. This decrease resulted from the $143.75 million of 4.25% Convertible Subordinated Notes due May 31, 2000 being classified as a current liability as of December 31, 1999 versus a long-term liability as of December 31, 1998. Trade accounts receivable and unbilled services increased 22.4% to $377.3 million at December 31, 1999 from $308.3 million at December 31, 1998, as a result of the growth in net revenue. Trade accounts receivable and unbilled services, net of unearned income, increased 27.8% to $204.7 million at December 31, 1999 from $160.2 million at December 31, 1998. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 38 and 37 days at December 31, 1999 and December 31, 1998, respectively.

During 1999, the Company invested approximately $6.2 million in Missouri Tax Incentive Bonds. In connection with this investment, the Company entered into a loan agreement with the Missouri Development Finance Board for approximately $5.6 million. The bonds mature as we are required to make loan payments.

In May 1999, we signed a commercialization agreement with CV Therapeutics, a development stage biopharmaceutical company, to commercialize one of its products. The agreement calls for us to conduct certain pre-launch activities, hire and train a dedicated sales force to promote the product and provide post-launch marketing and sales services for at least three years after launch and provide services in years four and five, if certain product sales levels are achieved. As part of this agreement, we acquired approximately $5.0 million of CVT common stock and will be required to provide a $10.0 million secured credit facility to CVT if the Federal Drug Administration accepts the CVT's New Drug Application for the product.

During 1998, we acquired a clinical trial production and warehouse facility in Livingston, Scotland for a purchase commitment valued at (pound)1.75 million (approximately $2.8 million), with payment due in May, 2001.

During 1995, we acquired a drug development facility in Edinburgh, Scotland. Related to this acquisition, we entered into a purchase commitment valued at (pound)12.5 million (approximately $20.9 million). During 1999 the payment terms were amended, and we paid approximately (pound)6.2 million (approximately $10.1 million) of this commitment in October 1999. The remaining balance of approximately (pound)6.3 million (approximately $10.1 million) is due in April 2000.

We have a $150 million senior unsecured credit facility with a U.S. bank. At December 31, 1999, we had $150 million available under this facility. Based upon our current financing plan, we believe the $150 million facility would be available to retire our credit arrangements and obligations, if necessary.

In May 1999, we entered into a (pound)10.0 million (approximately $16.2 million) unsecured line of credit with a U.K. bank. We also entered into a (pound)1.5 million (approximately $2.4 million) general bank facility with the same U.K. bank. At December 31, 1999, we had (pound)11.5 million (approximately $18.6 million) available under these agreements.

All foreign currency denominated amounts due, subsequent to December 31, 1999, have been translated using the Wednesday, December 29, 1999 foreign exchange rates as published in the December 30, 1999 edition of the Wall Street Journal.

Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings under our line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion.

Income Taxes

Since we conduct operations on a global basis, our effective income tax rate has depended and will continue to depend on the amount of profits in locations with varying income tax rates. Our results of operations will be impacted by changes in the income tax rates of the various jurisdictions and by changes in any applicable tax treaties. In particular, as the portion of our non-U.S. business varies, our effective income tax rate may vary significantly from period to period. Our effective tax rate may also depend upon the extent to which we are allowed (and are able to use under applicable limitations) U. S. foreign tax credits in respect of income taxes paid on its foreign operations.


Inflation

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.


Impact of Year 2000 Issue

We have not experienced any immediate, adverse impact to our operations resulting from the millennium date change or leap year change. However, we cannot provide any assurance that our systems and business relationships have not been impacted in a manner that is not yet apparent. We will continue to monitor our systems in order to promptly remediate any adversely impacted systems. The aggregate cost of our Year 2000 program, including costs stemming from acquisitions, was approximately $16.6 million, of which approximately $5.1 million were not incremental costs but represented the redeployment of existing resources.


Conversion to the Euro Currency

On January 1, 1999, a new currency, the euro, became the legal currency for 11 of the 15 member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in the member countries in both the euro and existing national currencies. On January 1, 2002, the euro will become the sole currency in the member countries. We conduct business in the member countries. We have reviewed the issues involved with the introduction of the euro including: (1) whether we may have to change the prices of our services in the different countries and (2) whether we will have to change the terms of any financial instruments in connection with our hedging activities.

The use of the euro has not had a significant impact on our business or operations. Based on current information, we do not expect the conversion to the euro to have a material effect on our financial condition or results of operations.


Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. We will adopt Statement No. 133 when required to do so on January 1, 2001. Because of our limited use of derivatives, we do not expect the application of Statement No. 133 to have a significant impact on our financial position or results of operations.


Market Risk

Market risk is the potential loss arising from adverse changes in the market rates and prices, such as foreign currency rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and equity price changes, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate risk. We do not hold or issue derivative instruments for trading purposes. The following analyses present the sensitivity of our financial instruments to hypothetical changes in interest and foreign currency exchange rates that are reasonably possible over a one-year period.


Foreign Currency Exchange Rates

Approximately 45.8%, 50.9% and 51.6% of our net revenue for the years ended December 31, 1999, 1998, and 1997, respectively, were derived from our operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($15.5) million at December 31, 1999 as compared to ($4.6) million at December 31, 1998.

We may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we earn fees or incur expenses related to such contracts. At December 31, 1999, our most significant foreign currency exchange rate exposures were in the British pound, German mark and French franc. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts or options. We recognize changes in value in income only when foreign currency exchange contracts or options are settled or exercised, respectively. There were no open foreign exchange contracts or options relating to service contracts at December 31, 1999.

As of December 31, 1999, we had short-term obligations denominated in a foreign currency (approximately (pound)8.0 million). Assuming a hypothetical change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair value of these instruments would increase by approximately $1.3 million.

Interest Rates

At December 31, 1999, we had outstanding $143.75 million of 4.25% Convertible Subordinated Notes due May 31, 2000. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The carrying value of the Notes at December 31, 1999 approximates the fair value. A 10% increase in prevailing interest rates at December 31, 1999 would not result in a material decrease in the fair value of the Notes due to the short term remaining until maturity. Currently, we do not hold any derivative instruments to manage interest rate risk.

At December 31, 1999, our investment in debt securities portfolio consists primarily of U.S. Government Securities and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 1999, the fair value of the investment portfolio was $109.4 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $10.9 million.


Equity Prices

At December 31, 1999, we had investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 1999, the fair value of these investments was $45.2 million, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price is approximately $4.5 million.


Subsequent Events

On January 26, 2000, we announced the adoption of a restructuring plan. In connection with this plan, we anticipate recognizing a restructuring charge of approximately $55.0 million during the first quarter of 2000. The restructuring charge will consist primarily of severance costs related to a worldwide workforce reduction of approximately 800 positions and lease termination costs related to the consolidation of offices. This restructuring is targeted to result in annualized cost savings of $40.0 million to $50.0 million, of which $30.0 million to $35.0 million are targeted to be realized in 2000.

On February 3, 2000, the Board of Directors authorized us to repurchase up to $200 million of our common stock from time to time over the next 12 months in open market, block or negotiated transactions.


Risk Factors

In addition to the other information provided in our reports, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect our operating results and growth rate.

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice has grown substantially over the past decade, and we have benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing has slowed. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits, which can be derived on new drugs, our customers may reduce their research and development spending which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

If companies we acquire do not perform as expected or if we are unable to make strategic acquisitions, our business could be adversely affected.

A key element of our growth strategy has depended on our ability to complete acquisitions that complement or expand our business and successfully integrate the acquired companies into our operations. In the past, some of our acquisitions performed below our expectations in the short term, but we experienced no impact to our expectations for our overall results, due in part to the size of such acquisitions and the performance of other areas of our business. In the future, if we are unable to operate the business of an acquired company so that its results meet our expectations, those results could have a negative impact on our results as a whole. The risk that our results may be affected if we are unable to successfully operate the businesses we acquire may increase in proportion with (1) the size of the businesses we acquire, (2) the lines of business we acquire and (3) the number of acquisitions we complete in any given time period. In addition, in recent months our acquisition activity has slowed, and we have not completed an acquisition since August 1999. As a result, we currently are not growing from acquisitions. If we do not acquire other companies, our overall growth, when compared to historical levels, will be adversely affected.

In 1999, we completed nine acquisitions, including PMSI and ENVOY, the largest acquisitions we have completed to date. We are continually evaluating and competing for new acquisition opportunities. Other risk factors we face as a result of our acquisition strategy include the following:

     -    our ability to achieve anticipated synergies from combined operations;

     - our ability to integrate the operations and personnel of acquired companies, especially those in lines of business that differ from our current lines of business;

     - the ability of acquired companies to meet anticipated net revenue and net income targets;

     -    potential loss of the acquired companies' key employees;

     - our ability to efficiently operate and expand the acquired companies' lines of business that differ from our current lines of business;

     - the possibility that we may be adversely affected by risk factors present at the acquired companies;

     - potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the sellers;

     - risks of assimilating differences in foreign business practices and overcoming language barriers (for acquisitions of foreign companies); and

     - risks experienced by companies in general that are involved in acquisitions.

If we are unable to successfully develop and market potential new services, our growth could be adversely affected.

Another key element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to succeed in (1) developing new services and (2) attracting a customer base for those newly developed services, we will not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be adversely affected.

For example, we are expanding our pharmaceutical and healthcare information and market research services. These services involve analyzing healthcare information to study aspects of current healthcare products and procedures for use in developing new products and services or in analyzing sales and marketing of existing products. In addition to the other difficulties associated with the development of any new service, our ability to develop these services may be limited further by contractual provisions limiting our use of the healthcare information or the legal rights of others that may prevent or impair our use of the healthcare information. Due to these and other limitations, we cannot assure you that we will be able to develop this type of service successfully. Our inability to develop new products or services or any delay in development may adversely affect our ability to maintain our rate of growth in the future.

The potential loss or delay of our large contracts could adversely affect our results.

Many of our contract research customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, recently we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this becomes a trend, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

The proposed sale of ENVOY may fail to close or be delayed.

The proposed sale of ENVOY to Healtheon/WebMD is important to our strategic plan and, if the transaction fails to close or the closing is delayed, we may not be able to execute strategies that are critical to our continued growth as planned, if at all. For example, we have agreed to form a strategic alliance with Healtheon/WebMD designed to enable us to develop and market web-based products and services relating to our informatics strategy, and Healtheon/WebMD has agreed to give us access to data that is important to our informatics business. Healtheon/WebMD's obligation to perform under these arrangements is contingent upon closing of the ENVOY transaction. As a result, if the transaction does not close, we would not be able to take advantage of the benefits of the proposed alliance as planned, and we would need to seek other partnerships or develop such capabilities internally. These consequences may substantially delay our ability to execute our Internet strategy relating to our product development and commercialization service groups and increase our costs. The sale of ENVOY is subject to regulatory approval and other conditions that are beyond our control.

Our backlog may not be indicative of future results.

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

Also, if customers delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues are not indicative of the future relationship.

If we lose the services of Dennis Gillings or other key personnel, our business could be adversely affected.

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

Our product development services create a risk of liability from clinical trial participants and the parties with whom we contract.

We contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include supervising clinical trials, data and laboratory analysis, patient recruitment and other services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. These events would create a risk of liability to us from the drug companies with whom we contract or the study participants.

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

We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results or if our informatics products violate rights of third parties. We maintain insurance to cover ordinary risks but any insurance might not be adequate, and it would not cover the risk of a customer deciding not to do business with us as a result of poor performance.

Relaxation of government regulation could decrease the need for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development/approval process. A large part of our business involves helping pharmaceutical and biotechnology companies through the regulatory drug approval process. Any relaxation in regulatory approval standards could eliminate or substantially reduce the need for our services, and, as a result, our business, results of operations and financial condition could be materially adversely affected. Potential regulatory changes under consideration in the United States and elsewhere include mandatory substitution of generic drugs for patented drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures. These and other changes in regulation could have an impact on the business opportunities available to us.

Failure to comply with existing regulations could result in a loss of revenue.

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

Proposed regulations may increase the cost of our business or limit our service offerings.

The confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and federal levels. This legislation may (1) require us to implement security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These and other changes in regulation could limit our ability to offer some of our products or have an impact on the business opportunities available to us.

Industry regulation may restrict our ability to analyze and disseminate pharmaceutical and healthcare data.

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

Our services are subject to evolving industry standards and rapid technological changes.

The markets for our services, particularly our QUINTERNET(TM) informatics services, which include our data analysis services, are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services.
To succeed, we must continue to:

     -    enhance our existing services;

     - introduce new services on a timely and cost-effective basis to meet evolving customer requirements;

     -    achieve market acceptance for new services; and

     - respond to emerging industry standards and other technological changes.

Exchange rate fluctuations may affect our results of operations and financial condition.

We derive a large portion of our net revenue from international operations; for example, we derived approximately 45.8% of our 1999 net revenue from outside the United States. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates and any trends associated with the transition to the euro, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

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

We may be adversely affected by customer concentration.

We have one customer that accounted for 11 % of our revenues for the year ended December 31, 1999. These revenues resulted from services provided by our product development and commercialization service groups. If this or any future customer of similar size decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

New healthcare legislation or regulation could restrict our informatics business.

The Department of Health and Human Services published proposed regulations setting privacy standards to protect health information that is transmitted electronically in the Federal Register on November 3, 1999. The comment period for these proposed rules ended February 17, 2000. We understand generally that final regulations will be issued no earlier than 60 days after the end of the comment period, however, HHS has indicated that a significant delay is likely which will add additional months to the expected date of the final rules. While the proposed rules, if promulgated without modification, likely would not restrict us from de-identifying individual health information and providing such de-identified, aggregated data to our Synergy subsidiary for purposes of analysis, the proposed rule may be changed in response to comments and further modification and could be preempted by legislation. Such legislative or regulatory changes could occur as early as this year and their impact cannot be predicted. If legislation or a more restrictive regulation is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services. In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated. Third party processors, under the proposed rules, or modified rules, also may require us to provide indemnity from claims against them arising from our use of data, even in de-identified form. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

Risks associated with discontinued operation--the ENVOY EDI business

Until the proposed sale of our ENVOY subsidiary closes, we will continue to operate ENVOY's EDI business and will continue to be subject to the following additional risks associated with ENVOY's EDI business.

EDI Services Are Subject to Evolving Industry Standards and Rapid Technological Changes

The current industry standard EDI platform for processing transactions could be replaced or supplemented by an Internet platform to handle these transactions. Some of ENVOY's competitors in the EDI business are beginning to implement such a platform. If others succeed in implementing an Internet platform and are able to gain market acceptance of that platform, whether or not we develop and execute an Internet platform, ENVOY's EDI business could be materially adversely affected.

We Rely on Specific Data Centers for ENVOY's EDI Business

ENVOY's EDI business relies on a host computer system to perform real-time EDI transaction processing. This host computer system is contained in a single data facility. The host computer system does not have a remote backup data center. Although the host computer system is insured, if there is a fire or other disaster at the data facility, ENVOY's EDI business could be materially adversely affected.

ENVOY's EDI business also relies on a data center operated by a third party to perform many of ENVOY's other healthcare EDI transaction processing services. The facility is located in Tampa, Florida and is operated by GTE Data Services Incorporated, with whom ENVOY has contracted for such processing services. ENVOY's EDI business relies primarily on this facility to process batch claims and other medical EDI transaction sets. ENVOY's contract with GTE requires GTE to maintain continuous processing capability and a "hot site" disaster recovery system. This contract expires in December 2003. If the GTE facility's services are disrupted or delayed, ENVOY's EDI business could be materially adversely affected.

We Cannot Predict the Need for Independent Healthcare EDI Processing

ENVOY's EDI business strategy anticipates that providers of healthcare services and payors will increase their use of electronic processing of healthcare transactions in the future. The development of the business of electronically transmitting healthcare transactions is affected, and somewhat hindered, by the complex nature and types of transactions that must be processed. Furthermore, while the wide variety of processing forms used by different payors has fostered the need for healthcare EDI and transaction processing clearinghouses such as ENVOY to date, if such forms become standardized, through consolidation of payors or otherwise, then the need for independent third party healthcare EDI processing could become less prevalent. We cannot assure you that the electronic processing of healthcare transactions will increase or that ENVOY's EDI business will grow.

Direct Links May Bypass Need for ENVOY's EDI Services

Some third party payors provide electronic data transmission systems to healthcare providers, thereby directly linking the payor to the provider. These direct links bypass third party processors like us. An increase in the use of direct links between payors and providers would materially adversely affect ENVOY's EDI business.

Increased Competition in the Healthcare EDI Business Could Adversely Impact Our Results

Increased competition in the healthcare EDI and transaction processing business could force ENVOY to reduce, or even eliminate, per transaction fees, which could adversely affect our results of operations. EDI services face different types of competition, any or all of which could affect ENVOY's EDI business. Some of ENVOY's competitors are similarly specialized, such as its former regional partners that have direct provider relationships, and others are involved in more highly developed areas of the business. In addition, some vendors of provider information management systems include or may include, in their offered products, their own electronic transaction processing systems. If electronic transaction processing becomes the standard method of processing healthcare claims and information, other companies with significant capital resources could enter the industry.

Unauthorized Access To Data Centers Could Adversely Affect ENVOY's EDI Business

Unauthorized access to ENVOY's EDI data centers and misappropriation of our proprietary information could have a material adverse effect on ENVOY's EDI business and financial results. While we believe our current security measures and the security measures used by third parties for which we process or transmit healthcare information are adequate, such unauthorized access or misappropriation could occur.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This information is included under Item 7 of this report under the caption "Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               1999              1998             1997
                                                           -----------       -----------       ---------

Net revenue                                                $ 1,607,087       $ 1,221,776       $ 885,557
Costs and expenses:
   Direct                                                      883,274           640,764         468,292
   General and administrative                                  505,166           394,432         286,760
   Depreciation and amortization                                82,292            57,191          38,691
                                                           -----------       -----------       ---------
                                                             1,470,732         1,092,387         793,743
                                                           -----------       -----------       ---------
Income from operations                                         136,355           129,389          91,814
Other income (expense):
   Interest income                                              14,391            11,646           8,575
   Interest expense                                            (11,233)          (11,810)         (8,865)
   Transaction costs                                           (26,322)           (3,475)         (2,234)
   Other                                                         2,719              (183)            149
                                                           -----------       -----------       ---------
                                                               (20,445)           (3,822)         (2,375)
                                                           -----------       -----------       ---------
Income from continuing operations before income taxes          115,910           125,567          89,439
Income taxes                                                    42,742            39,924          31,376
                                                           -----------       -----------       ---------
Income from continuing operations                               73,168            85,643          58,063
Income (loss) from discontinued operation, net of
   income taxes                                                 36,123             2,926          (9,197)
                                                           -----------       -----------       ---------
Net income                                                 $   109,291       $    88,569       $  48,866
                                                           ===========       ===========       =========

Basic net income per share:
   Income from continuing operations                       $      0.64       $      0.82       $    0.58
   Income (loss) from discontinued operation                      0.32              0.03           (0.09)
                                                           -----------       -----------       ---------
   Basic net income per share                              $      0.96       $      0.85       $    0.49
                                                           ===========       ===========       =========

Diluted net income per share:
   Income from continuing operations                       $      0.63       $      0.77       $    0.54
   Income (loss) from discontinued operation                      0.31              0.03           (0.09)
                                                           -----------       -----------       ---------
   Diluted net income per share                            $      0.94       $      0.80       $    0.46
                                                           ===========       ===========       =========

Shares used in computing net income per share:
   Basic                                                       113,525           104,799          99,908
   Diluted                                                     115,687           110,879         107,141


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                             -----------------------------
                                                                 1999              1998
                                                             -----------       -----------
                  Assets
Current assets:
   Cash and cash equivalents                                 $   191,653       $   128,621
   Trade accounts receivable and unbilled services, net          377,278           308,267
   Investments                                                    32,476            32,241
   Prepaid expenses                                               37,216            26,326
   Other receivables                                              21,571            14,133
   Other current assets                                           21,888            17,747
   Net assets of discontinued operation                          122,981           130,458
                                                             -----------       -----------
         Total current assets                                    805,063           657,793
Property and equipment:
   Land, buildings and leasehold improvements                    182,648            94,284
   Equipment and software                                        296,843           201,458
   Furniture and fixtures                                         47,356            41,116
   Motor vehicles                                                 47,243            46,875
                                                             -----------       -----------
                                                                 574,090           383,733
   Less accumulated depreciation                                (174,406)         (128,402)
                                                             -----------       -----------
                                                                 399,684           255,331
Intangibles and other assets:
   Goodwill, net                                                 204,307            78,082
   Other intangibles, net                                          4,639             5,074
   Investments in debt securities                                 76,902            64,963
   Investments in marketable equity securities                    45,237               493
   Deferred income taxes                                          84,356            71,401
   Deposits and other assets                                      36,434            36,971
                                                             -----------       -----------
                                                                 451,875           256,984
                                                             -----------       -----------
         Total Assets                                        $ 1,656,622       $ 1,170,108
                                                             ===========       ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,
                                                                                 -----------------------------
                                                                                     1999               1998
                                                                                 -----------       -----------
                  Liabilities and Shareholders' Equity
Current liabilities:
   Lines of credit                                                               $        12       $       921
   Accounts payable                                                                   69,349            60,650
   Accrued expenses                                                                  165,446            80,593
   Unearned income                                                                   172,557           148,074
   Income taxes payable                                                               35,755             5,661
   Current portion of obligations held under capital leases                           14,727            12,568
   Current portion of long-term debt and obligation                                  154,178            21,126
   Other current liabilities                                                             823               737
                                                                                 -----------       -----------
         Total current liabilities                                                   612,847           330,330

Long-term liabilities:
   Obligations held under capital leases, less current portion                         8,589            12,447
   Long-term debt and obligation, less current portion                                 7,290           145,460
   Deferred income taxes                                                              31,381            30,439
   Other liabilities                                                                   4,756             5,300
                                                                                 -----------       -----------
                                                                                      52,016           193,646
                                                                                 -----------       -----------
         Total liabilities                                                           664,863           523,976

Commitments and contingencies
Shareholders' Equity:
   Preferred stock, 0 and 3,264,800 shares issued and
     outstanding at December 31, 1999 and 1998, respectively                              --                33
   Common Stock and additional paid-in capital, 115,118,347 and
     105,775,628 shares issued and outstanding at December 31,
     1999 and 1998, respectively                                                     788,247           559,496
   Retained earnings                                                                 204,062            95,618
   Accumulated other comprehensive income (loss)                                       1,677            (5,198)
   Other equity                                                                       (2,227)           (3,817)
                                                                                 -----------       -----------
       Total shareholders' equity                                                    991,759           646,132
                                                                                 -----------       -----------
       Total liabilities and shareholders' equity                                $ 1,656,622       $ 1,170,108
                                                                                 ===========       ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                   1999            1998             1997
                                                                ---------       ---------       ---------
Operating activities:
    Net income                                                  $ 109,291       $  88,569       $  48,866
    (Income) loss from discontinued operation, net of
       income taxes                                               (36,123)         (2,926)          9,197
                                                                ---------       ---------       ---------
    Income from continuing operations                              73,168          85,643          58,063

Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  82,292          57,191          38,691
    Non-recurring transaction costs                                26,322              --              --
    Net loss (gain) on sale of property and equipment                (355)            534             670
    Gain on sale of marketable equity securities                   (2,057)             --              --
    Provision for (benefit from) deferred income taxes             (1,448)         (1,728)         10,962
    Change in operating assets and liabilities:
        Accounts receivable and unbilled services                 (76,156)        (85,657)        (33,334)
        Prepaid expenses and other assets                         (16,493)         (5,291)        (16,236)
        Accounts payable and accrued expenses                      16,320          26,275          14,056
        Unearned income                                            13,960          49,332           3,092
        Income taxes payable and other current liabilities          7,659            (780)          8,728
    Other                                                             585              81            (519)
                                                                ---------       ---------       ---------
Net cash provided by operating activities                         123,797         125,600          84,173
Investing activities:
    Proceeds from disposition of property and equipment             6,535           6,297           4,642
    Purchase of investments held-to-maturity                       (6,215)             --              --
    Maturities of investments held-to-maturity                     86,683          10,593          35,579
    Purchase of investments available-for-sale                   (110,310)       (125,413)       (137,597)
    Proceeds from sale of investments available-for-sale           25,296         130,422          51,278
    Purchase of marketable equity securities                      (12,424)             --              --
    Proceeds from sale of marketable equity securities              5,913              --              --
    Purchase of other investments                                      --              --         (12,011)
    Acquisition of property and equipment                        (158,128)        (96,954)        (81,255)
    Acquisition of businesses, net of cash acquired                84,746           2,403         (11,329)
    Payment of non-recurring transaction costs                    (26,322)             --          (5,648)
    Loan to ESOP, net                                                  --          (3,429)             --
    Other                                                            (233)             85             (17)
                                                                ---------       ---------       ---------
Net cash used in investing activities                           $(104,459)      $ (75,996)      $(156,358)

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1999            1998             1997
                                                              ---------       ---------       ---------
Financing activities:
   Increase (decrease) in lines of credit, net                $    (909)      $  (8,597)      $     660
   Proceeds from issuance of debt                                    --              --             566
   Repayment of debt                                             (4,341)           (677)         (7,302)
   Principal payments on capital lease obligations              (13,865)        (18,656)        (16,778)
   Issuance of common stock                                      19,724          24,280         110,758
   Dividend from discontinued operation                          47,070             150              --
   Dividends paid by pooled entity                               (1,089)         (3,499)         (5,397)
   Other                                                            (28)            827               2
                                                              ---------       ---------       ---------
Net cash provided by (used in) financing activities              46,562          (6,172)         82,509
Effect of foreign currency exchange rate changes on cash         (2,868)            592          (1,856)
                                                              ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents                 63,032          44,024           8,468
Cash and cash equivalents at beginning of year                  128,621          84,597          76,129
                                                              ---------       ---------       ---------
Cash and cash equivalents at end of year                      $ 191,653       $ 128,621       $  84,597
                                                              =========       =========       =========
Supplemental Cash Flow Information:
   Interest paid                                              $  12,550       $  11,617       $   8,946
   Income taxes paid                                             32,961          22,286          16,848
Non-cash Investing and Financing Activities:
   Capitalized leases                                            12,871          19,531          23,027
   Equity impact of mergers and acquisitions                    206,275           5,046           1,134
   Equity impact from exercise of non-qualified stock
     options                                                      3,711           5,498          24,049
   Unrealized gain (loss) on marketable securities, net
     of tax                                                      17,781            (572)           (104)
   Tax effect of pooled transactions                                 --              --          62,700
   Conversion of debt to equity                               $      --       $      --       $   8,214


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                 Employee
                                                                                                                   Stock
                                                                  Accumulated                                    Ownership
                                                                     Other                           Additional  Plan Loan
                                      Comprehensive   Retained   Comprehensive   Preferred   Common   Paid-In    Guarantee
                                         Income       Earnings   Income (Loss)     Stock      Stock   Capital     & Other   Total

Balance, December 31, 1996              $     --     $(26,830)      $   541        $ 43      $  613   $305,344   $(1,137)  $278,574
Issuance of common stock                      --           --            --          --          27    114,657        --    114,684
Principal payments on ESOP loan               --           --            --          --          --         --       536        536
Stock issued for acquisitions                 --         (445)           --          --          --        244        --       (201)
Issuance of common stock for other
  than cash                                   --           --            --          --           1         19        --         20
Conversion of debt by pooled entity           --           --            --          --           9      8,205        --      8,214
Effect due to change in fiscal year
  of pooled entity                            --       (3,775)          117          --          --         --        --     (3,658)
Tax effect of pooling of interests            --           --            --          --          --     62,700        --     62,700
Tax benefit from the exercise of
  non-qualified stock options                 --           --            --          --          --     21,367        --     21,367
Dividends paid by pooled entity               --       (5,814)           --          --          --        (72)       --     (5,886)
Two-for-one stock split                       --           --            --          --         369       (369)       --         --
Other equity transactions                     --           --            --          --          --         28        (1)        27
Comprehensive income:
   Net income                             48,866       48,866            --          --          --         --        --     48,866
   Unrealized loss on marketable
     securities, net of tax                 (104)          --          (104)         --          --         --        --       (104)
   Foreign currency adjustments           (7,856)          --        (7,856)         --          --         --        --     (7,856)
                                        --------     --------       -------        ----      ------   --------   -------   ---------
Comprehensive income for year ended
  December 31, 1997                       40,906
                                        ========
Balance, December 31, 1997                             12,002        (7,302)         43       1,019    512,123      (602)   517,283
Issuance of common stock                      --           --            --          --          17     24,263        --     24,280
Principal payments on ESOP loan               --           --            --          --          --         --       215        215
Loan to ESOP                                  --           --            --          --          --         --    (3,429)    (3,429)
Stock issued for acquisitions                 --         (272)           --          --          11      4,474        --      4,213
Tax benefit from the exercise of
  non-qualified stock options                 --           --            --          --          --     15,603        --     15,603
Conversion of preferred stock by
  pooled entity                               --           --            --         (10)         10         --        --         --
Dividends paid by pooled entity               --       (3,181)           --          --          --         --        --     (3,181)
Other equity transactions                     --       (1,500)           --          --          --      1,976        (1)       475
Comprehensive income:
   Net income                             88,569       88,569            --          --          --         --        --     88,569
   Unrealized loss on marketable
     securities, net of tax                 (572)          --          (572)         --          --         --        --       (572)
   Foreign currency adjustments            2,676           --         2,676          --          --         --        --      2,676
                                        --------     --------       -------        ----      ------   --------   -------  ---------
Comprehensive income for year ended
  December 31, 1998                       90,673
                                        ========
Balance, December 31, 1998                             95,618        (5,198)         33       1,057    558,439    (3,817)   646,132
Issuance of common stock                      --           --            --          --           8     19,716        --     19,724
Principal payments on ESOP loan               --           --            --          --          --         --       756        756
Stock issued for acquisitions                 --           --            --          --          51    206,224        --    206,275
Tax benefit from the exercise of
  non-qualified stock options                 --           --            --          --          --      3,711        --      3,711
Conversion of preferred stock by
  pooled entity                               --           --            --         (33)         33         --        --         --
Dividends paid by pooled entity               --       (1,089)           --          --          --         --        --     (1,089)
Effect due to change in fiscal year
  of pooled entity                            --          200            --          --          --         --        --        200
Other equity transactions                     --           42          (128)         --          --       (992)      834       (244)
Comprehensive income:
   Net income                            109,291      109,291            --          --          --         --        --    109,291
   Unrealized gain on marketable
     securities, net of tax               17,781           --        17,781          --          --         --        --     17,781
   Foreign currency adjustments          (10,778)          --       (10,778)         --          --         --        --    (10,778)
                                        --------     --------       --------       ----      ------   --------   -------  ---------
Comprehensive income for year ended
  December 31, 1999                     $116,294
                                        ========
Balance, December 31, 1999                           $204,062       $ 1,677        $ --      $1,149   $787,098   $(2,227) $ 991,759
                                                     ========       =======        ====      ======   ========   =======  =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Quintiles Transnational Corp. (the "Company") improves healthcare by bringing new medicines to patients faster and providing knowledge-rich medical and drug data to advance the quality and cost effectiveness of healthcare. The Company is a global market leader in helping pharmaceutical, biotechnology and medical device companies market and sell their products. The Company also provides insightful market research solutions and strategic analyses to support healthcare decisions.

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

     The Company's commercialization service group has entered into agreements with certain customers, whereby the Company will provide a dedicated sales force and fund certain sales and marketing expenses and receive payments based on the achievement of certain sales levels of the promoted product. During the sales force recruitment and training phase, the Company defers certain costs and will amortize those costs over the lesser of the contractual termination period (generally one year) or the proportion to revenue recognized.

    The Company's contracts provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed and realization is reasonably assured. Most contracts are terminable upon 15 - 90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

CONCENTRATION OF CREDIT RISK

    Substantially all net revenue is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and consistently within management's expectations. One customer accounted for greater than 11% of consolidated net revenue in 1999. These revenues were derived from both the Company's product development and commercialization segments.

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

CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $7.5 million and $7.3 million at December 31, 1999 and 1998, respectively, that pursuant to agreements with these customers, remains the property of the customers.

     The Company's investments in debt and marketable equity securities are classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded as a component of shareholders' equity until realized. In addition, the Company has recorded $10.2 million and $19.2 million in deposits and other assets at December 31, 1999 and 1998, respectively, that represents investments in equity securities of and advances to companies for which there are not readily available market values and for which the Company does not exercise significant influence or control; such investments are accounted for using the cost method. Any gains or losses on sales of investments are computed by specific identification.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at historical cost and are depreciated using the straight-line method over the shorter of the asset's estimated useful life or the lease term as follows:

     Buildings and leasehold improvements                   3 - 50 years
     Equipment and software                                 3 - 10 years
     Furniture and fixtures                                 5 - 10 years
     Motor vehicles                                         3 - 5  years

INTANGIBLE ASSETS

     Intangibles consist principally of the excess cost over the fair value of net assets acquired ("goodwill"). Goodwill and other intangible assets are being amortized on a straight-line basis over periods from two to 40 years. Accumulated amortization totaled $22.3 million and $11.4 million at December 31, 1999 and 1998, respectively.

     The carrying values of intangible assets are reviewed if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization period, the Company will reduce carrying values to estimated fair value.

NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" which established new standards for computing and presenting net income per share information. As required, the Company adopted the provisions of Statement No. 128 in its 1997 financial statements. Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. A reconciliation of the net income and number of shares used in computing basic and diluted net income per share is in Note 5.

INCOME TAXES

     Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $3.0 million, $3.5 million and $2.9 million in 1999, 1998 and 1997, respectively.

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

FOREIGN CURRENCY HEDGING

     The Company may use foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. The Company recognizes changes in value in income only when contracts are settled or options are exercised. There were no open foreign exchange contracts or options relating to service contracts open at December 31, 1999.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which requires presentation of comprehensive income, defined as net income plus all other changes in net assets from non-owner sources. Statement No. 130 requires foreign currency translation adjustments and unrealized gains and losses on the Company's available-for sale securities to be included in other comprehensive income. Accumulated other comprehensive income at December 31, 1999 was $1.7 million, consisting of ($15.5) million in foreign currency translation adjustments and $17.2 million in unrealized gains on available-for-sale securities.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will adopt Statement No. 133 when required to do so on January 1, 2001. Because of its limited use of derivatives, the Company does not expect the application of Statement No. 133 to have a significant impact on its financial position or results of operations.


2.   SHAREHOLDERS' EQUITY

     The Company is authorized to issue 25 million shares of preferred stock, $.01 per share par value. At December 31, 1999, 200 million common shares of $.01 par value were authorized.

     In November 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock. Each Right, if activated, entitles the holder to purchase one one-thousandth of a share of the Company's Series A Preferred Stock at a purchase price of $150, subject to adjustment in certain circumstances. Each one one-thousandth of a preferred share will have the same voting and dividend rights as a share of Common Stock. The Rights become exercisable if any person or group announces it has acquired or obtained the right to acquire 15% or more of the outstanding shares of Common Stock or commences a tender offer or exchange offer for more than 15% of the Common Stock, subject to limited exceptions. In the event that any party should acquire more than 15% of the Common Stock without the Board's approval, the rights entitle all other shareholders to purchase shares of Common Stock at a substantial discount. In addition, if any person holding 15% of the Common Stock acquires the Company or substantially all of its assets, the Rights entitle all other shareholders to purchase common stock of the acquirer at a substantial discount. The Rights expire on November 15, 2009, unless redeemed earlier by the Company.


3.  OPERATIONS OF ENVOY

    On March 30, 1999, the Company acquired ENVOY Corporation ("ENVOY") in exchange for 28,465,160 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire 3,914,583 shares of the Company's Common Stock. The acquisition of ENVOY was accounted for by the pooling of interests method of accounting and all prior period financial information has been restated to include ENVOY.

     On January 24, 2000, the Company announced a definitive agreement to sell ENVOY to Healtheon/WebMD Corp. ("Healtheon/WebMD"). Following the sale, the Company will no longer be in the electronic data interchange business. However, prior to the sale, ENVOY will transfer its informatics subsidiary, Synergy Health Care, Inc. ("Synergy") to the Company. Net revenues of Synergy for 1999 and 1998 were approximately $3.0 million per year. The Company will receive $400 million in cash and 35 million shares of Healtheon/WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company's Common Stock at $40 per share, exercisable for four years. Closing is expected to occur during the second quarter of 2000.

     After the proposed sale of ENVOY, the Company will retain exclusive rights to de-identified ENVOY transaction data and certain other de-identified data available from Healtheon/WebMD, subject to limited exceptions. The Company agreed to share with Healtheon/WebMD a royalty derived from sales of products using the licensed data. Upon the closing of the sale of ENVOY, the Company plans to form a strategic alliance with Healtheon/WebMD to develop a web-based suite of integrated products and services for the pharmaceutical industry. The Company will provide $100 million in funding for development.

    ENVOY is being accounted for as a discontinued operation. The accompanying consolidated financial statements reflect the operating results and balance sheet items of ENVOY separately.

     The results of ENVOY have been reported separately as a discontinued operation in the Consolidated Statement of Operations. The results of the discontinued operation do not reflect any interest expense, management fee or transaction costs allocated by the Company. Prior year consolidated financial statements have been restated to present ENVOY as a discontinued operation.

    The following is a summary of income (loss) from operations of ENVOY (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                         1999          1998            1997
                                       --------      --------      ---------

Net revenue                            $219,908      $181,943      $ 137,605
                                       ========      ========      =========

Income (loss) before income taxes      $ 61,438      $ 21,407      $  (2,864)
Income taxes                             25,315        18,481          6,333
                                       --------      --------      ---------
Net income (loss)                      $ 36,123      $  2,926      $  (9,197)
                                       ========      ========      =========


         The assets and liabilities of ENVOY have been reclassified in the accompanying consolidated balance sheets as net assets of discontinued operation. The following is a summary of these net assets of discontinued operation (in thousands):

                                                          DECEMBER 31,
                                                   -------------------------
                                                       1999            1998
                                                   ---------       ---------

Current assets                                     $  70,006       $  75,484
Other assets                                          88,794          95,789
Current liabilities                                  (33,977)        (33,050)
Long-term liabilities                                 (1,842)         (7,765)
                                                   ---------       ---------
         Net assets of discontinued operation      $ 122,981       $ 130,458
                                                   =========       =========

    On February 27, 1998, ENVOY acquired the Express Bill Companies pursuant to separate agreements and plans of merger for an aggregate of 3.5 million shares of ENVOY common stock (approximately 4.1 million shares of the Company's Common Stock). These transactions were accounted for as poolings of interests and as such, the historical financial data for ENVOY has been restated to include the results of the Express Bill Companies.

    On May 6, 1998, ENVOY acquired all of the issued and outstanding capital stock of Synergy for approximately $10.2 million in cash. ENVOY recorded approximately $6.9 million related to the excess cost over the fair value of net assets acquired. This acquisition was accounted for as a purchase and accordingly, the results of Synergy have been included from the date of acquisition.

    On October 1, 1998, ENVOY acquired substantially all of the assets of Control-O-Fax Corporation and its wholly-owned subsidiary Control-O-Fax Systems, Inc. (collectively, "Control-O-Fax"), for approximately $8.3 million in cash. ENVOY recorded approximately $3.1 million related to the excess cost over the fair value of the net assets acquired. This acquisition was accounted for as a purchase and accordingly, the results of Control-O-Fax have been included from the date of acquisition.

    On August 7, 1997, ENVOY acquired all of the issued and outstanding capital stock of Healthcare Data Interchange Corporation ("HDIC"), the electronic data interchange subsidiary of Aetna U.S. Healthcare Inc., for approximately $36.4 million in cash. ENVOY recorded approximately $38.9 million related to the excess cost over the fair value of net assets acquired. As part of the HDIC acquisition, ENVOY also recorded a one-time write-off of acquired in-process technology of approximately $6.0 million. The acquisition was accounted for as a purchase and accordingly, the results of HDIC have been included from the date of acquisition.

4.  MERGERS AND ACQUISITIONS

    On January 1, 1999, the Company acquired substantial assets of Hoechst Marion Roussel's ("HMR") Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash, most of which (approximately $58 million) is expected to be paid in the first half of 2000 when the acquisition of the physical facility is completed. As a part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing HMR development projects over a five-year period. In addition, HMR will offer the Company the opportunity to provide all U.S. clinical research services up to an additional $144 million over the same period.

    On March 29, 1999, the Company acquired Pharmaceutical Marketing Services, Inc. ("PMSI") and its core company, Scott-Levin, a leader in pharmaceutical market information and research services in the U.S. The Company acquired PMSI in exchange for approximately 4,993,787 shares of the Company's Common Stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. In addition, the Company agreed to pay contingent value payments to former PMSI shareholders who deferred receipt of one-half of the shares of the Company's Common Stock they were entitled to receive in the transaction until June 14, 1999. The right to receive contingent value payments terminated in accordance with the merger agreement. Accordingly, no contingent value payments were made or are payable to any former PMSI shareholder. The total purchase price of the PMSI acquisition approximates $201.8 million. The PMSI net assets acquired included approximately $90.0 million in cash. The Company recorded approximately $111.5 million related to the excess cost over the fair value of net assets acquired, which amount is being amortized over 30 years. The acquisition of PMSI has been accounted for as a purchase and accordingly, the results of PMSI have been included from the date of acquisition.

    On March 31, 1999, the Company acquired Medlab Pty Ltd and the assets of the Niehaus & Botha partnership (collectively "N&B") in exchange for 271,146 shares of the Company's Common Stock. On May 19, 1999, the Company acquired Minerva Medical plc ("Minerva") in exchange for 1,143,625 shares of the Company's Common Stock. On June 3, 1999, the Company acquired SMG Marketing Group, Inc. ("SMG") in exchange for 1,170,291 shares of the Company's Common Stock. These transactions were accounted for by the pooling of interests method and prior period financial statements have been restated to include the results of operations for these companies for all periods presented.

    The following is a summary of net revenue and net income from the beginning of the year through the date of combination for companies acquired in transactions accounted for as poolings of interests in 1999 and included in continuing operations (in thousands):

                              N&B              Minerva               SMG
                              ---              -------               ---

Net revenue                 $2,724             $1,938               $6,439

Net income                  $  535             $  290               $1,647

         On February 2, 1998, the Company acquired Pharma Networks N.V. in exchange for 132,000 shares of the Company's Common Stock. On February 26, 1998, the Company acquired T2A S.A. in exchange for 311,899 shares of the Company's Common Stock. On May 31, 1998, the Company acquired Crossbox Limited t/a Cardiac Alert in exchange for 70,743 shares of the Company's Common Stock. On August 24, 1998, the Company acquired Royce Consultancy, Limited in exchange for 664,194 shares of the Company's Common Stock. On September 9, 1998, the Company acquired Data Analysis Systems, Inc. in exchange for 358,897 shares of the Company's Common Stock. On October 12, 1998, the Company acquired QED International, Inc. in exchange for 523,520 shares of the Company's Common Stock. These transactions were accounted for by the pooling of interests method and the financial statements of the Company have been restated to reflect the results of operations of these acquisitions.

    On June 2, 1997, the Company acquired Butler Communications, Inc. in exchange for 428,610 shares of the Company's Common Stock. On June 11, 1997, the Company acquired 100% of the stock of Medical Action Communications Limited for 1,131,394 shares of the Company's Common Stock. On July 2, 1997, the Company acquired CerebroVascular Advances, Inc. ("CVA") through an exchange of 100% of CVA's stock for 467,936 shares of the Company's Common Stock. On August 29, 1997, the Company acquired Intelligent Imaging, Inc. ("Intelligent Imaging") in exchange for 171,880 shares of the Company's Common Stock. On August 29, 1997, the Company acquired Clindepharm International (Pty) Limited in exchange for 477,966 shares of the Company's Common Stock. These transactions were accounted for by the pooling of interests method and the financial statements of the Company have been restated to reflect the results of operations of these acquisitions.

    In addition to the above mergers and acquisitions, the Company has completed other mergers and acquisitions all of which are immaterial to the financial statements. For immaterial pooling of interests transactions, the Company's financial statements for the year of the transaction have been restated to include the pooled companies from January 1 of that year, but the financial statements for years prior to the year of the transaction have not been restated because the effect of such restatement would be immaterial. For the Company's 1999 purchase transactions, the Company has not presented pro forma disclosures because the results of operations for these transactions are not material to the Company.


5.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                            1999            1998           1997
                                                                         -----------      --------      ---------
Net income:
  Income from continuing operations                                      $    73,168      $ 85,643      $  58,063
  Income (loss) from discontinued operation, net of income                    36,123         2,926         (9,197)
                                                                         -----------      --------      ---------
  Net income                                                             $   109,291      $ 88,569      $  48,866
                                                                         ===========      ========      =========

Weighted average shares:
  Basic weighted average shares                                              113,525       104,799         99,908
  Effect of dilutive securities:
     Stock options                                                             2,162         2,815          2,884
     Preferred Stock                                                              --         3,265          4,349
                                                                         -----------      --------      ---------
  Diluted weighted average shares                                            115,687       110,879        107,141
                                                                         ===========      ========      =========

  Basic net income per share:
     Income from continuing operations                                   $      0.64      $   0.82      $    0.58
     Income (loss) from discontinued operation                                  0.32          0.03          (0.09)
                                                                         -----------      --------      ---------
     Basic net income per share                                          $      0.96      $   0.85      $    0.49
                                                                         ===========      ========      =========

  Diluted net income per share:
     Income from continuing operations                                   $      0.63      $   0.77      $    0.54
     Income (loss) from discontinued operation                                  0.31          0.03          (0.09)
                                                                         -----------      --------      ---------
     Diluted net income per share                                        $      0.94      $   0.80      $    0.46
                                                                         ===========      ========      =========


     Options to purchase 6.1 million shares of common stock with exercise prices ranging between $34.84 and $53.375 per share were outstanding during 1999 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

6.  COMMITMENTS AND CONTINGENCIES

    On September 30, 1999, a class action lawsuit was filed in the United States District Court for the Middle District of North Carolina against the Company and two of its executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of the Company's Common Stock between July 16, 1999 and September 15, 1999. The complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In particular, among other claims, the complaint alleges that defendants made certain statements about the Company's anticipated growth that were misleading because they failed to disclose that the pharmaceutical industry allegedly had reversed its trend of outsourcing clinical trials and that the Company had been notified that clinical trials for a class of cardiovascular drugs would be discontinued. The complaint seeks unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees.

    Since then, three additional class action complaints have been filed against the Company in the same court. These three new actions assert essentially the same claims and seek the same relief as the original complaint. One of the new complaints, filed October 26, 1999, seeks to expand the class to include a purported sub-class of persons who purchased Company call options, or sold Company put options, during the class period. A group of investors in three of the actions against the Company has filed a motion asking that all of the actions be consolidated and that they be appointed as lead plaintiffs. The court has not yet ruled on this motion. The Company anticipates that all of the existing lawsuits, and any additional suits that may be filed, ultimately will be consolidated into a single action. The Company continues to believe that all of the claims are without merit and intends vigorously to defend the lawsuits.

    In February 1999, Kenneth Hodges ("Plaintiff") filed a civil lawsuit naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, a subsidiary of the Company. The complaint alleges that certain drug trials conducted by Drs. Borison and Diamond in which Plaintiff alleges he participated between 1988 and 1996 were not properly conducted or supervised, that Plaintiff had violent adverse reactions to many of the drugs and that his schizophrenia was aggravated by the drug trials. Consequently, Plaintiff alleges that he was subject to severe mortification, injured feelings, shame, public humiliations, victimization, emotional turmoil and distress. The complaint alleges claims for battery, fraudulent inducement to participate in the drug experiments, medical malpractice, negligence in conducting the experiments, and intentional infliction of emotional distress. Plaintiff seeks to recover damages in an amount in excess of $100 million. Nowhere in the complaint are found any specific allegations against Quintiles Laboratories Limited nor any specific factual connection between the Company and the Plaintiff's claims. The Company believes the claims alleged against it are vague and meritless, and the recovery sought is baseless. The Company intends to vigorously defend itself against these claims.

    Three class action complaints were filed in 1998, and later consolidated into a single action against ENVOY and certain of its executive officers. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and also asserted additional claims under Tennessee common law for fraud and negligent misrepresentation (which state law claims were voluntarily dismissed by the plaintiffs). The claims were consolidated into one Consolidated Complaint. On September 15, 1999, the Federal Court for the Middle District of Tennessee granted ENVOY's motion to dismiss the Consolidated Complaint. The Court dismissed the complaint without prejudice. On November 23, 1999, the plaintiffs filed what they deemed to be an Amended Consolidated Complaint. Defendants moved to strike the purported Amended Consolidated Complaint on the ground that the September 1999 dismissal order did not grant plaintiffs leave to file an amended complaint (but does allow them to file a new lawsuit). On January 6, 2000, the plaintiffs then moved to administratively re-open the case, which motion the court granted on January 24, 2000, and then transferred the case to another district judge. Defendants' motion to strike the purported Amended Consolidated Complaint is still pending before the new district judge. The plaintiffs in this action seek unspecified compensatory damages, attorney's fees and other relief. The Company believes that these claims are without merit and intend to defend the allegations vigorously. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these claims can be determined at this time.

    The Company is also a party in certain other pending litigation arising in the normal course of business. In the opinion of management, the outcome of such litigation currently pending will not have a material affect on the Company's consolidated financial statements.

7.   CREDIT ARRANGEMENTS AND OBLIGATIONS

    On October 1, 1999, the Company entered into a loan agreement with the Missouri Development Finance Board due on October 1, 2009. Net proceeds to the Company were $5.6 million. Interest is charged at an annual rate of 6.7%.

    On May 31, 1998, the Company acquired a clinical trial supply production and warehouse facility in Livingston, Scotland for a purchase commitment valued at (pound)1.75 million (approximately $2.9 million), with payment due in May, 2001.

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

    The Company has a $150 million senior unsecured credit facility with a U.S. bank. At the option of the Company, interest is charged at either the bank's prime rate (8.5% at December 31, 1999) or LIBOR rate (5.8225% at December 31,
1999) plus an applicable rate (0.17% at December 31, 1999). No balance was outstanding as of December 31, 1999.

    The Company has a (pound)10.0 million (approximately $16.2 million) unsecured line of credit with a U.K. bank. Interest is charged at a base rate (5.5% at December 31, 1999) plus 0.75%. No balance was outstanding at December 31, 1999.

    The Company has a (pound)1.5 million (approximately $2.4 million) general banking facility with the same U.K. bank. This facility is used for the issuance of guarantees and the bank charges a 1% per annum fee for each guarantee issued. No balance was outstanding as of December 31, 1999.

    The Company had a (pound)5.0 million (approximately $8.4 million) unsecured line of credit with a second U.K. bank. The line of credit had an outstanding balance of (pound)200,000 (approximately $400,000) at December 31, 1998.
In accordance with its terms, this facility was repaid and expired in May 1999.

    In March 1995, Quintiles Scotland Limited, a wholly-owned subsidiary of the Company, acquired assets of a drug development facility in Edinburgh, Scotland from Syntex Pharmaceuticals Limited, a member of the Roche group based in Basel, Switzerland for a purchase commitment valued at (pound)12.5 million (approximately $20.9 million). During 1999 the payment terms were amended and the Company paid approximately (pound)6.2 million (approximately $10.1 million) in October, 1999. The remaining balance of approximately (pound)6.3 million (approximately $10.1 million) is due in April, 2000.

Long-term debt and obligations consist of the following (in thousands):

                                                             DECEMBER 31,
                                                       -----------------------
                                                          1999          1998
                                                       ---------     ---------

4.25% Convertible Subordinated Notes due May 2000      $ 143,747     $ 143,747
Other notes payable                                          148           678
Obligations                                               12,940        23,830
Missouri tax incentive bonds                               5,614            --
                                                       ---------     ---------
                                                         162,449       168,255

       Less: current portion                             154,178        21,126
             unamortized issuance costs                      981         1,669
                                                       ---------     ---------
                                                       $   7,290     $ 145,460
                                                       =========     =========

Maturities of long-term debt and obligations at December 31, 1999 are as follows (in thousands):

                      2000                       $ 154,671
                      2001                           3,315
                      2002                             446
                      2003                             467
                      2004                             499
                      Thereafter                     3,051
                                                 ---------

                                                 $ 162,449
                                                 =========

The fair value of the Company's long-term debt approximates its carrying value.


8.   INVESTMENTS

     The following is a summary as of December 31, 1999 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                             GROSS      GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED   MARKET
HELD-TO-MATURITY SECURITIES:        COST         GAINS       LOSSES     VALUE
----------------------------      ---------   ----------   ----------   ------

State Securities --
   maturing in one year or less   $    798     $     --     $     --   $    798
   maturing in over five years       5,416           --           --      5,416
                                  --------     --------     --------   --------
                                  $  6,214     $     --     $     --   $  6,214
                                  ========     ========     ========   ========


                                                             GROSS      GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED   MARKET
AVAILABLE-FOR-SALE SECURITIES:       COST        GAINS       LOSSES     VALUE
------------------------------    ---------   ----------   ----------   ------

U.S. Government Securities --
  maturing in one year or less $ 5,438 $ -- $ (27) $ 5,411 maturing between one and
    three years                     12,535           --         (315)    12,220
  maturing between three and
    five years                      58,538           --       (2,421)    56,117

State and Municipal Securities --
  maturing between one and
    three years                      1,544           --           (3)     1,541
Equity Securities                   15,523       29,714           --     45,237
Money Funds                         27,013           --         (746)    26,267
Other                                1,608           --           --      1,608
                                  --------     --------     --------   --------
                                  $122,199     $ 29,714     $ (3,512)  $148,401
                                  ========     ========     ========   ========

         The following is a summary as of December 31, 1998 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                             GROSS      GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED   MARKET
HELD-TO-MATURITY SECURITIES:        COST         GAINS       LOSSES     VALUE
----------------------------      ---------   ----------   ----------   ------

U.S. Government Securities --
   maturing in one year or less   $  2,990     $     15     $     --   $  3,005
Other                                2,333          217           --      2,550
                                  --------     --------     --------   --------
                                  $  5,323     $    232     $     --   $  5,555
                                  ========     ========     ========   ========

                                                             GROSS      GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED   MARKET
AVAILABLE-FOR-SALE SECURITIES:       COST        GAINS       LOSSES     VALUE
------------------------------    ---------   ----------   ----------   ------

U.S. Government Securities:
  maturing between one and
    three years                   $  6,506     $      2     $     (9)  $  6,499
  maturing between three and
    five years                      43,584            9         (298)    43,295
  maturing between five and
    seven years                     13,000           13          (39)    12,974
State and Municipal Securities --
  maturing in one year or less       2,000           --           --      2,000
  maturing between one and
    three years                      1,568           27           --      1,595
Equity Securities                      556           --          (63)       493
Money Funds                         25,512           --         (594)    24,918
Other                                  605           --           (5)       600
                                  --------     --------     --------   --------
                                  $ 93,331     $     51     $ (1,008)  $ 92,374
                                  ========     ========     ========   ========

     The gross realized gains and losses on sales of available-for-sale securities were $2.1 million and $1,000, respectively, in 1999, and $81,000 and $210,000, respectively, in 1998. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was $17.8 million, ($572,000) and ($104,000) in 1999, 1998 and 1997, respectively.


9.   ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Accounts receivable and unbilled services consist of the following (in thousands):

                                            DECEMBER 31,
                                     -------------------------
                                        1999            1998
                                     ---------       ---------
Trade:
   Billed                            $ 221,827       $ 178,874
   Unbilled services                   157,022         131,170
                                     ---------       ---------
                                       378,849         310,044

Allowance for doubtful accounts         (1,571)         (1,777)
                                     ---------       ---------
                                     $ 377,278       $ 308,267
                                     =========       =========

     Substantially all of the Company's trade accounts receivable and unbilled services are due from companies in the pharmaceutical, biotechnology, medical device, and healthcare industries and are a result of contract research, sales, marketing, healthcare consulting and health information management services provided by the Company on a global basis. The percentage of accounts receivable and unbilled services by region is as follows:

                                  DECEMBER 31,
                                --------------
REGION                          1999      1998
------                          ----      ----

Americas:
  United States                  55%       54%
  Other                           1         1
                                ---       ---
         Americas                56        55

Europe and Africa:
   United Kingdom                30        31
   Other                         11        12
                                ---       ---
         Europe and Africa       41        43

Asia - Pacific                    3         2
                                ---       ---
                                100%      100%
                                ===       ===


10.   ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

                                         DECEMBER 31,
                                    ---------------------
                                      1999          1998
                                    --------      -------

Compensation and payroll taxes      $ 51,704      $47,627
Acquisition related accruals          67,086           --
Other                                 46,656       32,966
                                    --------      -------
                                    $165,446      $80,593
                                    ========      =======

11.   LEASES

     The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2049 with options to cancel certain leases at five-year increments. Some leases contain renewal options. Annual rental expenses under these agreements were approximately $46.5 million, $36.8 million and $26.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with depreciation and amortization expenses and accumulated depreciation in the accompanying financial statements.

     The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 (in thousands):

                                        CAPITAL LEASES     OPERATING LEASES

2000                                       $15,581              $ 45,903
2001                                         8,999                37,553
2002                                           106                30,611
2003                                             2                22,657
2004                                            --                18,096
Thereafter                                      --                73,098
                                           -------              --------
Total minimum lease payments                24,688              $227,918
Amounts representing interest                1,372              ========
                                           -------
Present value of net minimum payments       23,316
Current portion                             14,727
                                           -------
Long-term capital lease obligations        $ 8,589
                                           =======

12.  INCOME TAXES

     The components of income tax expense attributable to continuing operations are as follows (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                 -------------------------------------
                                   1999           1998           1997
                                 --------       --------       -------
Current:
   Federal                       $ 21,351       $ 26,640       $11,201
   State                            3,764          3,995         2,655
   Foreign                         10,099         12,736         7,003
                                 --------       --------       -------
                                   35,214         43,371        20,859
                                 --------       --------       -------
Deferred expense (benefit):
   Federal                         11,320         (1,068)        8,021
   Foreign                         (3,792)        (2,379)        2,496
                                 --------       --------       -------
                                    7,528         (3,447)       10,517
                                 --------       --------       -------
                                 $ 42,742       $ 39,924       $31,376
                                 ========       ========       =======


Income tax expense attributable to continuing operations excludes income tax expense from its discontinued operation.

         The Company has allocated directly to additional paid-in capital approximately $3.7 million in 1999, $15.6 million in 1998 and $21.4 million in 1997 related to the tax benefit from non-qualified stock options exercised.

         The differences between the Company's consolidated income tax expense attributable to continuing operations and the expense computed at the 35% U.S. statutory income tax rate were as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1999          1998            1997
                                                          --------       --------       ---------

Federal income taxes at statutory rate                    $ 40,569       $ 43,949       $ 31,304
State and local income taxes, net of federal benefit         2,446          2,597          1,745
Non-deductible expenses and transaction costs                9,966             --             --
Foreign earnings taxed at different rates                   (4,240)          (519)           726
Utilization of net operating loss carryforwards               (461)        (2,194)          (398)
Non-taxable income                                              --           (590)        (1,521)
Other                                                       (5,538)        (3,319)          (480)
                                                          --------       --------       --------
                                                          $ 42,742       $ 39,924       $ 31,376
                                                          ========       ========       ========


     Income before income taxes from foreign operations was approximately $27.8 million, $30.8 million and $4.7 million for the years 1999, 1998 and 1997, respectively. Income from foreign operations was approximately $59.5 million, $63.0 million and $35.8 million for the years 1999, 1998 and 1997, respectively. The difference between income from operations and income before income taxes is due primarily to intercompany charges which eliminate in consolidation. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $120.6 million at December 31, 1999. Those earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.

     The tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

                                                             DECEMBER 31,
                                                     -------------------------
                                                        1999             1998
                                                     ---------       ---------

Deferred income tax liabilities:
   Depreciation and amortization                     $ (25,834)      $ (29,077)
   Prepaid expenses                                     (6,274)         (1,835)
   Unrealized gain on equity investments                (9,297)             --
   Other                                               (11,386)         (3,693)
                                                     ---------       ---------
Total deferred income tax liabilities                  (52,791)        (34,605)
Deferred income tax assets:
   Net operating loss carryforwards                     29,398          24,456
   Accrued expenses and unearned income                 15,469          13,434
   Goodwill,  net of amortization                       87,304          94,432
   Other                                                14,778           5,902
                                                     ---------       ---------
                                                       146,949         138,224
Valuation allowance for deferred income tax assets     (56,224)        (52,685)
                                                     ---------       ---------
Total deferred income tax assets                        90,725          85,539
                                                     ---------       ---------
Net deferred income tax assets                       $  37,934       $  50,934
                                                     =========       =========

     The increase in the Company's valuation allowance for deferred income tax assets to $56.2 million at December 31, 1999 from $52.7 million at December 31, 1998 is primarily due to the uncertainty related to the deferred income tax asset for certain acquisition costs offset by the reduction of prior year valuation allowances relating to net operating loss carryforwards that more likely than not will be available for utilization in the future. In connection with the Innovex acquisition, the Company established an initial deferred income tax asset of $108 million to reflect the income tax benefits arising from the deductibility of goodwill recorded for tax purposes. The Innovex business combination was accounted for as a pooling of interests for financial reporting purposes, and no goodwill was recorded. In addition, the Company recorded a $45.3 million valuation allowance related to this taxable goodwill to reflect uncertainties that might affect the realization of this deferred income tax asset. These uncertainties include the projection of future taxable and foreign source income, the interplay of U.S. income tax statutes and the Company's ability to minimize foreign tax credit limitations. Based on its analysis, the Company believes it is more likely than not that a portion of the deferred income tax asset related to this taxable goodwill will not be recognized. The resulting net asset of $62.7 million was recorded as an increase to additional paid-in capital.

     The Company's deferred income tax expense (benefit) results from the following (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1999        1998         1997
                                           --------     --------     --------

Excess (deficiency) of income tax over
  financial reporting:
  Depreciation and amortization             $ 8,322     $ 10,326     $ 14,936
  Net operating loss carryforwards              795       (6,816)      (6,057)
  Valuation allowance reduction              (2,120)      (2,194)        (636)
  Accrued expenses and unearned income       (2,397)      (6,611)        (874)
  Other items, net                            2,928        1,848        3,148
                                            -------     --------     --------
                                            $ 7,528     $ (3,447)    $ 10,517
                                            =======     ========     ========


     The U.K. subsidiaries qualify for Scientific Research Allowances (SRAs) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For 1999, 1998 and 1997, these allowances were $9.7 million, $23 million and $28 million, respectively, which helped to generate net operating loss carryforwards of $5.0 million to be used to offset taxable income in that country. Assuming the U.K. subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred income tax liability relating to the U.K. subsidiaries may be deferred indefinitely. The Company recognizes a deferred income tax benefit for foreign generated operating losses at the time of the loss, as the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss carryforwards of approximately $53.7 million in various entities within the United Kingdom which have no expiration date and has over $16 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $800,000 of U.S. state operating loss carryforwards which expire through 2014 and has approximately $17.9 million of U.S. federal operating loss carryforwards which begin to expire in 2005.

13. EMPLOYEE BENEFIT PLANS

    The Company has numerous employee benefit plans, which cover substantially all eligible employees in the countries where the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include Approved Profit Sharing Schemes in the U.K. and Ireland that are funded with Company stock, a defined contribution plan funded by Company stock in Australia, Belgium, Singapore and Canada, defined contribution plans in Belgium, Holland, Sweden, and Great Britain, a profit sharing scheme in France, and defined benefit plans in Germany and the U.K. The defined benefit plan in Germany is an unfunded plan, which is provided for in the balance sheet. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.

    Effective May 1, 1999, the Company merged, for administrative purposes only, its leveraged employee stock ownership plan (the "ESOP") and employee savings and investment plan (the "401(k)"). The eligibility requirements and benefits offered to employees under each plan were not affected by the merger.

    In 1992, the Company loaned the ESOP approximately $2.0 million to purchase 413,222 shares of the Company's Common Stock. As of December 31, 1997, the loan was repaid. In connection with its acquisition of BRI, the Company merged the existing BRI ESOP, also a leveraged plan, into the Company's ESOP effective September 1, 1997. During 1998, the ESOP borrowed approximately $4.0 million from the Company to purchase 100,000 shares of the Company's Common Stock. The ESOP's trustee holds such shares in suspense and releases them for allocation to participants as the loan is repaid. The Company's contributions to the ESOP are used to repay the loan principal and interest.

    The amount of ESOP expense recognized is equal to the cost of the shares allocated to plan participants and the interest expense on the leveraged loans for the year. ESOP expense totaled $1.3 million, $1.7 million and $568,000 in 1999, 1998 and 1997, respectively. As of December 31, 1999, 1998 and 1997,
1,510,654, 1,520,950 and 1,773,000 shares, respectively, were allocated to participants. Shares unallocated and held in suspense as of December 31, 1999, totaled 111,748 and had a fair value of $2.1 million. All ESOP shares are considered outstanding for net income per share calculations.

    Under the 401(k), the Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the years ended December 31, 1999, 1998 and 1997, the Company expensed $4.3 million, $3.4 million and $2.1 million, respectively, as matching contributions.

    The Company has an employee stock purchase plan (the "Purchase Plan"), which is intended to provide eligible employees an opportunity to acquire the Company's Common Stock. Participating employees have the option to purchase shares at 85% of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. During 1999, 1998 and 1997, 414,971, 141,727 and 84,522 shares, respectively, were purchased under the Purchase Plan. At December 31, 1999, 2,355,767 shares were available for issuance under the Purchase Plan.

     The Company has stock option plans to provide incentives to eligible employees, officers and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options, particularly those assumed or exchanged as a result of acquisitions, have various vesting schedules and expiration periods. The majority of options granted under the Executive Compensation Plan typically vest 25% per year over four years expiring ten years from the date of grant.

     Stock option activity during the periods indicated is as follows:

                                                     Weighted-Average
                                          Number      Exercise Price
                                       ----------    ----------------

Outstanding at December 31, 1996        8,734,788       $   12.62
   Granted                              3,206,831           31.69
   Exercised                           (2,075,369)           6.76
   Canceled                              (530,734)          20.77
                                       ----------
Outstanding at December 31, 1997        9,335,516           20.02
   Granted                              3,148,054           43.26
   Exercised                           (1,535,542)          12.38
   Canceled                              (728,087)          25.40
                                       ----------
Outstanding at December 31, 1998       10,219,941           27.99
   Granted                              9,064,319           27.56
   Exercised                             (530,872)          20.21
   Canceled                              (868,908)          36.69
                                       ----------
Outstanding at December 31, 1999       17,884,480       $   27.59
                                       ==========


     Pro forma information regarding net income and net income per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $9.05, $16.07 and $12.64 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  Employee Stock Options         Employee Stock Purchase Plan
                                             ------------------------------     ------------------------------
                                              1999        1998        1997       1999        1998         1997
                                             ------      ------      ------     ------      ------       -----

Expected dividend yield                          0%          0%          0%          0%          0%          0%

Risk-free interest rate                        5.8%        4.8%        5.9%        4.7%        4.9%        5.1%

Expected volatility                           40.0%       42.0%       41.0%       40.0%       40.0%       34.4%

Expected life (in years from vesting)          1.40        1.35        1.20        0.25        0.25        0.25


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

     The Company's pro forma information (which includes expense related to discontinued operation of approximately $5.0 million in 1999, $4.5 million in 1998 and $2.2 million in 1997) follows (in thousands, except for net income per share information):

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------
                                                 1999       1998        1997
                                               -------     -------    -------

Pro forma net income                           $81,793     $70,252    $36,773

Pro forma basic net income per share              0.72        0.67       0.37

Pro forma diluted net income per share            0.71        0.63       0.34

Selected information regarding stock options as of December 31, 1999 follows:

                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------------    -------------------------------
 Number of                               Weighted-Average   Weighted-Average     Number of     Weighted-Average
  Options         Exercise Price Range    Exercise Price     Remaining Life       Options       Exercise Price
-----------       --------------------   ----------------   ----------------    -----------    ----------------

 2,207,989         $  0.20  -  $  8.58       $   6.87             3.9            1,859,169       $    6.57
 7,391,595         $  8.75  -  $ 24.01          19.50             8.6            1,188,752           18.86
 3,472,851         $ 24.56  -  $ 37.75          33.83             7.9            1,213,040           31.92
 3,366,009         $ 37.81  -  $ 52.13          41.44             8.3            1,508,460           40.15
 1,446,036         $ 53.38  -  $ 56.25          53.38             9.0              754,935           53.38
----------                                                                      ---------
17,884,480                                   $  27.59             7.9            6,524,356       $   26.70
==========                                                                       =========



14.  OPERATIONS BY GEOGRAPHIC LOCATION

     The table below presents the Company's operations by geographical location. The Company attributes revenues to geographical locations based upon (1) customer service activities, (2) operational management, (3) business development activities and (4) customer contract coordination. The Company's operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

                                    1999             1998          1997
                                 ----------      ----------      --------
Net revenue:
  Americas:
     United States               $  870,559      $  599,757      $428,920
     Other                           23,987          15,078         7,325
                                 ----------      ----------      --------
          Americas                  894,546         614,835       436,245

  Europe and Africa:
     United Kingdom                 378,099         346,090       256,371
     Other                          260,096         232,047       170,248
                                 ----------      ----------      --------
          Europe and Africa         638,195         578,137       426,619

  Asia-Pacific                       74,346          28,804        22,693
                                 ----------      ----------      --------
                                 $1,607,087      $1,221,776      $885,557
                                 ==========      ==========      ========
Long-lived assets:
  Americas:
     United States               $  214,503      $   78,599      $ 55,072
     Other                            2,211           1,544         1,130
                                 ----------      ----------      --------
          Americas                  216,714          80,143        56,202

  Europe and Africa:
     United Kingdom                 156,067         149,101       117,407
     Other                           20,473          20,713        15,330
                                 ----------      ----------      --------
          Europe and Africa         176,540         169,814       132,737

  Asia-Pacific                        6,430           5,374         2,414
                                 ----------      ----------      --------
                                 $  399,684      $  255,331      $191,353
                                 ==========      ==========      ========

15.  SEGMENTS

     The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for providing market research solutions and strategic analyses to support healthcare decisions. The QUINTERNET(TM) informatics group has been restated to exclude the electronic data interchange operations of ENVOY, which has been treated as a discontinued operation. The Company does not include non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues (in thousands):

                                                    1999             1998           1997
                                                -----------       ----------      --------
Net revenue:
  Product development                           $   948,905       $  708,508      $517,993
  Commercialization                                 614,660          496,178       356,064
  QUINTERNET(TM) informatics                         43,522           17,090        11,500
                                                -----------       ----------      --------
                                                $ 1,607,087       $1,221,776      $885,557
                                                ===========       ==========      ========

Income (loss) from operations:
  Product development                           $    83,842       $   77,605      $ 52,167
  Commercialization                                  57,683           47,298        37,685
  QUINTERNET(TM) informatics                         (5,170)           4,486         1,962
                                                -----------       ----------      --------
                                                $   136,355       $  129,389      $ 91,814
                                                ===========       ==========      ========

Total assets:
  Product development                           $   940,274       $  754,129      $614,234
  Commercialization                                 290,356          267,091       213,519
  QUINTERNET(TM) informatics                        303,011           18,430         5,433
  Net assets of discontinued operation              122,981          130,458       125,082
                                                -----------       ----------      --------
                                                $ 1,656,622       $1,170,108      $958,268
                                                ===========       ==========      ========

Expenditures to acquire long-lived assets:
  Product development                           $   130,616       $   77,587      $ 68,877
  Commercialization                                  22,150           18,349        11,510
  QUINTERNET(TM) informatics                          5,362            1,018           868
                                                -----------       ----------      --------
                                                $   158,128       $   96,954      $ 81,255
                                                ===========       ==========      ========

Depreciation and amortization expense:
  Product development                           $    49,391       $   33,341      $ 20,463
  Commercialization                                  26,268           22,681        17,864
  QUINTERNET(TM) informatics                          6,633            1,169           364
                                                -----------       ----------      --------
                                                $    82,292       $   57,191      $ 38,691
                                                ===========       ==========      ========

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

                                                               YEAR ENDED DECEMBER 31, 1999
                                           --------------------------------------------------------------------
                                               FIRST            SECOND              THIRD             FOURTH
                                              QUARTER           QUARTER            QUARTER            QUARTER
                                           -----------        -----------        -----------        -----------

Net revenue                                $   359,705        $   402,276        $   402,497        $   442,609
Income from operations                          38,517             42,455             27,997             27,386
Income from continuing operations                3,364             25,139             20,500             24,165
Income from discontinued operation,
   net of taxes                                  5,250             10,041             10,679             10,153
Net income                                 $     8,614        $    35,180        $    31,179        $    34,318
                                           ===========        ===========        ===========        ===========
Basic net income per share:
   Income from continuing operations       $      0.03        $      0.22        $      0.18        $      0.21
   Income from discontinued operation             0.05               0.09               0.09               0.09
                                           -----------        -----------        -----------        -----------
   Basic net income per share              $      0.08        $      0.31        $      0.27        $      0.30
                                           ===========        ===========        ===========        ===========
Diluted net income per share:
   Income from continuing operations       $      0.03        $      0.21        $      0.18        $      0.21
   Income from discontinued operation             0.05               0.09               0.09               0.09
                                           -----------        -----------        -----------        -----------
   Diluted net income per share            $      0.08        $      0.30        $      0.27        $      0.30
                                           ===========        ===========        ===========        ===========

Range of stock prices                   $ 34.625 - 53.375  $34.750 - 45.500   $ 16.875 - 41.938   $ 16.000 - 25.031


                                                               YEAR ENDED DECEMBER 31, 1998
                                           --------------------------------------------------------------------
                                               FIRST            SECOND              THIRD             FOURTH
                                              QUARTER           QUARTER            QUARTER            QUARTER
                                           -----------        -----------        -----------        -----------

Net revenue                                $   272,546        $   297,947        $   315,558        $   335,725
Income from operations                          30,565             30,250             32,152             36,422
Income from continuing operations               21,139             19,921             20,105             24,478
Income from discontinued operation,
  net of taxes                                      75                497              1,880                474
Net income                                 $    21,214        $    20,418        $    21,985        $    24,952
                                           ===========        ===========        ===========        ===========
Basic net income per share:
   Income from continuing operations       $      0.20        $      0.19        $      0.19        $      0.23
   Income from discontinued operation             0.00               0.00               0.02               0.00
                                           -----------        -----------        -----------        -----------
   Basic net income per share              $      0.20        $      0.20        $      0.21        $      0.24
                                           ===========        ===========        ===========        ===========
Diluted net income per share:
   Income from continuing operations       $      0.19        $      0.18        $      0.18        $      0.22
   Income from discontinued operation             0.00               0.00               0.02               0.00
                                           -----------        -----------        -----------        -----------
   Diluted net income per share            $      0.19        $      0.18        $      0.20        $      0.22
                                           ===========        ===========        ===========        ===========

Range of stock prices                   $ 34.000 - 52.428  $ 42.250 - 53.500  $ 33.375 - 52.000  $ 41.000 - 56.875

17.   SUBSEQUENT EVENTS

         On January 26, 2000, the Company announced the adoption of a restructuring plan. In connection with this plan, the Company anticipates recognizing a restructuring charge of approximately $55 million during the first quarter of 2000. The restructuring charge will consist primarily of severance costs related to a worldwide workforce reduction of approximately 800 positions and lease termination costs related to the consolidation of offices.

         On February 3, 2000, the Board of Directors authorized the Company to repurchase up to $200 million of the Company's Common Stock from time to time over the next 12 months in open market, block or negotiated transactions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Quintiles Transnational Corp.:

We have audited the accompanying consolidated balance sheets of Quintiles Transnational Corp. (a North Carolina corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 1998 consolidated financial statements of ENVOY Corporation, a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of Quintiles Transnational Corp., and reflect total assets and total net income of 11 percent and 2 percent, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for ENVOY Corporation, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                              Arthur Andersen LLP



Raleigh, North Carolina,
January 26, 2000, except
with respect to the matter
discussed in Note 17, as to
which the date is February 3, 2000.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Quintiles Transnational Corp.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Quintiles Transnational Corp. (formed as a result of the consolidation of Quintiles Transnational Corp. and the companies identified in Notes 3 and 4 of the consolidated financial statements) for the year ended December 31, 1997. The consolidated financial statements give retroactive effect to the merger of Quintiles Transnational Corp. and the companies identified in Notes 3 and 4, which have been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements are the responsibility of the management of Quintiles Transnational Corp. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Quintiles Transnational Corp. for the year ended December 31, 1997, after giving retroactive effect to the merger of the companies identified in Notes 3 and 4 to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States.



                                             Ernst & Young LLP



Raleigh, North Carolina
January 26, 1998,
except for Notes 3 and 4, as to which the date is January 24, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to each of our directors and executive officers who serve in such capacities as of the filing date of this Form 10-K. There are no family relationships between any of our directors or executive officers.

         Name                Age   Position with the Company
         ----                ---   -------------------------
James L. Bierman              47   Chief Financial Officer
Robert C. Bishop, Ph.D.       57   Director
E.G.F. Brown                  56   Director
Vaughn D. Bryson              61   Director
Santo J. Costa                54   Vice Chairman and Director
Chester W. Douglass, Ph.D.    60   Director
William E. Ford               38   Director
Dennis B. Gillings, Ph.D.     56   Chairman of the Board of Directors and
                                     Chief Executive Officer
Fred C. Goad                  59   Director
Jim D. Kever                  47   Director and Chief Executive Officer of ENVOY
Arthur M. Pappas              52   Director
John S. Russell               45   Senior Vice President and General Counsel
Eric J. Topol, M.D.           45   Director
Virginia V. Weldon, M.D.      64   Director


         JAMES L. BIERMAN became Chief Financial Officer in February 2000 and served as our Senior Vice President, Corporate Development since 1998. Previously, Mr. Bierman spent 22 years with Arthur Andersen L.L.P. As a partner of this international professional services organization, he worked with a diversified broad-base of companies solving complex business problems. His experience ranges from applying knowledge of complex business processes to improve operational efficiency and effectiveness while reducing risk to researching and developing leading-edge accounting issues. He has been a frequent speaker at various industry trade group-sponsored symposiums on various financial and accounting topics. He has authored several articles, the latest of which was published in Bank Director White Paper Mergers and Acquisitions:
Strategies and Trends Shaping the Industry. The article is titled "Mergers of Equals vs. Acquisition: Strategies for Success." Mr. Bierman received his B.A. degree in Economics/History from Dickinson College in Carlisle, Pennsylvania, and attended Cornell University's Johnson Graduate School of Management, where he received his M.B.A.

         ROBERT C. BISHOP, PH.D. has served as a director since April 1994. Since June 1999, Dr. Bishop has served as Chairman of the Board for AutoImmune, Inc., a biotechnology company. From May 1992 to December 1999, Dr. Bishop served as President, Chief Executive Officer and director of AutoImmune, Inc. From February 1991 to April 1992, Dr. Bishop served as President of Allergan Therapeutics Group, a division of Allergan, Inc., an eye and skin care company. From August 1989 to February 1991, Dr. Bishop served as President of Allergan Pharmaceuticals, a division of Allergan, Inc. Dr. Bishop serves as a director of Millipore Corporation, a multinational company that applies its purification technology to research and manufacturing applications in the microelectronics and biopharmaceutical industries. Dr. Bishop received an M.B.A. from the University of Miami and a Ph.D. in Biochemistry from the University of Southern California.

         E. G. F. BROWN has served as a director since January 1998. Mr. Brown is Chairman-Mainland Europe of Tibbett & Britten Group plc. Mr. Brown was previously an Executive Director of T.D.G. PLC, a European logistics company, and a director of Datrontech PLC, a distributor of personal computer components. Prior to joining TDG in 1996, Mr. Brown served as Operations Director for NFC PLC, a supply chain logistics company. Mr. Brown was educated at Exeter and Reading Universities and the London Business School.

         VAUGHN D. BRYSON has served as a director since March 1997. Mr. Bryson is President of Life Science Advisors, LLC, a consulting firm focused on assisting biopharmaceutical and medical device firms in building shareholder value. Mr. Bryson was a 32 year employee of Eli Lilly & Co. ("Lilly"), a global research-based pharmaceutical corporation, where he served as President and Chief Executive Officer from 1991 until June 1993; he was Executive Vice President from 1986 until 1991. He served as a director of Lilly from 1984 until his retirement in 1993. From April 1994 to December 1996, Mr. Bryson served as Vice Chairman of Vector Securities International, Inc., an investment banking firm. Mr. Bryson is a director of Ariad Pharmaceuticals, Inc., a developer of pharmaceuticals that targets intracellular signaling pathways in order to alter the course of disease; Chiron Corporation, a global healthcare company with biopharmaceutical businesses; Fusion Medical Technologies, Inc., a company developing and commercializing proprietary collagen gel-based products for use in controlling bleeding during surgery; and Amylin Pharmaceuticals, Inc., a developmental stage biopharmaceutical company focusing on metabolic disorders.

         SANTO J. COSTA became Vice Chairman in November 1999 and has been a director since April 1994. Mr. Costa served as our President and Chief Operating Officer from April 1994 to November 1999. From July 1993 to March 1994, Mr. Costa directed the affairs of his own consulting firm, Santo J. Costa & Associates, which focused on pharmaceutical and biotechnology companies. Prior to July 1993, Mr. Costa served seven years at Glaxo, Inc., a pharmaceutical company, as Senior Vice President Administration and General Counsel and a member of the Board of Directors. Mr. Costa serves as a director of NPS Pharmaceuticals Inc., a pharmaceutical company engaged in the discovery and development of small molecule drugs that address a variety of diseases. Mr. Costa received a law degree from St. John's University.

         CHESTER W. DOUGLASS, PH.D. has served as a director since 1983. Dr. Douglass is Professor and Chairman of the Department of Oral Health Policy and Epidemiology, Harvard University School of Dental Medicine and Professor, Department of Epidemiology, Harvard University School of Public Health. Dr. Douglass has served over 30 years in various academic appointments at Temple University, the University of North Carolina at Chapel Hill and Harvard University. Dr. Douglass received a D.M.D. from the Temple University School of Dentistry, an M.P.H. from the University of Michigan School of Public Health and a Ph.D. from the University of Michigan Rackham School of Graduate Studies.

         WILLIAM E. FORD has served as a director since June 1999. He was appointed a director of ENVOY in March 1996 and served as a director until we acquired ENVOY in March 1999. Mr. Ford has served as a managing member of General Atlantic Partners LLC, a private equity firm that invests globally in information technology companies, since 1991. Mr. Ford is also a director of Priceline.com Incorporated, a publicly traded buyer-driven e-commerce company whose "demand collection system" enables consumers to use the Internet to save money on a wide range of products and services; E*Trade Group, Inc., a provider of online investing services for self-directed investors; Tickets.com, a provider of entertainment tickets, event information and related products and services through retail stores, telephone sales centers, interactive voice response systems and the Internet; LHS Group, Inc., a publicly-traded billing solutions software company; Eclipsys Corporation, a provider of clinical, financial and administrative software solutions to the health care industry; and several private software companies in which General Atlantic Partners, LLC or one of its affiliates is an investor.

         FRED C. GOAD, JR. has served as a director since June 1999. He served as the Chairman and Co-Chief Executive Officer of ENVOY from August 1995 until we acquired ENVOY in March 1999, and as a director from Envoy's incorporation in August 1994 through March 1999. Prior to that time, he served as ENVOY's President from the date of incorporation until assuming the title of Chairman and Co-Chief Executive Officer in August 1995. Mr. Goad served as Chief Executive Officer and a director of ENVOY Corporation, a Delaware corporation and former parent corporation to ENVOY, from September 1985 through June 1995. Mr. Goad is a director of Performance Food Group Company, a food distribution company.

         DENNIS B. GILLINGS, PH.D. founded Quintiles in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. From 1972 to 1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Dean's Advisory Council of the University of North Carolina School of Public Health. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings serves as a director of Triangle Pharmaceuticals, Inc., a company engaged in the development of new drug candidates primarily in the antiviral area. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

         JIM D. KEVER has served as a director since June 1999. He has served as Chief Executive Officer of ENVOY, since we acquired ENVOY in March 1999. Mr. Kever served as President and Co-Chief Executive Officer of ENVOY from August 1995 until March 1999 and as a director from Envoy's incorporation in August 1994 until March 1999. Prior to such time, he served as Envoy's Executive Vice President, Secretary and General Counsel from the date of incorporation. Mr. Kever had served as a director and Secretary, Treasurer and General Counsel of ENVOY's former parent corporation since 1981 and as Executive Vice President since 1984. Mr. Kever also is a director of Transaction System Architects, Inc., a supplier of electronic payment software products and network integration solutions, 3D Systems Corporation, a manufacturer of technologically advanced solid imaging systems and prototype models, and Tyson Foods, where he also serves on the audit and ethics committees.

         ARTHUR M. PAPPAS has served as a director since September 1994. Mr. Pappas is Chairman and Chief Executive Officer of A. M. Pappas & Associates, LLC, an international consulting, investment and venture company that works with life science companies, products and related technologies. Prior to founding A.
M. Pappas & Associates in 1994, Mr. Pappas was a director on the main board of Glaxo Holdings plc with executive responsibilities for operations in Asia Pacific, Latin America, and Canada. In this capacity, he served as Chairman and Chief Executive of Glaxo Far East (Pte) Ltd. and Glaxo Latin America Inc., as well as Chairman of Glaxo Canada Inc. Mr. Pappas has held various senior executive positions with Abbott Laboratories International Ltd., Merrell Dow Pharmaceuticals, and the Dow Chemical Company, in the United States and internationally. Mr. Pappas is a director of Valentis Inc., a gene therapy research company; Embrex Inc., a research and development company specializing in poultry in-the-egg delivery systems; and KeraVision, Inc., a company developing products for reversible vision correction surgery. He is also a director of privately-held AtheroGenics Inc. and ArgoMed, Inc. Mr. Pappas received a B.S. in biology from Ohio State University and an M.B.A. in finance from Xavier University.

         JOHN S. RUSSELL serves as Senior Vice President and General Counsel and Head of Global Human Resources. He is also the Corporate Secretary. Mr. Russell joined Quintiles Transnational Corp. in 1998 after 12 years in private practice as a partner in the Raleigh office of the Moore and Van Allen law firm, where he was head of the Corporate Practice group. Prior to that time, he was an editor in the trade books division of Houghton Mifflin Company in New York City. Mr. Russell has served as Director of the North Carolina Railroad Company as well as several nonprofit concerns. He has spoken and published widely on legal and literary topics. His novel, Favorite Sons, was published by Algonquin Books in 1992. Mr. Russell received a B.A. degree from the University of North Carolina at Chapel Hill, his M.A. from Columbia University and a J.D. degree from Harvard Law School.

         ERIC J. TOPOL, M.D. has served as a director since November 1997. Dr. Topol is the Chairman of the Department of Cardiology and co-director of the Heart Center at The Cleveland Clinic Foundation. He has served as Study Chairman for clinical trials of well over 100,000 patients over the past decade. Dr. Topol was a faculty member of the University of Michigan from 1985 until 1991 before moving to his current post. He has authored more than 500 publications in leading peer-review medical journals and is the editor of more than 10 books. Dr. Topol has been elected to the American Society of Clinical Investigation and the American Association of Physicians. He previously served as a director for Rhone Poulenc Rorer, a leading life sciences company, specializing in innovations in human, plant and animal health. Dr. Topol received his M.D. at the University of Rochester and completed post-doctoral training at the University of California, San Francisco and the Johns Hopkins Medical Center.

         VIRGINIA V. WELDON, M.D. has served as a director since November, 1997. Dr. Weldon served as Senior Vice President, Public Policy, Monsanto Company, an agro-chemicals and biotechnology (life sciences) company, from October 1993 until her retirement in March 1998. Previously, she was Professor of Pediatrics, Vice Chancellor for Medical Affairs and Vice President of the Medical Center at Washington University in St. Louis. Dr. Weldon has received recognition from numerous medical, scientific and educational organizations, among them the Association of American Medical Colleges, of which she served as Chairman. In 1994, Dr. Weldon was one of 18 individuals appointed to the President's Committee of Advisors on Science and Technology. More recently, she became a member of the California Institute of Technology Board of Trustees. Dr. Weldon received her medical degree from the State University of New York at Buffalo. She also completed post-doctoral studies at the Johns Hopkins University.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the report forms that were filed, we believe that during 1999 all filing requirements applicable to our executive officers and directors were complied with except that each of Santo J. Costa, Greg Porter and David White reported late to the Securities and Exchange Commission the acquisition or sale of certain shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables show annual and long-term compensation that we paid or accrued for services rendered for the fiscal years indicated by our Chief Executive Officer and the next four most highly compensated executive officers (the "named executive officers") whose total salary and bonus exceeded $100,000 individually during the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                            Annual Compensation                        Compensation
                               ----------------------------------------------------    ------------
                                                                                          No. Of
                                                                                        Securities
          Name and                                                     Other Annual     Underlying          All Other
     Principal Position        Year         Salary         Bonus       Compensation      Options          Compensation
     ------------------        ----         ------         -----       ------------      -------          ------------

Dennis B. Gillings             1999        $568,749 (1)  $    --        $       (2)     169,316  (3)      $ 472,070  (4)
    Chairman of the Board of   1998         474,996 (5)       --                (2)      25,048  (6)        349,236  (7)
    Directors and Chief        1997         447,400 (8)       --                         24,013  (9)        231,009 (10)
    Executive Officer

Santo J. Costa                 1999        $474,453      $     --       $        (2)    201,650 (11)      $   5,853 (12)
    Vice Chairman              1998         450,000            --                (2)     22,553 (13)        760,552 (14)
                               1997         425,000            --        43,981 (15)    119,338 (16)      2,336,090 (17)

Ludo J. Reynders               1999        $341,253      $     --        $       (2)     46,521 (18)      $   4,566 (19)
    Chief Executive Officer,   1998         315,000            --                (2)     23,803 (20)          6,837 (21)
    Clinical Development       1997         301,415            --                (2)     64,477 (22)         11,781 (23)
    Services

Rachel R. Selisker             1999        $265,125      $     --        $       (2)     55,385 (24)      $   5,626 (25)
    Senior Consultant,         1998         237,000            --                (2)     12,771 (26)          9,225 (27)
    Global Shared Services     1997         225,000            --                (2)     34,378 (28)         17,620 (29)

Jim D. Kever                   1999 (30)   $196,500      $178,500 (31)   $       (2)    127,871 (32)      $   4,053 (33)
    Chief Executive Officer,
    ENVOY

-------------------

(1) Includes $284,375 deferred during 1999 pursuant to our Elective Deferred Compensation Plan.

(2) Perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of salary and bonus compensation for the named executive officer.

(3) Includes 12,792 shares subject to options granted pursuant to the 1999 bonus.

(4) Includes contributions to our 401(k) Plan on behalf of Dr. Gillings in the amount of $2,375, the estimated value of contributions made to our ESOP on Dr. Gillings' behalf in the amount of $1,038, the present value of the benefit to Dr. Gillings of the premiums we paid under a split-dollar life insurance arrangement in the amount of $463,583 (see "Employment Agreements" below for a description of this arrangement), and other life insurance premiums that we paid in the amount of $5,074.

(5) Includes $236,348 deferred during 1998 pursuant to our Elective Deferred Compensation Plan.

(6) Includes 6,053 shares subject to options granted pursuant to the 1998 bonus.

(7) Includes contributions to our 401(k) Plan on behalf of Dr. Gillings in the amount of $2,364, the estimated value of contributions made to our ESOP on Dr. Gillings' behalf in the amount of $6,031, the present value of the benefit to Dr. Gillings of the premiums we paid under a split-dollar life insurance arrangement in the amount of $335,686 (see "Employment Agreements" below for a description of this arrangement), and other life insurance premiums that we paid in the amount of $5,155.

(8) Includes $55,925 deferred during 1997 pursuant to our Elective Deferred Compensation Plan.

(9) Includes 7,042 shares subject to options granted pursuant to the 1997 bonus.

(10) Includes contributions to our 401(k) Plan on behalf of Dr. Gillings in the amount of $2,237, the value of contributions made to our ESOP on Dr. Gillings' behalf in the amount of $16,473, the present value of the benefit to Dr. Gillings of the premiums that we paid under a split-dollar life insurance arrangement in the amount of $207,144 (see "Employment Agreements" below for a description of this arrangement), and other life insurance premiums that we paid in the amount of $5,155.

(11) Includes 9,443 shares subject to options granted pursuant to the 1999 bonus.

(12) Includes $1,038, which represents the estimated value of contributions made to our ESOP on behalf of Mr. Costa. Also includes $4,815 representing the value of life insurance premiums paid in 1999.

(13) Includes 5,299 shares subject to options granted pursuant to the 1998 bonus.

(14) Includes $749,625, which represents the appreciation of incentive stock options exercised, and $6,031, which represents the estimated value of the contributions made to our ESOP on behalf of Mr. Costa. Also includes $4,896 representing the value of life insurance premiums paid in 1998.

(15) Amount represents the value of financial planning and legal costs that we paid on behalf of Mr. Costa.

(16) Includes 5,549 shares subject to options granted pursuant to the 1997 bonus.

(17) Includes $2,317,260, which represents the appreciation of incentive stock options exercised, and $14,510 which represents the estimated value of the contributions made to our ESOP on behalf of Mr. Costa. Also includes $4,320 representing the value of life insurance premiums paid in 1997.

(18) Includes 5,259 shares subject to options granted pursuant to the 1999 bonus.

(19) Includes $2,375 in contributions to our 401(k) Plan on behalf of Mr. Reynders, life insurance premiums that we paid in the amount of $1,153 and $1,038 representing the estimated value of contributions made to our ESOP on behalf of Mr. Reynders.

(20) Includes 3,514 shares subject to options granted pursuant to the 1998 bonus.

(21) Includes $806 in contributions to our 401(k) Plan on behalf of Mr. Reynders and $6,031 representing the estimated value of contributions made to our ESOP on behalf of Mr. Reynders.

(22) Includes 2,810 shares subject to options granted pursuant to the 1997 bonus.

(23) Amount represents the value of contributions to the Quintiles (UK) Limited Approved Profit Sharing Scheme on behalf of Dr. Reynders.

(24) Includes 4,123 shares subject to options granted pursuant to the 1999 bonus.

(25) Includes $2,604 in contributions to our 401(k) Plan on behalf of Ms. Selisker, life insurance premiums that we paid in the amount of $896 and $1,038 representing the estimated value of contributions made to our ESOP on behalf of Ms. Selisker.

(26) Includes 2,482 shares subject to options granted pursuant to the 1998 bonus.

(27) Includes contributions to our 401(k) Plan on behalf of Ms. Selisker in the amount of $2,430, the estimated value of contributions made to our ESOP on Ms. Selisker's behalf in the amount of $5,931 and life insurance premiums that we paid in the amount of $864.

(28) Includes 2,711 shares subject to options granted pursuant to the 1997 bonus.

(29) Includes $2,400 in contributions to our 401(k) Plan on behalf of Ms. Selisker, life insurance premiums that we paid in the amount of $691 and $14,529 representing the estimated value of contributions made to our ESOP on behalf of Ms. Selisker.

(30) Mr. Kever is Chief Executive Officer of ENVOY, which became our wholly-owned subsidiary following our acquisition of ENVOY in March 1999. After completion of our pending agreement to sell ENVOY, Mr. Kever will no longer be one of our executive officers.

(31) Amount represents payments made in 2000 pursuant to Mr. Kever's current employment contract with ENVOY.

(32) Includes 64,271 shares subject to options granted pursuant to the 1999 bonus.

(33) Includes $1,875 representing the value of contributions made to our 401(k) Plan on behalf of Mr. Kever in 1999 and $2,345 which represents the value of life insurance premiums paid for Mr. Kever in 1999.


         OPTION GRANTS IN LAST FISCAL YEAR

         The following table reflects the stock options granted during the past fiscal year to the named executive officers pursuant to our Equity Compensation Plan and Nonqualified Stock Option Plan. No stock appreciation rights were granted to the named executive officers during 1999. Unless otherwise noted, all options expire 10 years from the date of grant or, if sooner, three months after termination of employment, unless employment is terminated because of (1) death or disability in which case the options expire one year after the date of such termination, (2) retirement as determined by the administrator of the Plan, in which case the options expire ten years after such termination, if the holder has agreed to a non-compete, otherwise, the options expire one year after such termination or (3) termination as a result of a Special Program, as determined by the administrator of the Plan, in which case the options expire three years after the date of such termination.

                                                                                           POTENTIAL REALIZABLE VALUE
                                                                                             AT ASSUMED ANNUAL RATES
                                                                                                  OF STOCK PRICE
                                                                                               APPRECIATION FOR OPTION
                                                 INDIVIDUAL GRANTS                                   TERM (1)
                           ------------------------------------------------------------    --------------------------
                            NUMBER OF      PERCENT OF
                            SECURITIES   TOTAL OPTIONS
                           UNDERLYING      GRANTED TO        EXERCISE OR
                             OPTIONS      EMPLOYEES IN       BASE PRICE      EXPIRATION
       NAME                  GRANTED    FISCAL YEAR (2)     PER SHARE ($)       DATE         5% ($)        10% ($)
       ----                -----------  ---------------     -------------    -----------     ------        -------

Dennis B. Gillings          2,356 (3)         0.0%              42.44        06/07/2009      62,879         159,347
                           21,470 (4)         0.2%              42.44        06/07/2009     573,007       1,452,112
                            3,664 (5)         0.0%              42.44        06/07/2009      97,787         247,813
                            5,940 (6)         0.1%              35.88        08/15/2009     134,015         339,623
                           33,630 (7)         0.4%              35.88        08/15/2009     758,746       1,922,812
                            3,188 (8)         0.0%              22.00        11/15/2009      44,108         111,779
                           45,697 (9)         0.5%              22.00        11/15/2009     632,249       1,602,243
                           53,371(10)         0.6%              42.44        06/07/2009   1,424,403       3,609,718

Santo J. Costa              2,356 (3)         0.0%              42.44        06/07/2009      62,879         159,347
                           14,322(11)         0.2%              42.44        06/07/2009     382,236         968,661
                            2,874 (5)         0.0%              42.44        06/07/2009      76,703         194,381
                            4,003 (6)         0.0%              35.88        08/15/2009      90,314         228,874
                           23,541 (7)         0.3%              35.88        08/15/2009     531,123       1,345,969
                            2,566 (8)         0.0%              22.00        11/15/2009      35,502          89,970
                           31,988 (9)         0.4%              22.00        11/15/2009     442,576       1,121,574
                           90,000(10)         1.0%              42.44        06/07/2009   2,401,984       6,087,100
                           30,000(12)         0.3%              40.19        03/14/2009     758,211       1,921,456

Ludo J. Reynders            2,356 (3)         0.0%              42.44        06/07/2009      62,879         159,347
                            7,175(13)         0.1%              42.44        06/07/2009     191,492         485,277
                            1,700 (5)         0.0%              42.44        06/07/2009      45,371         114,979
                            2,228 (6)         0.0%              35.88        08/15/2009      50,267         127,387
                           13,452 (7)         0.1%              35.88        08/15/2009     303,499         769,125
                            1,331 (8)         0.0%              22.00        11/15/2009      18,415          46,668
                           18,297 (9)         0.2%              22.00        11/15/2009     252,902         640,904

Rachel R. Selisker          2,356 (3)         0.0%              42.44        06/07/2009      62,879         159,347
                            7,175(13)         0.1%              42.44        06/07/2009     191,492         485,277
                            1,189 (5)         0.0%              42.44        06/07/2009      31,733          80,417
                            1,788 (6)         0.0%              35.88        08/15/2009      40,295         102,115
                           13,452 (7)         0.1%              35.88        08/15/2009     303,499         769,125
                            1,148 (8)         0.0%              22.00        11/15/2009      15,883          40,252
                           18,279 (9)         0.2%              22.00        11/15/2009     252,902         640,904
                           10,000(14)         0.1%              50.88        02/04/2009     319,950         810,816

Jim D. Kever               64,271(15)         0.7%              18.69        12/31/2009     755,343       1,914,187
                           63,600(16)         0.7%              18.94        11/05/2009     757,456       1,919,543

--------------

(1) Potential realizable value of each grant is calculated assuming that market price of the underlying security appreciates at annualized rates of 5% and 10%, respectively, over the 10 year term of the grant. The assumed annual rates of appreciation of 5% and 10% would result in the price of the common stock increasing to $82.87 and $131.96 per share, respectively, for the options expiring February 4, 2009, $69.13 and $110.07 per share, respectively, for the options expiring June 7, 2009, $58.44 and $93.05 per share, respectively, for the options expiring August 15,

         2009, $35.84 and $57.06 per share, respectively, for the options expiring November 15, 2009, $30.85 and $49.12 per share, respectively, for the options expiring November 5, 2009, $65.46, $104.24 per share, respectively, for the options expiring March 14, 2009, and $30.44 and $48.47 per share, respectively, for the options expiring December 31, 2009.

(2) Options to purchase an aggregate of 9,095,779 shares were granted to employees during 1999.

(3) Incentive stock options granted June 7, 1999. Number of options granted as incentive stock options to extent of annual $100,000 cap; options in excess of the cap granted as nonqualified options. Shares subject to the options granted vest June 7, 2003.

(4) Nonqualified stock options granted June 7, 1999. Shares subject to the options granted vest over the next four years, with 28% of such shares vesting on June 7 of each of 2000, 2001 and 2002 and 16% vesting on June 7, 2003.

(5) Nonqualified stock options granted June 7, 1999. Shares subject to the options granted vest on May 15, 2000.

(6) Nonqualified stock options granted August 15, 1999. Shares subject to the options granted vest on May 15, 2000.

(7) Nonqualified stock options granted August 15, 1999. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on August 15 of each year beginning August 15, 2000.

(8) Nonqualified stock options granted November 15, 1999. Shares subject to the options granted vested on May 15, 2000.

(9) Nonqualified stock options granted November 15, 1999. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on November 15 of each year beginning November 15, 2000.

(10) Nonqualified stock options granted June 7, 1999. Shares subject to the options granted vested immediately.

(11) Nonqualified stock options granted June 7, 1999. Shares subject to the options vest over the next four years with 29% of such shares vesting on June 7 of each of 2000, 2001 and 2002 and 13% vesting on June 7, 2003.

(12) Nonqualified stock options granted March 14, 1999. Shares subject to the options granted vested immediately.

(13) Nonqualified stock options granted June 7, 1999. Shares subject to the options vest over the next four years with 33% of such shares vesting on June 7 of each of 2000, 2001 and 2002 and 1% vesting on June 7, 2003.

(14) Nonqualified stock options granted February 4, 1999. Shares subject to the options granted vest over two years, with 50% of such shares vesting on December 31 of each year beginning December 31, 1999.

(15) Nonqualified stock options granted December 31, 1999. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on December 31 of each year beginning December 31, 2000. In connection with our sale of ENVOY, Mr. Kever will participate in a Special Program, which means that the shares subject to these options vest immediately upon, and the options expire three years from, the date of our sale of ENVOY.

(16) Nonqualified stock options granted November 5, 1999. Shares subject to the options granted vest over the next two years, with 50% of such shares vesting on November 5 of each year beginning November 5, 2000. In connection with our sale of ENVOY, Mr. Kever will participate in a Special Program, which means that the shares subject to these options vest immediately upon, and the options expire three years from, the date of our sale of ENVOY.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The following table provides information about the stock options held by the named executive officers on December 31, 1999.

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-THE
                        SHARES ACQUIRED       VALUE           UNDERLYING UNEXERCISED                MONEY OPTIONS
        NAME            ON EXERCISE(#)      REALIZED ($)       OPTIONS AT FY-END                    AT FY-END (1)
        ----            ---------------     ------------    ---------------------------   --------------------------------
                                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE($)   UNEXERCISABLE($)
                                                            -----------   -------------   --------------   ----------------
Dennis B. Gillings            --              --             183,370        143,051           775,835             --
Santo J. Costa                --              --             280,493        107,072           107,198             --
Ludo J. Reynders              --              --             112,971         70,070           315,602             --
Rachel R. Selisker            --              --              81,005         67,377           364,032             --
Jim D. Kever                  --              --             635,470        139,486         6,474,078             --

----------------------

 (1) The value of the options is based upon the difference between the exercise price and the closing price per share on December 31, 1999, $18.6875.

DIRECTOR COMPENSATION

         Each non-officer director receives annually a grant of stock options valued at $100,000 with the number of options determined in accordance with the Black-Scholes method. In addition, each non-officer director receives (1) an annual retainer of $24,000, (2) $1,000 for each Board meeting attended in person or by teleconference and (3) $500 for each committee meeting attended in person or by teleconference, each paid quarterly in cash. Beginning in 2000, committee chairs will also receive an extra $5,000 per year in compensation for their additional responsibilities. We reimburse each director for out-of-pocket expenses incurred in connection with the rendering of services as a director. Certain other financial relationships with directors are described in "Certain Transactions."

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with Dr. Gillings, Mr. Costa, Dr. Reynders, Ms. Selisker and Mr. Kever. The named executive officers are eligible to participate in any bonus, stock option, pension, insurance, medical, dental, 401(k), disability and other plans generally made available to our executives.

         The employment agreement for Dr. Gillings extends for three years from February 22, 1994 and automatically renews for additional and successive one year terms unless either party provides 90 days' notice of intent to terminate prior to the expiration of the then-current term. This agreement was amended on October 26, 1999 to provide more detailed change in control provisions. The agreement terminates upon Dr. Gillings' death, upon notice by us if Dr. Gillings becomes permanently disabled, upon notice by us for cause, upon notice by Dr. Gillings in the event of a change in control, as defined in his employment agreement (provided Dr. Gillings terminates his employment within 18 months following such change in control), upon notice by Dr. Gillings in the event of our material breach or improper termination of the employment agreement and upon notice by Dr. Gillings if Dr. Gillings is not elected as our Chairman of the Board and Chief Executive Officer. The agreement provides for severance payments and continuation of benefits in the event Dr. Gillings' termination is for permanent disability, change in control, breach or improper termination by us, or for a change in position. In the event of termination by Dr. Gillings due to permanent disability, breach or improper termination by us or for a change in position, we must pay Dr. Gillings or his estate or beneficiaries his full base salary then in effect and other benefits under the agreement for the lesser of three years or the term of the non-compete covenant provided in the agreement. In the event that Dr. Gillings terminates his employment or is terminated by us without cause within 18 months following a change in control, we must make a severance payment equal to 2.99 times the amount of Dr. Gillings' base salary and executive compensation plan benefits for the year of termination, continue his other benefit plans for 18 months and make a lump sum payment of any amounts held by Dr. Gillings in any retirement plan of ours. In addition, upon a change in control, all options held by Dr. Gillings will become fully vested and exercisable. We are not obligated to make any payments or provide benefits to Dr. Gillings if the termination is for cause. The agreement includes a three year (or such lesser period as the Board determines, but in no event less than one year) non-compete provision pursuant to which Dr. Gillings cannot compete with us in any geographic area in which we do business and cannot solicit or interfere with our relationship with any person or entity doing business with us, or offer employment to any person employed by us in the one year period prior to Dr. Gillings' termination of employment. The agreement prohibits disclosure of any confidential information acquired during the period of employment with us.

         We entered into split-dollar life insurance agreements as of May 16, 1996 with certain trusts created by Dr. Gillings, pursuant to which we and the trusts will share in the premium costs of certain variable and whole life insurance policies that pay an aggregate death benefit to the trusts upon the death of Dr. Gillings or his wife, Joan Gillings, whichever occurs later. The trusts pay premiums on the policies as if each policy were a one year term life policy, and we pay the remaining premiums. We may cause this arrangement to be terminated at any time upon 30 days' notice. Upon termination of the arrangement, surrender of a policy, or payment of the death benefit under a policy, we are entitled to repayment of an amount equal to the cumulative premiums previously paid by us thereunder, with all remaining amounts going to the trust. Upon any surrender of a policy, the liability of the related trust to us is limited to the cash value of the policy. See footnotes (4), (7) and (10) to the "Summary Compensation Table" above for additional information on premium payments that we made under the policies.

         Effective November 29, 1999, Mr. Costa ceased to be our President and Chief Operating Officer and became our Vice Chairman. His amended and restated employment agreement, dated November 30, 1999, extends through December 31, 2001. The agreement terminates upon the death of Mr. Costa, upon notice by us if Mr. Costa becomes permanently disabled, upon notice by us for cause, upon notice by Mr. Costa in the event of a change in control, as defined in his employment agreement (provided Mr. Costa terminates his employment within 18 months following such change in control) and upon notice by Mr. Costa in the event of our material breach. The agreement provides for severance payments and continuation of benefits in the event Mr. Costa's employment is terminated prior to expiration of the agreement. In the event of termination by Mr. Costa for reasons other than a change in control, we must pay Mr. Costa his full base salary until December 31, 2001, any annual bonus, prorated to the date of termination, and other benefits under the agreement, subject to certain limitations and exceptions. In the event that Mr. Costa terminates his employment or is terminated by us without cause within 18 months after a change in control, we must make a severance payment equal to 2.99 times the annual average amount of Mr. Costa's compensation for the two most recent fiscal years, including executive compensation plan benefits as well as continue his other benefit plans for eighteen months and make a lump sum payment of any amounts held by Mr. Costa in any retirement plan of ours. In addition, upon a change in control, all options held by Mr. Costa will become fully vested and exercisable. We are not obligated to make any payments or provide benefits to Mr. Costa if the termination is for cause. The agreement includes a one year non-compete provision following termination of employment and prohibits disclosure of confidential information.

         Dr. Reynders' employment agreement, which was amended and restated on March 17, 2000, calls for Dr. Reynders to serve as Chief Executive Officer, Quintiles CRO Service Group. The agreement automatically renews for successive one year terms, unless either party provides 90 days notice prior to the renewal date of intent to terminate. The agreement is terminable by us for cause. Either party may terminate the agreement at any time by providing the other party with 90 days written notice. If Dr. Reynders terminates the employment relationship as a result of our failure to cure a material breach of the agreement after 30 days notice of such breach, he is entitled to an amount equal to his then current salary for 12 months. In the event that Dr. Reynders terminates his employment or is terminated by us without cause within 18 months after a change in control, as defined in the agreement, we must make a severance payment equal to 2.99 times the amount of his base salary and executive compensation plan benefits for the year of termination, continue his other benefit plans for eighteen months and make a lump sum payment of any amounts held by Dr. Reynders in any retirement plan of ours. In addition, upon a change in control, all options held by Dr. Reynders will become fully vested and exercisable. The agreement includes a one year non-compete provision following termination of employment and prohibits disclosure of confidential information.

         Ms. Selisker's employment agreement, dated January 1, 1995, extends for successive one year intervals unless terminated by either party with 90 days written notice. This employment agreement was amended on October 25, 1999 to provide more detailed change in control provisions. Ms. Selisker has resigned her position as Chief Financial Officer and will serve as a senior consultant in the creation of our global shared services centers for finance and human resources. Her employment agreement, however, remains in effect until superseded by a replacement agreement. The January 1, 1995 agreement, as amended, terminates automatically upon Ms. Selisker's attaining the age of 65, her death, total and permanent disability, a material breach of her employment agreement that is not cured within 30 days of written notice, acts of dishonesty, commission of certain crimes or failure to perform her duties under the agreement. The agreement provides for severance payments and continuation of benefits in the event that either we voluntarily terminate the agreement by giving notice of our intention not to renew, in the event of Ms. Selisker's total and permanent disability or if Ms. Selisker terminates after a material breach by us which we fail to cure within 30 days. In the event that Ms. Selisker terminates her employment or is terminated by us without cause within 18 months following a change in control, as defined in the agreement, we must make a severance payment equal to 2.99 times the amount of Ms. Selisker's base salary and executive compensation plan benefits for the year of termination, continue her other benefit plans for 18 months and make a lump sum payment of any amounts held by Ms. Selisker in any retirement plan of ours. In addition, upon a change in control, all options held by Ms. Selisker will become fully vested and exercisable. The agreement includes a one year non-compete provision and prohibits Ms. Selisker from soliciting or interfering with our relationship with any person doing business with us or offering employment to any person employed by us in the one year period prior to Ms. Selisker's termination of employment.

         Mr. Kever's employment agreement terminates three years from March 30, 1999. This employment agreement was amended on November 23, 1999 to provide more detailed change in control provisions. The agreement gives us the ability to terminate Mr. Kever's employment at any time for any reason, and Mr. Kever may resign at any time. Upon termination by ENVOY or resignation by Mr. Kever for any reason other than in connection with change in control, as defined in the agreement, of Quintiles Transnational Corp., Mr. Kever is entitled to receive his base salary and cash bonus, as defined in the agreement, for the remainder of the term of the agreement, payable in the same amounts and at the same times as if the employment had not terminated. In the event that Mr. Kever terminates his employment or is terminated by us without cause within 18 months following a change in control we must make a severance payment equal to 2.99 times the amount of Mr. Kever's base salary and executive compensation plan benefits for the year of termination, continue his other benefit plans for 18 months and make a lump sum payment of any amounts held by Mr. Kever in any retirement plan of ours. In addition, upon a change in control, all options held by Mr. Kever will become fully vested and exercisable. The agreement includes a non-compete that extends from the later of (1) the last day of the employment agreement's three year term or (2) 18 months following Mr. Kever's termination or resignation. This non-compete provision prohibits Mr. Kever from competing against us in any geographical area in which we do business or soliciting or hiring any of our employees. Mr. Kever's employment agreement prohibits disclosure of any confidential information acquired in the course of his employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP OF MANAGEMENT

         The following table provides information, as of February 29, 2000, regarding shares of our common stock owned of record or known to us to be owned beneficially by each director, each executive officer named in the Summary Compensation Table in Item 11 and all current directors and executive officers as a group. Except as set forth in the footnotes, each of the shareholders identified in the table below has sole voting and investment power over the shares beneficially owned by such person, except to the extent such power may be shared with a spouse.

                                                          Shares
                                                       Beneficially   Percent
                       Name                               Owned(1)    of Class
                       ----                            ------------   --------

Dennis B. Gillings, Ph.D. (2)                           6,112,530       5.3%
Santo J. Costa (3)                                        308,612         *
Ludo Reynders (4)                                         227,085         *
Rachel R. Selisker (5)                                    171,382         *
William E. Ford (6)                                     2,818,421       2.4%
Fred C. Goad (7)                                          963,447         *
Jim D. Kever (8)                                        1,018,226         *
Robert C. Bishop, Ph.D. (9)                                36,345         *
Chester W. Douglass, Ph.D. (10)                           367,693         *
Arthur M. Pappas (11)                                      79,943         *
Vaughn D. Bryson (12)                                      15,585         *
Virginia V. Weldon, M.D. (13)                               9,601         *
Eric J. Topol, M.D. (14)                                    8,727         *
E.G.F. Brown (15)                                          14,493         *

All current directors and executive officers as a      11,776,174      10.0%
group (14 persons) (16)

-------------------------
*Less than one percent

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of our common stock which a person has the right to acquire within 60 days of the date shown above pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Such shares are described below as being subject to presently exercisable stock options. A beneficial owner of shares held in our ESOP or Approved Profit Sharing Scheme has sole voting power over the shares held in his or her account, but shares investment power over the shares with the Trustee.

(2) Includes 183,370 shares subject to presently exercisable stock options and 161,219 shares held by our ESOP for Dr. Gillings' account. Includes 6,739 shares owned by Dr. Gillings' daughter, 180,000 shares owned by the Gillings Family Limited Partnership, of which Dr. Gillings and his wife are the general partners, 7,200 shares held by the GFEF Limited Partnership, of which Dr. Gillings is the general partner, 198,618 shares owned by Dr. Gillings' wife and 834,766 shares owned by a Grantor Retained Annuity Trust under which Dr. Gillings is the beneficiary.

         Dr. Gillings shares voting power over 392,557 shares and shares investment power over 1,388,542 shares. Dr. Gillings disclaims beneficial ownership of all shares owned by his wife and daughter, all shares in the Gillings Family Limited Partnership, all shares owned by the GFEF Limited Partnership and all shares in the GRAT, except to the extent of his interest therein.

(3) Includes 281,917 shares subject to presently exercisable stock options and 3,645 shares held by our ESOP for Mr. Costa's account.

(4) Includes 112,971 shares subject to presently exercisable stock options, 702 shares held by Quintiles (UK) Limited Approved Profit Sharing Scheme for Dr. Reynders' account and 166 shares held by our ESOP for Dr. Reynders' account.

(5) Includes 81,949 shares subject to presently exercisable stock options and 44,069 shares held by our ESOP for Ms. Selisker's account.

(6)      Includes 8,622 shares subject to presently exercisable stock options.

(7)      Includes 658,790 shares subject to presently exercisable stock options.

(8) Includes 635,470 shares subject to presently exercisable stock options and 63,960 shares in a trust for the benefit of Mr. Kever's minor children.

(9)      Includes 33,845 shares subject to presently exercisable stock options.

(10) Includes 36,593 shares subject to presently exercisable stock options. Includes 93,600 shares owned by the Douglass Family Limited Partnership, of which Dr. Douglass is the sole general partner. Dr. Douglass disclaims beneficial ownership of the shares held by the limited partnership except to the extent of his pecuniary interest therein.

(11)     Includes 33,843 shares subject to presently exercisable stock options.

(12)     Includes 12,585 shares subject to presently exercisable stock options.

(13)     Includes 8,601 shares subject to presently exercisable stock options.

(14)     Includes 8,727 shares subject to presently exercisable stock options.

(15)     Includes 6,493 shares subject to presently exercisable stock options.

(16) Does not include shares beneficially owned by named executive officers who are not executive officers as of the date of this report. Includes 1,930,550 shares subject to presently exercisable stock options and 165,198 shares held by our ESOP for the accounts of individual executive officers.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table provides information regarding shares of our common stock known to be beneficially owned by persons holding more than five percent of our outstanding common stock (other than directors and executive officers shown in the preceding table) as of February 29, 2000.

                                            SHARES BENEFICIALLY     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED              CLASS
------------------------------------               -----              -----

Capital Group International, Inc. (1)            22,264,870            19.4%
   Capital Guardian Trust Company
11100 Santa Monica Blvd
Los Angeles, California  90025

Capital Research and Management Company (2)       9,292,560             8.1%
333 South Hope Street
Los Angeles, California  90071

---------------------

(1) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000. Capital Group International, a holding company, reports sole dispositive power over the shares held by its subsidiaries. Capital Guardian Trust Company, a bank subsidiary of Capital Group International, reports sole voting power over 10,541,450 shares and sole dispositive power over 13,375,100 shares. Both Capital Group International and Capital Guardian Trust disclaim beneficial ownership of the shares.

(2) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000. Capital Research and Management Company has sole dispositive power over the shares, but does not have voting power over the shares and disclaims beneficial ownership of the shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 30, 1999, we acquired all of the outstanding shares of ENVOY in exchange for approximately 28,465,160 shares of our common stock. Fred C. Goad, Jim D. Kever and William E. Ford served as directors of ENVOY prior to the share exchange and currently serve as our directors. In addition, Mr. Goad served as ENVOY's Chairman and Co-Chief Executive Officer and Mr. Kever served as ENVOY's President and Co-Chief Executive Officer. As a result of the share exchange, Mr. Goad received 209,715 shares of our common stock and fully vested stock options covering 711,260 shares of our common stock. In addition, a trust of which Mr. Goad is the trustee and a sole beneficiary received 89,432 shares of our common stock and Mr. Goad's wife received 15,304 shares of our common stock. Mr. Kever received 468,181 shares of our common stock and fully vested stock options covering 635,470 shares of our common stock. In addition, a trust of which Mr. Kever is the trustee and the sole beneficiary received 69,960 shares of our common stock. GAP 25, whose general partner is GAP LLC, of which Mr. Ford is a managing member, received 2,818,421 shares of our common stock and GAPCO, of which Mr. Ford is a general partner, received 446,378 shares of our common stock. Mr. Ford received fully vested stock options covering 4,464 shares of our common stock. All of the stock options received in the share exchange by Messrs. Goad, Kever and Ford became exercisable immediately.

         In connection with the ENVOY share exchange, Mr. Goad resigned as ENVOY's Chairman and Co-Chief Executive Officer which entitled him to receive certain payments under the terms of his Amended and Restated Employment Agreement with ENVOY dated January 1, 1994. Pursuant to that agreement, ENVOY paid Mr. Goad a lump sum payment of $1,132,463. Mr. Goad is also entitled to receive reimbursement for certain expenses and benefits, including reimbursement for excise taxes, if any, that may be incurred by Mr. Goad in connection with the lump sum payment or acceleration of stock options under that agreement. Mr. Goad remains subject to non-competition restrictions contained in that agreement.

         Effective March 15, 1995, A.M. Pappas & Associates, LLC, or AMP&A, entered into a consulting agreement with us. The 1995 Consulting Agreement superseded the July 11, 1994 consulting agreement. In compliance with the terms of the 1995 Consulting Agreement, we granted Mr. Pappas stock options on March 15, 1995 covering 40,000 shares of our common stock at an exercise price of $8.75 per share which vested 50% on March 15, 1995, 75% on March 15, 1996 and 100% on March 15, 1997. Fifty percent of the fees invoiced during any twelve-month period are deemed satisfied by the stock options granted on March 15, 1995 as described above up to a maximum of $100,000 per twelve-month period. Between the expiration of the 1995 consulting agreement in March 1998 and the execution of a replacement agreement on January 1, 2000, AMP&A continued to provide us with consulting services substantially in accordance with the terms of the 1995 agreement. In 1999, we paid consulting fees of $195,385 in cash. On January 1, 2000, we entered into a new consulting agreement with AMP&A. The 2000 consulting agreement calls for a minimum aggregate consulting fee (exclusive of expenses) per year of $200,000, and AMP&A has agreed not to invoice us for more than $220,000 per year without our prior consent. We have agreed to reimburse AMP&A for all reasonable out-of-pocket and administrative expenses incurred by AMP&A in connection with performing its services.

         We are a limited partner in TechAMP International, L.P., a fund organized to make venture capital investments in the equity securities of private companies in the life science sector. TechAMP is managed by its general partner, AMP&A Management, LLC, an affiliate of AMP&A. We have committed to invest an aggregate of $8,000,000 in TechAMP. As a limited partner, we will make capital contributions under this commitment from time to time at the request of the fund's general partner. In 1999, we made capital contributions of $2,424,000 to TechAMP.

         In November 1997, we signed a preferred provider agreement with The Cleveland Clinic Foundation, pursuant to which The Cleveland Clinic will work with us as a preferred provider for investigator services in certain therapeutic areas, including cardiology, AIDS, cancer and molecular genetics, and we will work with The Cleveland Clinic as a preferred provider for contract drug development services. Dr. Topol is Chairman of the Department of Cardiology and a co-director of the Heart Center at The Cleveland Clinic. In 1999, pursuant to the 1997 preferred provider agreement, we incurred fees of $192,604, all of which were paid in 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

                 Financial Statements                             Form 10-K Page
                 --------------------                             --------------

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

Report of Independent Auditors

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

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------

3.01(1)        Amended and Restated Articles of Incorporation, as amended

3.02(2)        Amended and Restated Bylaws, as amended

4.01(3) Indenture, dated as of May 17, 1996, between Quintiles Transnational Corp. and Marine Midland Bank, as Trustee, with respect to our 4.25% Convertible Subordinated Notes due May 31, 2000

4.02           Amended and Restated Articles of Incorporation, as amended (see
               Exhibit 3.01)

4.03           Amended and Restated Bylaws, as amended (see Exhibit 3.02)

4.04(4)        Specimen certificate for Common Stock, $0.01 par value per share

4.05(5)        Form of 4.25% Convertible Subordinated Notes in Unrestricted
               Global Form

4.06(5)        Form of 4.25% Convertible Subordinated Notes in Certificated Form

4.07(6) Rights Agreement, dated as of November 5, 1999 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock

10.01(4)(7)    Employment Agreement, dated February 22, 1994, by and between Dr.
               Dennis B. Gillings and Quintiles Transnational Corp.

10.02(7) Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.03(7) Amended and Restated Executive Employment Agreement, dated November 30, 1999, by and between Santo J. Costa and Quintiles Transnational Corp.

10.04(7)(8)    Employment Agreement, dated January 1, 1995, by and between
               Rachel R. Selisker and Quintiles Transnational Corp.

10.05(7) Amendment to Contract of Employment, dated October 25, 1999 by and between Rachel R. Selisker and Quintiles Transnational Corp.

10.06(7) Amended and Restated Executive Employment Agreement, dated March 17, 2000, by and between Dr. Ludo Reynders and Quintiles, Inc.

10.07(7) Amended and Restated Employment Agreement, dated March 30, 1999 by and between Jim D. Kever and Envoy Corporation

Exhibit        Description
-------        -----------

10.08(7) Amendment to Executive Employment Agreement, dated November 23, 1999, by and between Jim D. Kever and Envoy Corporation

10.09(7) Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.

10.10(7) Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.

10.11(7) Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.

10.12(4)(7)    Quintiles Transnational Corp. Non-Qualified Employee Incentive
               Stock Option Plan

10.13(7) Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on November 4, 1999

10.14(7) Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated

10.15(7)       Quintiles Transnational Corp. Nonqualified Stock Option Plan

10.16(7)       Amended and Restated Envoy Corporation 1995 Employee Stock
               Incentive Plan

10.17(9) Sublease, dated January 18, 1996, by and between Legent Corporation and Innovex, Inc.

10.18(10)      Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.19 Consulting Agreement dated as of January 1, 2000 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC [Note: Certain confidential portions of this exhibit have been omitted, as indicated in the exhibit with an asterisk (*), and filed separately with the Securities and Exchange Commission.]

10.20(11)      Agreement for the Provision of Research Services and Lease of
               Business Assets dated as of March 3, 1995, between Syntex
               Pharmaceuticals Limited, Quintiles Scotland Limited, Quintiles
               (UK) Limited, and Roche Products Limited

10.21(12)      Merger Agreement, dated as of December 14, 1998, among Quintiles
               Transnational Corp., QTRN Acquisition Corp., and Pharmaceutical
               Marketing Services Inc.

10.22(13)      Amended and Restated Agreement and Plan of Merger, dated December
               15, 1998, among Quintiles Transnational Corp., QELS Corp., and
               ENVOY Corporation

10.23(14)      Credit Agreement dated as of August 7, 1998

Exhibit        Description
-------        -----------

10.24(15)      Agreement for the Provision of Research Services and Purchase of
               Business Assets, dated as of January 1, 1999, between Hoescht
               Marion Roussel, Inc. and Quintiles, Inc.

10.25(16)      Agreement and Plan of Merger, dated as of January 22, 2000, among
               Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine
               Merger Corp., Envoy Corp. and Qfinance, Inc.

21             Subsidiaries

23.01          Consent of Arthur Andersen LLP

23.02          Consent of Ernst & Young LLP

23.03          Consent of Ernst & Young LLP

24.01          Power of Attorney (included on the signature page hereto)

27.01 Restated Financial Data Schedule year ended 12/31/97 (for SEC use only)

27.02 Restated Financial Data Schedule 3 months ended 3/31/98 (for SEC use only)

27.03 Restated Financial Data Schedule 6 months ended 6/30/98 (for SEC use only)

27.04 Restated Financial Data Schedule 9 months ended 9/30/98 (for SEC use only)

27.05 Restated Financial Data Schedule year ended 12/31/98 (for SEC use only)

27.06 Restated Financial Data Schedule 3 months ended 3/31/99 (for SEC use only)

27.07 Restated Financial Data Schedule 6 months ended 6/30/99 (for SEC use only)

27.08 Restated Financial Data Schedule 9 months ended 9/30/99 (for SEC use only)

27.09          Financial Data Schedule year ended 12/31/99 (for SEC use only)

99.01          Report of Independent Auditors

-------------------------

         (1) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission, on November 15, 1999, and incorporated herein by reference.

         (2) Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

         (3) Exhibit to our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

         (4) Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

         (5) Exhibit to our Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-19009) effective February 1, 1997, and incorporated herein by reference.

         (6) Exhibit to our Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 5, 1999, and incorporated herein by reference.

         (7)      Executive compensation plans and arrangements.

         (8) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.

         (9) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 25, 1997, and incorporated herein by reference.

         (10) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

         (11) Exhibit to our Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.

         (12) Exhibit to our Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission on December 16, 1998, and incorporated herein by reference.

         (13) Exhibit to our Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission on December 17, 1998, and incorporated herein by reference.

         (14) Exhibit to our Quarterly Report on Form 10-Q dated November 16, 1998, as filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.

         (15) Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

         (16) Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(b) Reports on Form 8-K.

         We filed a Current Report on Form 8-K dated October 5, 1999, reporting the filing of a class action lawsuit against us on September 30, 1999 in the United States District Court for the Middle District of North Carolina.

         We filed a Current Report on Form 8-K dated October 20, 1999, including as an exhibit a press release regarding our financial results for the three month period ended September 30, 1999.

         We filed a Current Report on Form 8-K dated November 5, 1999 (1) reporting the distribution of one preferred stock purchase right for each outstanding share of our common stock pursuant to a Rights Agreement that we entered into with First Union National Bank, as rights agent, and (2) attaching as exhibits (a) the Rights Agreement, dated November 5, 1999 and (b) our Amended and Restated Bylaws, as amended March 13, 1996 and November 4, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 30th day of March, 2000.

                                      QUINTILES TRANSNATIONAL CORP.


                                      By: /s/Dennis B. Gillings
                                          --------------------------------------
                                          Dennis B. Gillings, Ph.D.
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

                        SIGNATURES AND POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis B. Gillings and James L. Bierman and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

/s/  Dennis B. Gillings        Chairman of the Board of           March 30, 2000
----------------------------   Directors and Chief
Dennis B. Gillings, Ph.D.      Executive Officer

/s/ James L. Bierman           Chief Financial Officer            March 30, 2000
----------------------------
James L. Bierman

/s/ Robert C. Bishop           Director                           March 30, 2000
----------------------------
Robert C. Bishop, Ph.D.

/s/ E. G. F. Brown             Director                           March 30, 2000
----------------------------
E. G. F. Brown

/s/ Vaughn D. Bryson           Director                           March 30, 2000
----------------------------
Vaughn D. Bryson

                               Vice-Chairman and Director         March __, 2000
----------------------------
Santo J. Costa

/s/ Chester W. Douglass        Director                           March 30, 2000
----------------------------
Chester W. Douglass, Ph.D.

/s/ William E. Ford            Director                           March 30, 2000
----------------------------
William E. Ford

/s/ Fred C. Goad               Director                           March 30, 2000
----------------------------
Fred C. Goad

/s/ Jim D. Kever               Director and Chief Executive       March 30, 2000
----------------------------   Officer of ENVOY
Jim D. Kever

/s/ Arthur M. Pappas           Director                           March 30, 2000
----------------------------
Arthur M. Pappas

/s/ Eric J. Topol              Director                           March 30, 2000
----------------------------
Eric J. Topol, M.D.

/s/ Virginia V. Weldon         Director                           March 30, 2000
----------------------------
Virginia V. Weldon, M.D.

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------

3.01(1)        Amended and Restated Articles of Incorporation, as amended

3.02(2)        Amended and Restated Bylaws, as amended

4.01(3) Indenture, dated as of May 17, 1996, between Quintiles Transnational Corp. and Marine Midland Bank, as Trustee, with respect to our 4.25% Convertible Subordinated Notes due May 31, 2000

4.02           Amended and Restated Articles of Incorporation, as amended (see
               Exhibit 3.01)

4.03           Amended and Restated Bylaws, as amended (see Exhibit 3.02)

4.04(4)        Specimen certificate for Common Stock, $0.01 par value per share

4.05(5)        Form of 4.25% Convertible Subordinated Notes in Unrestricted
               Global Form

4.06(5)        Form of 4.25% Convertible Subordinated Notes in Certificated Form

4.07(6) Rights Agreement, dated as of November 5, 1999 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock

10.01(4)(7)    Employment Agreement, dated February 22, 1994, by and between Dr.
               Dennis B. Gillings and Quintiles Transnational Corp.

10.02(7) Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.03(7) Amended and Restated Executive Employment Agreement, dated November 30, 1999, by and between Santo J. Costa and Quintiles Transnational Corp.

10.04(7)(8)    Employment Agreement, dated January 1, 1995, by and between
               Rachel R. Selisker and Quintiles Transnational Corp.

10.05(7) Amendment to Contract of Employment, dated October 25, 1999 by and between Rachel R. Selisker and Quintiles Transnational Corp.

10.06(7) Amended and Restated Executive Employment Agreement, dated March 17, 2000, by and between Dr. Ludo Reynders and Quintiles, Inc.

10.07(7) Amended and Restated Employment Agreement, dated March 30, 1999 by and between Jim D. Kever and Envoy Corporation

Exhibit        Description
-------        -----------

10.08(7) Amendment to Executive Employment Agreement, dated November 23, 1999, by and between Jim D. Kever and Envoy Corporation

10.09(7) Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.

10.10(7) Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.

10.11(7) Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.

10.12(4)(7)    Quintiles Transnational Corp. Non-Qualified Employee Incentive
               Stock Option Plan

10.13(7) Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on November 4, 1999

10.14(7) Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated

10.15(7)       Quintiles Transnational Corp. Nonqualified Stock Option Plan

10.16(7)       Amended and Restated Envoy Corporation 1995 Employee Stock
               Incentive Plan

10.17(9) Sublease, dated January 18, 1996, by and between Legent Corporation and Innovex, Inc.

10.18(10)      Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.19 Consulting Agreement dated as of January 1, 2000 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC [Note: Certain confidential portions of this exhibit have been omitted, as indicated in the exhibit with an asterisk (*), and filed separately with the Securities and Exchange Commission.]

10.20(11)      Agreement for the Provision of Research Services and Lease of
               Business Assets dated as of March 3, 1995, between Syntex
               Pharmaceuticals Limited, Quintiles Scotland Limited, Quintiles
               (UK) Limited, and Roche Products Limited

10.21(12)      Merger Agreement, dated as of December 14, 1998, among Quintiles
               Transnational Corp., QTRN Acquisition Corp., and Pharmaceutical
               Marketing Services Inc.

10.22(13)      Amended and Restated Agreement and Plan of Merger, dated December
               15, 1998, among Quintiles Transnational Corp., QELS Corp., and
               ENVOY Corporation

10.23(14)      Credit Agreement dated as of August 7, 1998

Exhibit        Description
-------        -----------

10.24(15)      Agreement for the Provision of Research Services and Purchase of
               Business Assets, dated as of January 1, 1999, between Hoescht
               Marion Roussel, Inc. and Quintiles, Inc.

10.25(16)      Agreement and Plan of Merger, dated as of January 22, 2000, among
               Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine
               Merger Corp., Envoy Corp. and Qfinance, Inc.

21             Subsidiaries

23.01          Consent of Arthur Andersen LLP

23.02          Consent of Ernst & Young LLP

23.03          Consent of Ernst & Young LLP

24.01          Power of Attorney (included on the signature page hereto)

27.01 Restated Financial Data Schedule year ended 12/31/97 (for SEC use only)

27.02 Restated Financial Data Schedule 3 months ended 3/31/98 (for SEC use only)

27.03 Restated Financial Data Schedule 6 months ended 6/30/98 (for SEC use only)

27.04 Restated Financial Data Schedule 9 months ended 9/30/98 (for SEC use only)

27.05 Restated Financial Data Schedule year ended 12/31/98 (for SEC use only)

27.06 Restated Financial Data Schedule 3 months ended 3/31/99 (for SEC use only)

27.07 Restated Financial Data Schedule 6 months ended 6/30/99 (for SEC use only)

27.08 Restated Financial Data Schedule 9 months ended 9/30/99 (for SEC use only)

27.09          Financial Data Schedule (for SEC use only)

99.01          Report of Independent Auditors

-------------------------

         (1) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission, on November 15, 1999, and incorporated herein by reference.

         (2) Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

         (3) Exhibit to our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 1996, and incorporated herein by reference.

         (4) Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

         (5) Exhibit to our Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission (File No. 333-19009) effective February 1, 1997, and incorporated herein by reference.

         (6) Exhibit to our Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 5, 1999, and incorporated herein by reference.

         (7)      Executive compensation plans and arrangements.

         (8) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.

         (9) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 25, 1997, and incorporated herein by reference.

         (10) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

         (11) Exhibit to our Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.

         (12) Exhibit to our Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission on December 16, 1998, and incorporated herein by reference.

         (13) Exhibit to our Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission on December 17, 1998, and incorporated herein by reference.

         (14) Exhibit to our Quarterly Report on Form 10-Q dated November 16, 1998, as filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.

         (15) Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

         (16) Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.