Form 10-Q
period 2000-03-31
QUINTILES TRANSNATIONAL CORP
filed 2000-05-15
CIK 919623

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2000 was 115,162,536.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                     INDEX

                                                                                       PAGE
                                                                                       ----
Part I.       Financial Information

              Item 1.    Financial Statements (unaudited)

                         Condensed consolidated balance sheets -- March 31, 2000 and
                         December 31, 1999                                                3

                         Condensed consolidated statements of operations -- Three
                         months ended March 31, 2000 and 1999                             4

                         Condensed consolidated statements of cash flows -- Three
                         months ended March 31, 2000 and 1999                             5

                         Notes to condensed consolidated financial
                         statements -- March 31, 2000                                     6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                        9


              Item 3.    Quantitative and Qualitative Disclosure about Market Risk       18

Part II.      Other Information

              Item 1.    Legal Proceedings                                               18

              Item 2.    Changes in Securities                                           18

              Item 3.    Defaults upon Senior Securities -- Not Applicable               18

              Item 4.    Submission of Matters to a Vote of Security Holders -- Not
                         Applicable                                                      18

              Item 5.    Other Information -- Not Applicable                             18

              Item 6.    Exhibits and Reports on Form 8-K                                18

Signatures                                                                               20

Exhibit Index                                                                            21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31     DECEMBER 31
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)    (NOTE 1)
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  139,487    $  191,653
  Trade accounts receivable and unbilled services, net......     417,364       377,278
  Investments in debt securities............................      32,801        32,476
  Prepaid expenses..........................................      42,653        37,216
  Other current assets and receivables......................      38,029        43,459
  Net assets of discontinued operations.....................     133,645       122,981
                                                              ----------    ----------
         Total current assets...............................     803,979       805,063
Property and equipment......................................     578,602       574,090
Less accumulated depreciation...............................    (186,991)     (174,406)
                                                              ----------    ----------
                                                                 391,611       399,684
Intangibles and other assets:
  Goodwill, net.............................................     200,984       204,307
  Other intangibles, net....................................       3,002         4,639
  Investments in debt securities............................      78,009        76,902
  Investments in marketable equity securities...............      61,050        45,237
  Deferred income taxes.....................................      79,791        84,356
  Deposits and other assets.................................      42,758        36,434
                                                              ----------    ----------
                                                                 465,594       451,875
                                                              ----------    ----------
         Total assets.......................................  $1,661,184    $1,656,622
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $      430    $       12
  Accounts payable and accrued expenses.....................     283,243       234,795
  Credit arrangements, current..............................     157,109       168,905
  Unearned income...........................................     178,174       172,557
  Income taxes and other current liabilities................      10,853        36,578
                                                              ----------    ----------
         Total current liabilities..........................     629,809       612,847
Long-term liabilities:
  Credit arrangements, less current portion.................       8,598         8,589
  Long-term obligations.....................................      14,300         7,290
  Deferred income taxes and other liabilities...............      41,994        36,137
                                                              ----------    ----------
                                                                  64,892        52,016
                                                              ----------    ----------
         Total liabilities..................................     694,701       664,863

Shareholders' equity:
  Preferred stock, none issued and outstanding at March 31,
    2000 and December 31, 1999 respectively.................          --            --
  Common stock and additional paid-in capital, 115,045,002
    and 115,118,347 shares issued and outstanding at March
    31, 2000 and December 31, 1999, respectively............     786,830       788,247
  Retained earnings.........................................     177,496       204,062
  Accumulated other comprehensive income....................       4,337         1,677
  Other equity..............................................      (2,180)       (2,227)
                                                              ----------    ----------
         Total shareholders' equity.........................     966,483       991,759
                                                              ----------    ----------
         Total liabilities and shareholders' equity.........  $1,661,184    $1,656,622
                                                              ==========    ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
                                                                      (IN THOUSANDS)
Net revenue.................................................      $414,845      $359,705
Costs and expenses:
  Direct....................................................       255,476       193,906
  General and administrative................................       135,062       109,482
  Depreciation and amortization.............................        23,122        17,800
  Restructuring charge......................................        58,592            --
                                                                  --------      --------
                                                                   472,252       321,188
                                                                  --------      --------
(Loss) income from operations...............................       (57,407)       38,517

Transaction costs...........................................            --       (22,363)
Other income (expense)......................................         1,948           432
                                                                  --------      --------
          Total other income (expense), net.................         1,948       (21,931)
                                                                  --------      --------

(Loss) income from continuing operations before income
  taxes.....................................................       (55,459)       16,586
Income tax (benefit) expense................................       (18,300)       13,222
                                                                  --------      --------

(Loss) income from continuing operations....................       (37,159)        3,364

Income from discontinued operation, net of income taxes.....        10,594         5,250
                                                                  --------      --------

Net (loss) income...........................................      $(26,565)     $  8,614
                                                                  ========      ========

Basic and diluted net (loss) income per share:
  (Loss) income from continuing operations..................      $  (0.32)     $   0.03
  Income from discontinued operation........................          0.09          0.05
                                                                  --------      --------
  Basic and diluted net (loss) income per share.............      $  (0.23)     $   0.08
                                                                  ========      ========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31
                                                              ----------------------------
                                                                 2000              1999
                                                              ----------        ----------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income...........................................   $(26,565)         $  8,614
Income from discontinued operation, net of income taxes.....    (10,594)           (5,250)
                                                               --------          --------
(Loss) income from continuing operations....................    (37,159)            3,364

Adjustments to reconcile net (loss) income to net cash
  (used) provided by operating activities:
  Depreciation and amortization.............................     23,122            17,800
  Non-recurring transaction costs...........................         --            22,363
  Non-recurring restructuring charge........................     50,874                --
  (Benefit from) provision for deferred income tax
     expense................................................       (328)            2,402
  Change in operating assets and liabilities................    (59,621)          (39,705)
  Other.....................................................        (97)              999
                                                               --------          --------
Net cash (used in) provided by operating activities.........    (23,209)            7,223

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment.........      1,731             1,024
Acquisition of property and equipment.......................    (26,545)          (56,130)
Cash acquired in stock transactions.........................         --            87,386
Payment of non-recurring transaction costs..................         --            (2,878)
Purchases of debt securities, net...........................     (3,667)          (12,753)
Purchases of equity investments.............................     (1,760)               --
Other.......................................................        217              (234)
                                                               --------          --------
Net cash (used in) provided by investing activities.........    (30,024)           16,415

FINANCING ACTIVITIES
Increase in lines of credit, net............................        237             5,021
Principal payments on credit arrangements, net..............     (5,678)           (4,027)
Issuance of common stock, net...............................      4,891             3,416
Repurchase of common stock..................................     (6,517)               --
Dividend from discontinued operation........................      9,515             9,882
Dividend paid by pooled entity..............................         --            (1,411)
Other.......................................................         --               (28)
                                                               --------          --------
Net cash provided by financing activities...................      2,448            12,853

Effect of foreign currency exchange rate changes on cash....     (1,381)           (2,296)
                                                               --------          --------

(Decrease) increase in cash and cash equivalents............    (52,166)           34,195
Cash and cash equivalents at beginning of period............    191,653           128,621
                                                               --------          --------
Cash and cash equivalents at end of period..................   $139,487          $162,816
                                                               ========          ========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements of the Company. The financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.  STOCK REPURCHASE

On February 3, 2000, the Board of Directors authorized the Company to repurchase up to $200 million of the Company's Common Stock. During the first quarter of 2000, the Company repurchased 478,000 shares of its common stock for an aggregate price of approximately $8.5 million.

3.  SIGNIFICANT CUSTOMERS

No one customer accounted for greater than 10% of consolidated net revenue for the three months ended March 31, 2000. One customer accounted for 11.7% of consolidated net revenue for the three months ended March 31, 1999. These revenues were earned by the Company's product development and commercialization segments.

4.  DISCONTINUED OPERATION

On January 24, 2000, the Company announced a definitive agreement to sell ENVOY Corporation ("ENVOY") to Healtheon/WebMD Corp. ENVOY has been treated as a discontinued operation. The accompanying consolidated financial statements reflect the operating results and balance sheet items of ENVOY separately. The results of the discontinued operation do not reflect any interest expense, management fee or transaction costs allocated by the Company.

The following is a summary of income from operations of ENVOY (in thousands):

                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Net revenue.................................................  $59,407    $53,609
                                                              =======    =======
Income before income taxes..................................  $16,559    $11,524
Income taxes................................................    5,965      6,274
                                                              -------    -------
Net income..................................................  $10,594    $ 5,250
                                                              =======    =======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

The assets and liabilities of ENVOY have been classified in the accompanying consolidated balance sheets as net assets of discontinued operation. The following is a summary of these net assets of discontinued operation (in thousands):

                                                         AS OF MARCH 31, 2000   AS OF DECEMBER 31, 1999
                                                         --------------------   -----------------------
Current assets.........................................        $ 89,317                $ 70,006
Other assets...........................................          82,470                  88,794
Current liabilities....................................         (36,787)                (33,977)
Long-term liabilities..................................          (1,355)                 (1,842)
                                                               --------                --------
          Net assets of discontinued operation.........        $133,645                $122,981
                                                               ========                ========

5.  SEGMENTS

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. In the first quarter of fiscal 2000 there were reclassifications between segments due to management changes of certain business units. These changes are reflected in both the 2000 and 1999 periods shown below. The Company does not include net revenue and expenses relating to the Internet initiative (approximately $445,000 and $3.2 million, respectively, for the three months ended March 31, 2000), non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net revenue:
  Product development.......................................  $200,496   $202,390
  Commercialization.........................................   200,356    150,010
  QUINTERNET(TM) informatics................................    13,548      7,305
                                                              --------   --------
                                                              $414,400   $359,705
                                                              ========   ========
Income from operations:
  Product development.......................................  $ (9,245)  $ 25,303
  Commercialization.........................................    15,669     13,816
  QUINTERNET(TM) informatics................................    (2,495)      (602)
                                                              --------   --------
                                                              $  3,929   $ 38,517
                                                              ========   ========

                                                         AS OF MARCH 31, 2000   AS OF DECEMBER 31, 1999
                                                         --------------------   -----------------------
Total assets:
  Product development..................................       $  857,801              $  887,804
  Commercialization....................................          380,561                 339,408
  QUINTERNET(TM) informatics...........................          289,177                 306,429
  Net assets of discontinued operation.................          133,645                 122,981
                                                              ----------              ----------
                                                              $1,661,184              $1,656,622
                                                              ==========              ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

6.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net (loss) income:
  (Loss) income from continuing operations..................  $(37,159)   $  3,364
  Income from discontinued operation, net of income taxes...    10,594       5,250
                                                              --------    --------
  Net (loss) income.........................................  $(26,565)   $  8,614
                                                              ========    ========
Weighted average shares:
  Basic weighted average shares.............................   115,392     109,341
  Effect of dilutive securities:
     Stock options..........................................        --       2,702
                                                              --------    --------
  Diluted weighted average shares...........................   115,392     112,043
                                                              ========    ========
Basic and diluted net (loss) income per share:
  (Loss) income from continuing operations..................  $  (0.32)   $   0.03
  Income from discontinued operation........................      0.09        0.05
                                                              --------    --------
  Basic and diluted net (loss) income per share.............  $  (0.23)   $   0.08
                                                              ========    ========

Options to purchase approximately 16.9 million shares of common stock were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted net loss per share because the effect would be antidilutive.

The conversion of the Company's 4.25% Convertible Subordinated Notes into approximately 3.5 million shares of common stock was not included in the computation of diluted net loss per share because the effect would be antidilutive.

7.  COMPREHENSIVE INCOME

The following table represents the Company's comprehensive loss for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Net (loss) income...........................................  $(26,565)  $ 8,614
Other comprehensive loss:
  Unrealized gain (loss) on marketable securities, net of
     tax....................................................    10,107      (232)
  Foreign currency adjustment...............................    (7,447)   (9,112)
                                                              --------   -------
Comprehensive loss..........................................  $(23,905)  $  (730)
                                                              ========   =======

8.  RESTRUCTURING CHARGE

In January 2000, the Company announced the adoption of a restructuring plan. In connection with this plan, the Company recognized a restructuring charge of $58.6 million. The restructuring charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As a part of this plan, 770 positions worldwide will be eliminated. As of March 31, 2000, all affected individuals have been notified. Although positions eliminated were across all functions, most of the eliminated positions were in the product development service group.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

As of March 31, 2000, the following amounts were recorded (in thousands):

                                                      ACTIVITY THREE MONTHS ENDED
                                                            MARCH 31, 2000
                                                    -------------------------------      BALANCE AT
                                                    ACCRUALS    WRITE-OFFS/PAYMENTS    MARCH 31, 2000
                                                    --------    -------------------    --------------
Severance and related costs.......................  $33,228          $ (6,071)            $27,157
Asset impairment write-offs.......................   11,315           (11,315)                 --
Exit costs........................................   14,049            (1,707)             12,342
                                                    -------          --------             -------
                                                    $58,592          $(19,093)            $39,499
                                                    =======          ========             =======

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's judgement concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to efficiently distribute backlog among therapeutic business units and match demand to resources, actual operating performance, the actual savings and operating improvements resulting from the restructuring, the ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the ability to create data products from data licensed to us, the ability to operate successfully in new lines of business, the ability of the recently combined businesses to be integrated with our current operations and, with respect to our proposed transaction with Healtheon/WebMD, actual completion of the transaction, including obtaining the requisite regulatory approval, and risks associated with Healtheon/WebMD's business as set forth in its filings with the Securities and Exchange Commission. See "Risk Factors" below for additional factors that could cause actual results to differ.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2000 and 1999

Net revenue for the first quarter of 2000 was $414.8 million, an increase of $55.1 million or 15.3% over the first quarter of 1999 net revenue of $359.7 million. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the first quarter of 1999 and the Company's acquisitions accounted for under purchase accounting completed subsequent to the first quarter of 1999 which contributed approximately $9.1 million of net revenue for the first quarter of 2000. Approximately $445,000 of net revenue for the quarter ended March 31, 2000 relates to the Internet initiative and is not included in our segment information. Net revenue for the product development group decreased .9% to $200.5 million for the first quarter of 2000 as compared to $202.4 million for the first quarter of 1999. This decrease was a result of several factors, including early termination and delays of clinical trials, less than expected new business and utilization rates that were lower than historical levels. Net revenue for the commercialization group increased

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

33.6% to $200.4 million for the first quarter of 2000 as compared to $150.0 million for the first quarter of 1999. The net revenue for the first quarter of 2000 for the commercialization group included approximately $2.2 million of net revenue from an acquisition accounted for as a purchase that was completed subsequent to the first quarter of 1999. Net revenue for the QUINTERNET(TM) informatics group increased 85.5% to $13.5 million for the first quarter of 2000 as compared to $7.3 million for the first quarter of 1999. The net revenue for the first quarter of 2000 for the QUINTERNET(TM) informatics group included approximately $6.8 million of net revenue from an acquisition accounted for as a purchase that was completed subsequent to the first quarter of 1999.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $255.5 million or 61.6% of net revenue for the first quarter of 2000 versus $193.9 million or 53.9% of net revenue for the first quarter of 1999. The increase in direct costs as a percentage of net revenue was primarily attributable to a decrease in the utilization rates during the first quarter of 2000, as discussed above.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $135.1 million or 32.6% of net revenue for the first quarter of 2000 versus $109.5 million or 30.4% of net revenue for the first quarter of 1999. Also included in general and administrative expenses for the quarter ended March 31, 1999 were $2.6 million of incremental costs related to our Year 2000 Program. Excluding these incremental costs, general and administrative expenses increased $28.2 million primarily due to an increase in personnel, facilities and locations.

Depreciation and amortization were $23.1 million or 5.6% of net revenue for the first quarter of 2000 versus $17.8 million or 4.9% of net revenue for the first quarter of 1999. Amortization expense increased $1.6 million due to the goodwill amortization resulting from the Company's 1999 acquisitions accounted for under purchase accounting. The remaining $3.7 million increase is primarily due to the increase in the capitalized asset base of the Company.

In January 2000, we announced the adoption of a restructuring plan. In connection with this plan, we recognized a restructuring charge of $58.6 million during the quarter ended March 31, 2000. The restructuring charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As a part of this plan, 770 positions worldwide will be eliminated. Most of the eliminated positions were in the product development service group. We are targeting the restructuring to result in annualized cost savings of approximately $40.0 million to $50.0 million. We believe the benefits of the restructuring will begin to pay off in the second half of 2000.

Loss from operations was $57.4 million or (13.8%) of net revenue for the first quarter of 2000 versus income from operations of $38.5 million or 10.7% of net revenue for the first quarter of 1999. Excluding the restructuring charge of $58.6 million and the loss of $2.7 million for the Internet initiative, income from operations was $3.9 million or .9% of net revenue for the first quarter of 2000. We do not include net revenue and expenses relating to the Internet initiative and restructuring charges in income (loss) from operations of our three segments. Loss from operations for the product development group was $9.2 million or (4.6%) of net revenue for the first quarter of 2000 versus income from operations of $25.3 million or 12.5% of net revenue for the first quarter of 1999. This decrease results from the early termination and delays of clinical programs, adjustments for concessions made in existing programs, less than expected new business, lower utilization rates as discussed above and higher operating costs in our laboratory services group. Income from operations for the commercialization group increased to $15.7 million or 7.8% of net revenue for the first quarter of 2000 from $13.8 million or 9.2% of net revenue for the first quarter of 1999. Loss from operations for the QUINTERNET(TM) informatics group increased to $2.5 million or (18.4%) of net revenue for the first quarter of 2000 from $602,000 or (8.2%) of net revenue for the first quarter of 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Other income was $1.9 million for the first quarter of 2000 versus other expense of $21.9 million for the first quarter of 1999. Excluding transaction costs, other income was $432,000 for the first quarter of 1999. The $1.5 million fluctuation was primarily due to an increase in net interest income.

The effective income tax rate for the first quarter of 2000 was 33.0% versus a 79.7% effective income tax rate for the first quarter of 1999. Excluding the transaction costs which are not generally deductible for income tax purposes, the effective income tax rate for the first quarter of 1999 was 33.9%. Since we conduct operations on a global basis, our effective income tax rate may vary.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operations were $23.2 million for the three months ended March 31, 2000 versus cash inflows of $7.2 million for the comparable period of 1999. Investing activities, for the three months ended March 31, 2000, consisted primarily of capital asset purchases and investment security purchases. Capital asset purchases required an outlay of cash of $26.5 million for the three months ended March 31, 2000 compared to an outlay of $56.1 million for the same period in 1999. Capital asset expenditures for the three months ended March 31, 1999 included approximately $35 million in connection with the acquisition of the Hoechst Marion Roussel's Drug Innovation and Approval Facility. The remainder of the purchase price, approximately $58 million, is expected to be paid in the first half of 2000 when the acquisition of the physical facility is completed.

Total working capital, excluding net assets of discontinued operation, was $40.5 million as of March 31, 2000 versus $69.2 million as of December 31, 1999. Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $239.2 million at March 31, 2000 as compared to $204.7 million at December 31, 1999. As of March 31, 2000, trade accounts receivable were $241.7 million versus $220.3 million at December 31, 1999. Unbilled services were $175.6 million at March 31, 2000 versus $157.0 million at December 31, 1999, offset by unearned income balances of $178.2 million and $172.6 million, respectively. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 47 days at March 31, 2000, as compared to 38 days at December 31, 1999.

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

We have available to us a L10.0 million (approximately $15.9 million) unsecured line of credit with a U.K. bank. We also have available to us a L1.5 million (approximately $2.4 million) general banking facility with the same U.K. bank. At March 31, 2000, we did not have any outstanding balances on these facilities.

Our $143.75 million of 4.25% Convertible Subordinated Notes mature on May 31, 2000. The conversion ratio of the Notes is 24.1692, or $41.37 per share.

We have a $150 million senior unsecured credit facility with a U.S. bank. At March 31, 2000, the Company had $150 million available under this credit facility. Based upon our current financing plan, we believe the $150 million facility would be available to retire our credit arrangements and obligations, if necessary.

Based on our current operating plan, we believe that our available cash and cash equivalents and investments in marketable securities, together with future cash flows from operations and borrowings under our line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

The Potential Loss or Delay of Our Large Contracts Could Adversely Affect Our Results

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

The Proposed Sale of ENVOY May Fail to Close or Be Delayed

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

We May Be Adversely Affected by Customer Concentration

We have one customer that accounted for 11% of our revenues for the year ended December 31, 1999. These revenues resulted from services provided by our product development and commercialization service groups. If this or any future customer of similar size decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

New Healthcare Legislation or Regulation Could Restrict Our Informatics Business

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

RISKS ASSOCIATED WITH DISCONTINUED OPERATION -- THE ENVOY EDI BUSINESS

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company did not have any material changes in market risk from December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company previously reported certain legal proceedings in its Form 10-K for the fiscal year ended December 31, 1999. There were no material developments in such matters since that report.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 2000, options to purchase 21,700 shares of Common Stock were exercised at an average exercise price of $2.5693 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION -- NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT                              DESCRIPTION
-------                              -----------
 2.01(1)     Agreement and Plan of Merger dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD
             Corporation, Pine Merger Corp., ENVOY Corporation, and
             QFinance, Inc.

27.01        Financial Data Schedule for the Three Months Ended March 31,
             2000 (for SEC use only)

---------------

(1) Incorporated by reference from Exhibit 2.01 to the Company's Current Report on Form 8-K, dated January 25, 2000

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

(b) During the three months ended March 31, 2000, the Company filed three reports on Form 8-K.

The Company filed a Form 8-K, dated January 25, 2000, including its press release announcing the definitive agreement for Healtheon/WebMD Corporation to acquire its electronic data interchange unit, ENVOY Corporation and attaching the agreement as an exhibit.

The Company filed a Form 8-K, dated January 26, 2000, including its press release announcing the Company's earnings information for the period ended December 31, 1999.

The Company filed a Form 8-K, dated March 9, 2000, including its press release announcing that its Internet initiative has begun and the restructuring is nearing completion.

No other reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Quintiles Transnational Corp.
                                   Registrant

Date  May 15, 2000                               /s/ Dennis B. Gillings
                                          --------------------------------------
                                                     Dennis B. Gillings,
                                                  Chief Executive Officer

Date  May 15, 2000                               /s/ James L. Bierman
                                          --------------------------------------
                                                     James L. Bierman,
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
 2.01(1)     Agreement and Plan of Merger dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD
             Corporation, Pine Merger Corp., ENVOY Corporation, and
             QFinance, Inc.

27.01        Financial Data Schedule for the Three Months Ended March 31,
             2000 (for SEC use only)

---------------

(1) Incorporated by reference from Exhibit 2.01 to the Company's Current Report on Form 8-K, dated January 25, 2000