Form 10-Q
period 2000-06-30
QUINTILES TRANSNATIONAL CORP
filed 2000-08-14
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

                        Commission file number 340-23520
                                               ---------


                          QUINTILES TRANSNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                 56-1714315
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   4709 Creekstone Dr., Suite 200
             Durham, NC                                             27703-8411
---------------------------------------                             ----------
(Address of principal executive offices)                            (Zip Code)


                                 (919) 998-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2000 was 115,581,425.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                      Index
                                                                            Page
                                                                            ----
Part I.     Financial Information

            Item 1.     Financial Statements (unaudited)

                        Condensed consolidated balance sheets -
                        June 30, 2000 and December 31, 1999                    3

                        Condensed consolidated statements of
                        operations - Three months ended June 30,
                        2000 and 1999; six months ended June 30,
                        2000 and 1999                                          4

                        Condensed consolidated statements of
                        cash flows - Six months ended
                        June 30, 2000 and 1999                                 5

                        Notes to condensed consolidated financial
                        statements - June 30, 2000                             6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         10

            Item 3.     Quantitative and Qualitative Disclosure
                        about Market Risk                                     23

Part II.    Other Information

            Item 1.     Legal Proceedings                                     24

            Item 2.     Changes in Securities                                 24

            Item 3.     Defaults upon Senior Securities - Not Applicable      25

            Item 4.     Submission of Matters to a Vote of Security
                        Holders - Not Applicable                              25

            Item 5.     Other Information - Not Applicable                    25

            Item 6.     Exhibits and Reports on Form 8-K                      26

Signatures                                                                    27

Exhibit Index                                                                 28

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30         DECEMBER 31
                                                                  2000              1999
                                                               ----------        ----------
                                                               (unaudited)        (Note 1)
ASSETS                                                                 (In thousands)
Current assets:
   Cash and cash equivalents                                   $  345,824        $  191,653
   Trade accounts receivable and unbilled services, net           413,527           377,278
   Investments in debt securities                                  33,527            32,476
   Prepaid expenses                                                37,302            37,216
   Deferred income taxes                                           16,685                --
   Other current assets and receivables                            26,932            27,991
   Net assets of discontinued operation                                --           122,981
                                                               ----------        ----------
         Total current assets                                     873,797           789,595

Property and equipment                                            565,808           574,090
Less accumulated depreciation                                    (191,885)         (174,406)
                                                               ----------        ----------
                                                                  373,923           399,684
Intangibles and other assets:
   Intangibles, net                                               194,642           208,946
   Investments in debt securities                                  77,685            76,902
   Investments in marketable equity securities                    595,267            45,237
   Deferred income taxes                                               --            52,975
   Deposits and other assets                                       43,073            37,908
                                                               ----------        ----------
                                                                  910,667           421,968
                                                               ----------        ----------
         Total assets                                          $2,158,387        $1,611,247
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                             $      713        $       12
   Accounts payable and accrued expenses                          261,741           234,795
   Credit arrangements, current                                    12,679           169,398
   Unearned income                                                156,941           172,557
   Income taxes payable                                           110,394             5,561
   Deferred income taxes                                               --            15,041
   Other current liabilities                                          835               508
                                                               ----------        ----------
        Total current liabilities                                 543,303           597,872

Long-term liabilities:
   Credit arrangements, less current portion                        8,745             9,570
   Long-term obligations                                           12,574             7,290
   Deferred income taxes                                           53,294                --
   Other liabilities                                                9,750             4,756
                                                               ----------        ----------
                                                                   84,363            21,616
                                                               ----------        ----------
        Total liabilities                                         627,666           619,488

Shareholders' equity:
   Preferred stock, none issued and outstanding
        at June 30, 2000 and December 31, 1999,
        respectively                                                   --                --
   Common stock and additional paid-in capital,
        115,334,607 and 115,118,347 shares issued
        and outstanding at June 30, 2000 and
        December 31, 1999, respectfully                           872,268           788,247
   Retained earnings                                              611,777           204,062
   Accumulated other comprehensive income                          48,811             1,677
   Other equity                                                    (2,135)           (2,227)
                                                               ----------        ----------
        Total shareholders' equity                              1,530,721           991,759
                                                               ----------        ----------
        Total liabilities and shareholders' equity             $2,158,387        $1,611,247
                                                               ==========        ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                              --------------------------       ------------------------
                                                                 2000            1999            2000            1999
                                                                 ----            ----            ----            ----
                                                                                   (in thousands)

Net revenue                                                    $423,107        $402,276        $837,952        $761,981

Costs and expenses:
   Direct                                                       255,901         216,687         508,310         410,593
   General and administrative                                   142,597         123,119         280,726         232,601
   Depreciation and amortization                                 22,749          20,015          45,871          37,815
   Non-recurring charges:
      Restructuring                                                  --              --          58,592              --
      Disposal of business                                       17,325              --          17,325              --
                                                               --------        --------        --------        --------
                                                                438,572         359,821         910,824         681,009
                                                               --------        --------        --------        --------
(Loss) income from operations                                   (15,465)         42,455         (72,872)         80,972

Transaction costs                                                    --          (3,464)             --         (25,827)
Other income, net                                                 3,193           1,157           5,141           1,589
                                                               --------        --------        --------        --------
Total other income (expense), net                                 3,193          (2,307)          5,141         (24,238)
                                                               --------        --------        --------        --------

(Loss) income from continuing operations before
   income taxes                                                 (12,272)         40,148         (67,731)         56,734
Income tax (benefit) expense                                     (4,050)         15,009         (22,350)         28,231
                                                               --------        --------        --------        --------

(Loss) income from continuing operations                         (8,222)         25,139         (45,381)         28,503

Income from discontinued operation, net of income taxes           6,176          10,041          16,770          15,291
                                                               --------        --------        --------        --------
(Loss) income before extraordinary gain                          (2,046)         35,180         (28,611)         43,794

Extraordinary gain from sale of discontinued operation,
  net of income taxes                                           436,327              --         436,327              --
                                                               --------        --------        --------        --------

Net income                                                     $434,281        $ 35,180        $407,716        $ 43,794
                                                               ========        ========        ========        ========

Basic net income per share:
   (Loss) income from continuing operations                    $  (0.07)       $   0.22        $  (0.39)       $   0.25
   Income from discontinued operation                              0.05            0.09            0.15            0.14
   Extraordinary gain from sale of discontinued operation          3.78              --            3.78              --
                                                               --------        --------        --------        --------
   Basic net income per share                                  $   3.76        $   0.31        $   3.53        $   0.39
                                                               ========        ========        ========        ========

Diluted net income per share:
   (Loss) income from continuing operations                    $  (0.07)       $   0.21        $  (0.39)       $   0.25
   Income from discontinued operation                              0.05            0.09            0.15            0.13
   Extraordinary gain from sale of discontinued operation          3.78              --            3.78              --
                                                               --------        --------        --------        --------
   Diluted net income per share                                $   3.76        $   0.30        $   3.53        $   0.38
                                                               ========        ========        ========        ========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        SIX MONTHS ENDED JUNE 30
                                                                          2000            1999
                                                                        ---------       --------
                                                                              (In thousands)

OPERATING ACTIVITIES
Net income                                                              $ 407,716       $ 43,794
Income from discontinued operation, net of income taxes                   (16,770)       (15,291)
Gain on the sale of discontinued operation, net of income taxes          (436,327)            --
                                                                        ---------       --------
(Loss) income from continuing operations                                  (45,381)        28,503

Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
  Depreciation and amortization                                            45,871         37,815
  Transaction costs                                                            --         25,827
  Restructuring charge                                                     50,874             --
  Loss on disposal of business                                             17,325             --
  Provision for deferred income tax expense                                    79          1,417
  Change in operating assets and liabilities                             (113,540)       (68,678)
  Other                                                                        93            581
                                                                        ---------       --------
Net cash (used in) provided by operating activities                       (44,679)        25,465

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                         3,574          4,132
Acquisition of property and equipment                                     (43,050)       (91,693)
Proceeds from disposal of discontinued operation, net of expenses         391,500             --
Acquisition of businesses, net of cash acquired                            (8,419)        87,666
Payment of non-recurring transaction costs                                     --        (22,755)
Purchases of debt securities, net                                          (3,989)       (32,753)
Purchases of equity investments                                            (3,057)       (10,640)
Other                                                                           1           (234)
                                                                        ---------       --------
Net cash provided by (used in) investing activities                       336,560        (66,277)

FINANCING ACTIVITIES
Increase in lines of credit, net                                              700          5,459
Principal payments on credit arrangements, net                           (153,074)        (4,911)
Issuance of common stock, net                                               8,599         11,709
Repurchase of common stock                                                 (8,510)            --
Dividend from discontinued operation                                       17,086          9,705
Other                                                                          --           (790)
                                                                        ---------       --------
Net cash (used in) provided by financing activities                      (135,199)        21,172

Effect of foreign currency exchange rate changes on cash                   (2,511)        (3,175)
                                                                        ---------       --------

Increase (decrease) in cash and cash equivalents                          154,171        (22,815)
Cash and cash equivalents at beginning of period                          191,653        128,621
                                                                        ---------       --------
Cash and cash equivalents at end of period                              $ 345,824       $105,806
                                                                        =========       ========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2000

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation. The reclassifications had no effect on previously reported net income, shareholders' equity or net income per share. The financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2. Stock Repurchase

On February 3, 2000, the Board of Directors authorized the Company to repurchase up to $200 million of the Company's Common Stock. During the first six months of 2000, the Company repurchased 578,000 shares of its Common Stock for an aggregate price of approximately $9.9 million.

To enhance its stock repurchase program, the Company sold put options to an independent third party. These put options entitle the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company on January 2, 2001 at $13.7125 per share. The transaction has been recorded as a component of shareholders' equity.

3.     Significant Customers

No one customer accounted for greater than 10% of consolidated net revenue for the three and six months ended June 30, 2000. One customer accounted for 12.6% and 12.1% of consolidated net revenue for the three and six months ended June 30, 1999, respectively. These revenues were earned by the Company's product development and commercialization segments.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


4. Restructuring Charge

In January 2000, the Company announced the adoption of a restructuring plan. In connection with this plan, the Company recognized a restructuring charge of $58.6 million. The restructuring charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As a part of this plan, 770 positions worldwide will be eliminated and as of June 30, 2000, 438 individuals have been terminated. Although positions eliminated were across all functions, most of the eliminated positions were in the product development service group.

As of June 30, 2000, the following amounts were recorded (in thousands):

                               Activity six months ended
                                     June 30, 2000
                              ------------------------------
                              Accruals   Write-Offs/Payments   Balance at June 30, 2000
                              --------   -------------------   ------------------------

Severance and related costs   $33,228        $(14,799)                  $18,429
Asset impairment write-offs    11,315         (11,315)                       --
Exit costs                     14,049          (4,632)                    9,417
                              -------        --------                   -------
                              $58,592        $(30,746)                  $27,846
                              =======        ========                   =======

The above provisions and related restructuring reserves are estimates based on the Company's judgment at June 30, 2000. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

5. Loss on Disposal

The Company completed the sale of its general toxicology operations in Ledbury, Herefordshire, United Kingdom. This facility contributed less than one percent of consolidated net revenue and was included in the product development segment. In connection with the sale, the Company recognized a $17.3 million loss on disposal.

6. Discontinued Operation

On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY Corporation ("ENVOY"), to Healtheon/WebMD Corp. ("Healtheon/WebMD"). Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of Healtheon/WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company's Common Stock at $40 per share, exercisable for four years. During the second quarter of 2000, the Company recorded an extraordinary gain on the sale of $436.3 million, net of income taxes of $184.7 million.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


ENVOY has been treated as a discontinued operation. The accompanying consolidated financial statements reflect the operating results through the date of closing and balance sheet items of ENVOY separately. The results of the discontinued operation do not reflect any interest expense, management fee or transaction costs allocated by the Company.

The following is a summary of income from operations through the date of closing of ENVOY (in thousands):

                              Three Months Ended June 30                Six Months Ended June 30
                              --------------------------                ------------------------
                               2000               1999                    2000            1999
                               ----               ----                    ----            ----

Net revenue                  $ 39,634           $ 54,137               $ 99,041        $ 107,746
                             ========           ========               ========        =========

Income before income taxes   $ 10,562           $ 16,520               $ 27,121        $  28,044
Income taxes                    4,386              6,479                 10,351           12,753
                             --------           --------               --------        ---------
Net income                   $  6,176           $ 10,041               $ 16,770        $  15,291
                             ========           ========               ========        =========


7.   Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                     Three Months Ended June 30        Six Months Ended June 30
                                     --------------------------        ------------------------
                                      2000               1999            2000            1999
                                      ----               ----            ----            ----

Weighted average shares:
   Basic weighted average shares    115,394            114,451          115,417         112,004
   Effect of dilutive securities:
      Stock options                      --              2,982               --           3,080
                                    -------            -------          -------         -------
   Diluted weighted average shares  115,394            117,433          115,417         115,084
                                    =======            =======          =======         =======


Options to purchase approximately 32.5 million shares of common stock were outstanding during the six months ended June 30, 2000, but were not included in the computation of diluted net income per share because the effect would be antidilutive.

Warrants to purchase 10 million shares of common stock were outstanding as of June 30, 2000, but were not included in the computation of diluted net income per share because the effect would be antidilutive.

Put options that entitle the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company were outstanding during the three and six months ended June 30, 2000 but were not included in the computation of diluted net income per share because the effect would be antidilutive.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


8. Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. During 2000 there were reclassifications between segments due to management changes of certain business units. These changes are reflected in both the 2000 and 1999 periods shown below. The Company does not include net revenue and expenses relating to the Internet initiative (approximately $125,000 and $5.1 million, respectively, for the three months ended June 30, 2000 and $570,000 and $8.3 million, respectively, for the six months ended June 30, 2000), non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments.
There are not any significant intersegment revenues.

                                     Three Months Ended June 30        Six Months Ended June 30
                                     --------------------------        ------------------------
                                      2000               1999            2000            1999
                                      ----               ----            ----            ----

Net revenue:
   Product development              $202,469           $219,004         $402,965        $421,394
   Commercialization                 206,257            169,018          406,613         319,028
   QUINTERNET(TM) informatics         14,256             14,254           27,804          21,559
                                    --------           --------         --------        --------
                                    $422,982           $402,276         $837,382        $761,981
                                    ========           ========         ========        ========

Income from operations:
   Product development              $ (4,585)          $ 27,469         $(13,830)       $ 52,772
   Commercialization                  16,711             16,871           32,380          30,687
   QUINTERNET(TM) informatics         (5,272)            (1,885)          (7,767)         (2,487)
                                    --------           --------         --------        --------
                                    $  6,854           $ 42,455         $ 10,783        $ 80,972
                                    ========           ========         ========        ========


                                 As of June 30, 2000     As of December 31, 1999
                                 -------------------     -----------------------
Total assets:
   Product development               $  934,556                $  865,607
   Commercialization                    363,640                   334,772
   QUINTERNET(TM) informatics           336,192                   287,887
   Internet initiative                  523,999                        --
   Net assets of discontinued
      operation                              --                   122,981
                                     ----------                ----------
                                     $2,158,387                $1,611,247
                                     ==========                ==========

9.   Comprehensive Income

The following table represents the Company's comprehensive income for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                 Three Months Ended June 30     Six Months Ended June 30
                                 --------------------------     ------------------------
                                      2000        1999            2000            1999
                                      ----        ----            ----            ----

Net income                           $434,281    $35,180        $407,716       $ 43,794
Other comprehensive loss:
   Unrealized gain on marketable
     securities, net of income taxes   56,516      3,809          66,623          3,577
   Foreign currency adjustment        (12,042)    (5,162)        (19,489)       (14,274)
                                     --------    -------        --------       --------
Comprehensive income                 $478,755    $33,827        $454,850       $ 33,097
                                     ========    =======        ========       ========


10.      Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact the application of SAB 101 will have on its financial position or results of operations.


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to efficiently distribute backlog among therapeutic business units and match demand to resources, actual operating performance, the actual savings and operating improvements resulting from the restructuring, the ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the ability to create data products from data licensed to us and the ability to operate successfully in new lines of business, as set forth in its filings with the Securities and Exchange Commission. See "Risk Factors" below for additional factors that could cause actual results to differ.

Results of Continuing Operations

Three Months Ended June 30, 2000 and 1999

Net revenue for the second quarter of 2000 was $423.1 million, an increase of $20.8 million or 5.2% over the second quarter of 1999 net revenue of $402.3 million. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to the second quarter of 1999 and the Company's acquisitions accounted for under purchase accounting completed subsequent to the second quarter of 1999 which contributed approximately $2.2 million of net revenue for the second quarter of 2000.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $255.9 million or 60.5% of net revenue for the second quarter of 2000 versus $216.7 million or 53.9% of net revenue for the second quarter of 1999. The increase in direct costs as a percentage of net revenue was primarily attributable to realization rates during the second quarter of 2000 being lower than historical levels.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $142.6 million or 33.7% of net revenue for the second quarter of 2000 versus $123.1 million or 30.6% of net revenue for the second quarter of 1999. Also included in general and administrative expenses for the quarter ended June 30, 1999 were $913,000 of incremental costs related to our Year 2000 Program. Excluding these incremental costs, general and administrative expenses increased $20.4 million primarily due to costs associated with our Internet initiative, implementation of a global shared service center and delays in realizing the benefits of our restructuring program.

Depreciation and amortization were $22.7 million or 5.4% of net revenue for the second quarter of 2000 versus $20.0 million or 5.0% of net revenue for the second quarter of 1999. The $2.7 million increase is primarily due to the increase in the capitalized asset base of the Company.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Consistent with our shift in focus of our preclinical operations from basic toxicology to more advanced technologies such as genomics and proteomics, we completed the sale of our general toxicology operations in Ledbury, Herefordshire, UK. This facility was not contributing to our profitability and represented less than one percent of our net revenue. In connection with this sale, we recognized a $17.3 million loss on the disposal during the second quarter of 2000.

Loss from operations was $15.5 million or (3.7%) of net revenue for the second quarter of 2000 versus income from operations of $42.5 million or 10.6% of net revenue for the second quarter of 1999. Excluding the non-recurring charge of $17.3 million for the disposal of our Ledbury operations and the $5.0 million for the Internet initiative, income from operations was $6.9 million or 1.6% of net revenue for the second quarter of 2000.

Other income was $3.2 million for the second quarter of 2000 versus other expense of $2.3 million for the second quarter of 1999. Excluding transaction costs, other income was $1.2 million for the second quarter of 1999. The $2.0 million variation was primarily due to an increase in net interest income.

The effective income tax rate for the second quarter of 2000 was 33.0% versus a 37.4% effective income tax rate for the second quarter of 1999. Excluding the transaction costs which are not generally deductible for income tax purposes, the effective income tax rate for the second quarter of 1999 was 34.4%. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the three months ended June 30, 2000 and 1999. We do not include net revenue and expenses relating to the Internet initiative and non-recurring charges in our segment analysis. (Stated in millions)

                                                 Net Revenue                              (Loss)/Income From Operations
                                     ------------------------------------    -------------------------------------------------
                                                              Growth                        % of Net                 % of Net
                                         2000        1999        %               2000       Revenue        1999      Revenue
                                        ------      ------   -----------        ------     --------       ------     -------

Product development                   $ 202.5     $ 219.0      (7.5%)          $  (4.6)      (2.3)%       $ 27.5      12.5%
Commercialization                       206.3       169.0      22.0               16.7        8.1           16.9      10.0
QUINTERNET(TM) informatics               14.3        14.3        --               (5.3)     (37.0)          (1.9)    (13.2)
                                      -------     -------                      -------                    ------
                                      $ 423.1     $ 402.3       5.2%           $   6.8        1.6%        $ 42.5      10.6%
                                      =======     =======                      =======                    ======


The product development group's financial performance was negatively impacted during the quarter by several factors, including less than expected new business, realization rates that were lower than historical levels and the effects of contracts with lower profit margins than we have historically achieved. During the second quarter of 2000, the cancellation rate for clinical trials decreased to the level we experienced during the first half of 1999 as opposed to the second half of 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The commercialization group's financial performance is the result of strong growth in the Americas region, primarily the US, offset by a weakening in the Europe and Africa region, primarily in the United Kingdom and continental Europe. A portion of this growth stems from the growth in the medical communications and strategic consulting services. The commercialization group is integrating informatics offerings into the commercialization offerings.

The QUINTERNET(TM) informatics group's performance was impacted by the discontinuation of products that we expect to replace with more technologically advanced products and the costs associated with web-enabling the data products of the QUINTERNET(TM) informatics group.

Six Months Ended June 30, 2000 and 1999

Net revenue for the six months ended June 30, 2000 was $838.0 million, an increase of $76.0 million or 10.0% over the six months ended June 30, 1999 net revenue of $762.0 million. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to June 30, 1999 and the Company's acquisitions accounted for under purchase accounting completed subsequent to January 1, 1999 which contributed approximately $22.3 million of net revenue for the first six months of 2000 as compared to $10.3 million of net revenue for the first six months of 1999.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $508.3 million or 60.7% of net revenue for the first six months of 2000 versus $410.6 million or 53.9% of net revenue for the first six months of 1999. The increase in direct costs as a percentage of net revenue was primarily attributable to a decrease in the realization rates during the first six months of 2000.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $280.7 million or 33.5% of net revenue for the first six months of 2000 versus $232.6 million or 30.5% of net revenue for the first six months of 1999. Also included in general and administrative expenses for the six months ended June 30, 1999 were $3.6 million of incremental costs related to our Year 2000 Program. Excluding these incremental costs, general and administrative expenses increased $51.7 million primarily due to costs associated with our Internet initiative, implementation of a global shared service center and delays in realizing the benefits of our restructuring program.

Depreciation and amortization were $45.9 million or 5.5% of net revenue for the first six months of 2000 versus $37.8 million or 5.0% of net revenue for the first six months of 1999. Amortization expense increased $1.7 million due to the goodwill amortization resulting from the Company's 1999 acquisitions accounted for under purchase accounting. The remaining $6.3 million increase is primarily due to the increase in the capitalized asset base of the Company.

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

During the six months ended June 30, 2000, we recognized a $17.3 million loss on the disposal of a business as discussed above.

Loss from operations was $72.9 million or (8.7%) of net revenue for the first six months of 2000 versus income from operations of $81.0 million or 10.6% of net revenue for the first six months of 1999. Excluding the non-recurring charges of $75.9 million and the $7.7 million for the Internet initiative, income from operations was $10.8 million or 1.3% of net revenue for the first six months of 2000.

Other income was $5.1 million for the first six months of 2000 versus other expense of $24.2 million for the first six months of 1999. Excluding transaction costs, other income was $1.6 million for the first six months of 1999. The $3.6 million variation was primarily due to an increase in net interest income.

The effective income tax rate for the first six months of 2000 was 33.0% versus a 49.8% effective income tax rate for the first six months of 1999. Excluding the transaction costs which are not generally deductible for income tax purposes, the effective income tax rate for the first six months of 1999 was 34.2%. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the six months ended June 30, 2000 and 1999. We do not include net revenue and expenses relating to the Internet initiative and non-recurring charges in our segment analysis. (Stated in millions)

                                                 Net Revenue                              (Loss)/Income From Operations
                                     ------------------------------------    -------------------------------------------------
                                                              Growth                        % of Net                 % of Net
                                         2000        1999        %               2000       Revenue        1999      Revenue
                                        ------      ------   -----------        ------     --------       ------     -------

Product development                   $ 403.0     $ 421.4      (4.4)%          $ (13.8)      (3.4)%       $ 52.8      12.5%
Commercialization                       406.6       319.0      27.5               32.4        8.0           30.7       9.6
QUINTERNET(TM) informatics               27.8        21.6      29.0               (7.8)     (27.9)          (2.5)    (11.5)
                                      -------     -------                      -------                    ------
                                      $ 837.4     $ 762.0       9.9%           $  10.8        1.3%        $ 81.0      10.6%
                                      =======     =======                      =======                    ======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The product development group's financial performance was negatively impacted by several factors, including early termination and delays in clinical trials, less than expected new business, realization rates that were lower than historical levels, adjustments made in existing programs, higher operating costs in our laboratory services, and the effects of contracts with lower profit margins than we have historically achieved. During the second quarter of 2000, the cancellation rate for clinical trials decreased to the level we experienced during the first half of 1999 as opposed to the second half of 1999.

The commercialization group's net revenue growth includes approximately $4.3 million from an acquisition accounted for as a purchase that was completed subsequent to the second quarter of 1999. The financial performance of this group is the result of strong growth in the Americas region, primarily the US, offset by a weakening in the Europe and Africa region, primarily in the United Kingdom and continental Europe. A portion of this stems from the growth in the medical communications and strategic consulting services. The commercialization group is integrating informatics offerings into the commercialization offerings.

The net revenue for the QUINTERNET(TM) informatics group includes net revenue from an acquisition accounted for as a purchase that was completed subsequent to January 1, 1999 of $15.3 million for the first six months of 2000 as compared to $6.8 million for the first six months of 1999. The QUINTERNET(TM) informatics group's performance was impacted by the discontinuation of products that we expect to replace with more technologically advanced products and the costs associated with web-enabling the data products of the QUINTERNET(TM) informatics group.

Liquidity and Capital Resources

Cash outflows from operations were $44.7 million for the six months ended June 30, 2000 versus cash inflows of $25.5 million for the comparable period of 1999. Investing activities, for the six months ended June 30, 2000, consisted primarily of $391.5 million of net proceeds from the sale of ENVOY, offset by capital asset purchases. Capital asset purchases required an outlay of cash of $43.1 million for the six months ended June 30, 2000 compared to an outlay of $91.7 million for the same period in 1999. Capital asset expenditures for the six months ended June 30, 1999 included approximately $35 million in connection with the acquisition of the Hoechst Marion Roussel's Drug Innovation and Approval Facility. The remainder of the purchase price, approximately $58 million, is expected to be paid in the second half of 2000 when the acquisition of the physical facility is completed.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Total working capital, excluding net assets of discontinued operation, was $330.5 million as of June 30, 2000, an increase of $261.8 million versus working capital of $68.7 million as of December 31, 1999. The increase results from receiving $391.5 million of cash from the sale of ENVOY which is partially offset by the cash payment of $143.75 million to redeem our 4.25% Convertible Subordinated Notes. Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $256.6 million at June 30, 2000 as compared to $204.7 million at December 31, 1999. As of June 30, 2000, trade accounts receivable were $239.3 million versus $220.3 million at December 31, 1999. Unbilled services were $174.3 million at June 30, 2000 versus $157.0 million at December 31, 1999, offset by unearned income balances of $156.9 million and $172.6 million, respectively. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 49 days at June 30, 2000, as compared to 38 days at December 31, 1999.

We have a $150 million senior unsecured credit facility with a U.S. bank. In addition, we have available to us a (pound sterling) 10.0 million (approximately $15.2 million) unsecured line of credit and a (pound sterling) 1.5 million (approximately $2.3 million) general banking facility with a U.K. bank. At June 30, 2000, we did not have any outstanding balances on these facilities.

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice has grown substantially over the past decade, and we have benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will continue to trend downward. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

Our plan to web-enable our product development and commercialization services may negatively impact our results in the short term.

We are currently making a substantial investment in developing an Internet platform for our product development and commercialization services, but we do not believe that we will see any positive impact to our revenues from this investment over the short term. We have entered into an agreement with Healtheon/WebMD for them to provide web-enablement services over an eighteen-month period to help us develop this platform. If Healtheon/WebMD fails to perform as expected under this agreement or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with Healtheon/WebMD or third parties, to achieve our objectives. Also, these expenditures are likely to impact negatively our profitability, at least until our web-enabled products are commercialized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in revenues resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts clients away from our services.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Our ability to provide informatics services depends on our agreement with Healtheon/WebMD.

In order to provide our informatics services, we need access to healthcare data. Prior to the sale of our ENVOY subsidiary, we obtained this data directly from ENVOY. Following the sale of ENVOY to Healtheon/WebMD, we entered into a data services agreement with Healtheon/WebMD to continue to provide us with the ENVOY data, as well as other data collected by Healtheon/WebMD. If Healtheon/WebMD fails to perform under this agreement or our access to data is otherwise significantly limited, we would be unable to provide some or all of those services, which would have a negative impact on our business.

The potential loss or delay of our large contracts could adversely affect our results.

Many of our contract research customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, over the past year we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

Our backlog may not be indicative of future results.

We report backlog, $2.09 billion at June 30, 2000, based on anticipated net revenue from uncompleted projects that a customer has authorized. We cannot assure you that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including:

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Although we do not have any customers that accounted for 10% of our net revenues for the three and six months ended June 30, 2000, we did have one customer that accounted for 11% of our net revenues for the year ended December 31, 1999. These revenues resulted from services provided by our product development and commercialization service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

As a result of the sale of ENVOY, the Company received 35 million shares of Healtheon/WebMD common stock. These securities are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk.

During the three months ended June 30, 2000, the Company's $143.75 million of 4.25% Convertible Subordinated Notes matured and was repaid.

The Company did not have any other material changes in market risk from December 31, 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

PART II.     Other Information

Item 1.      Legal Proceedings

Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against us and several of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of Quintiles stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs seek unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believe that the claims are without merit and intend to defend the suit vigorously.

In February 1999, Kenneth Hodges ("Plaintiff") filed a civil lawsuit in the State Court of Fulton County, Georgia, naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, one of our subsidiaries. We have reached a settlement with the Plaintiff under which the Plaintiff acknowledged that we had no liability with respect to the lawsuit, and the Plaintiff has released all claims against us under the lawsuit. The Plaintiff has filed a Stipulation of Dismissal with Prejudice, which when entered by the Court will serve to dismiss us from the case.

We are also a party in certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management that the outcome of these matters would not materially affect our consolidated financial position or results of operations.

Item 2.      Changes in Securities

During the three months ended June 30, 2000, options to purchase 38,000 shares of Common Stock were exercised at an average exercise price of $3.8833 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

On May 26, 2000, the Company issued to Healtheon/WebMD a warrant to purchase 10 million shares of the Company's Common Stock at an exercise price of $40 per share. The warrant was issued as part of the consideration exchanged for shares of Healtheon/WebMD common stock in connection with the Company's sale of its ENVOY subsidiary to Healtheon/WebMD. The Company issued the warrant under the exemptions provided by Section 3(a)(10) of the Securities Act, pursuant to a fairness hearing conducted by the Securities Administrator of the Office of the North Carolina Secretary of State, and Section 4(2) of the Securities Act, as a private placement.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

On June 30, 2000, the Company sold put options to an institutional investor for consideration of $925,000. The put options entitle the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company on January 2, 2001 at $13.7125 per share, if exercised. The Company sold the put options in a private placement in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities -- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 19, 2000, the Company held its Annual Meeting of Shareholders during which the shareholders:

         (1) Elected three nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 2003. The votes were cast as follows:

                                                                       Broker
                                         For           Withheld       Non-Vote
                                       ----------     ---------       --------
         Dennis B. Gillings, Ph.D.     93,755,177     1,394,418          --
         Chester W. Douglass, Ph.D.    93,909,905     1,239,690          --
         Virginia V. Weldon, M.D.      93,909,353     1,240,242          --


         (2) Approved the Company's 1999 Employee Stock Purchase Plan. The votes were cast as follows:

                                                                         Broker
                                        For        Against    Abstain   Non-Vote
                                     ----------   ---------   -------   --------
          Approval of the Company's
          1999 Employee Stock
          Purchase Plan              87,961,631   6,665,145   522,819      --


         (3) Ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending December 31, 2000. The votes were cast as follows:

                                                                         Broker
                                      For          Against    Abstain   Non-Vote
                                   ----------      -------    -------   --------
         Ratification of Arthur
         Andersen LLP              94,798,500      132,531    218,564      --


Item 5.    Other Information -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

           Exhibit               Description

           10.01 Data Rights Agreement, dated as of May 26, 2000, by and between Healtheon/WebMD Corporation and the Company [Note: Certain confidential portions of this exhibit have been omitted, as indicated in the exhibit with an asterisk (*) and filed separately with the Securities and Exchange Commission.]

           27.01 Financial Data Schedule for the Six Months Ended June 30, 2000 (for SEC use only)

     (b) During the three months ended June 30, 2000, the Company filed three reports on Form 8-K.

The Company filed a Form 8-K, dated April 20, 2000, including its press release announcing the Company's earnings information for the period ended March 31, 2000.

The Company filed a Form 8-K, dated May 4, 2000, including its press release announcing the amendment of its Rights Agreement between the Company and First Union National Bank.

The Company filed a Form 8-K, dated May 26, 2000, including its press release announcing the completion of the sale of its electronic data interchange unit, ENVOY Corporation, to Healtheon/WebMD Corp., and attaching the agreement as an exhibit.

No other reports on Form 8-K were filed during the three months ended June 30, 2000.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Quintiles Transnational Corp.
                          -----------------------------
                                   Registrant



Date    August 14, 2000               /s/  Dennis B. Gillings
      --------------------        -------------------------------------------
                                  Dennis B. Gillings, Chief Executive Officer



Date    August 14, 2000              /s/   James L. Bierman
      --------------------        -------------------------------------------
                                  James L. Bierman, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX




            Exhibit              Description
            -------              -----------

            10.01 Data Rights Agreement, dated as of May 26, 2000, by and between Healtheon/WebMD Corporation and the Company [Note: Certain confidential portions of this exhibit have been omitted, as indicated in the exhibit with an asterisk (*) and filed separately with the Securities and Exchange Commission.]

            27.01 Financial Data Schedule for the Six Months Ended June 30, 2000 (for SEC use only)