Form 10-Q
period 2000-09-30
QUINTILES TRANSNATIONAL CORP
filed 2000-11-14
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2000

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

     4709 Creekstone Dr., Suite 200
               Durham, NC                               27703-8411
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                 (919) 998-2000
              (Registrant's telephone number, including area code)


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

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2000 was 115,284,494.

                 Quintiles Transnational Corp. and Subsidiaries

                                      Index

                                                                           Page
                                                                           ----

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed consolidated balance sheets -
                  September 30, 2000 and December 31, 1999                   3

                  Condensed consolidated statements of
                  operations - Three months ended
                  September 30, 2000 and 1999; nine months
                  ended September 30, 2000 and 1999                          4

                  Condensed consolidated statements of cash
                  flows - Nine months ended September 30, 2000
                  and 1999                                                   5

                  Notes to condensed consolidated financial
                  statements - September 30, 2000                            6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                         23

Part II. Other Information

         Item 1.  Legal Proceedings                                         24

         Item 2.  Changes in Securities                                     25

         Item 3.  Defaults upon Senior Securities - Not Applicable          25

         Item 4.  Submission of Matters to a Vote of Security
                  Holders  - Not Applicable                                 25

         Item 5.  Other Information - Not Applicable                        25

         Item 6.  Exhibits and Reports on Form 8-K                          25

Signatures                                                                  26

Exhibit Index                                                               27

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30       DECEMBER 31
                                                                   2000              1999
                                                               ------------      ------------
                                                                (unaudited)        (Note 1)
                                                                       (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                   $   299,908       $   191,653
   Trade accounts receivable and unbilled services, net            422,008           377,278
   Investments in debt securities                                   35,052            32,476
   Prepaid expenses                                                 32,950            37,216
   Deferred income taxes                                            11,999                --
   Other current assets and receivables                             30,656            27,991
   Net assets of discontinued operation                                 --           122,981
                                                               -----------       -----------
         Total current assets                                      832,573           789,595

Property and equipment                                             576,870           574,090
Less accumulated depreciation                                     (201,850)         (174,406)
                                                               -----------       -----------
                                                                   375,020           399,684
Intangibles and other assets:
   Intangibles, net                                                195,388           208,946
   Investments in debt securities                                   75,128            76,902
   Investments in marketable equity securities                     675,889            45,237
   Deferred income taxes                                                --            52,975
   Deposits and other assets                                        39,893            37,908
                                                               -----------       -----------
                                                                   986,298           421,968
                                                               -----------       -----------
         Total assets                                          $ 2,193,891       $ 1,611,247
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                             $    10,363       $        12
   Accounts payable and accrued expenses                           263,611           234,795
   Credit arrangements, current                                     11,967           169,398
   Unearned income                                                 158,554           172,557
   Income taxes payable                                             77,497             5,561
   Deferred income taxes                                                --            15,041
   Other current liabilities                                         3,092               508
                                                               -----------       -----------
        Total current liabilities                                  525,084           597,872

Long-term liabilities:
   Credit arrangements, less current portion                        20,910            16,860
   Deferred income taxes                                            66,366                --
   Other liabilities                                                 8,639             4,756
                                                               -----------       -----------
                                                                    95,515            21,616
                                                               -----------       -----------
        Total liabilities                                          620,999           619,488

Shareholders' equity:
   Preferred stock, none issued and outstanding
     at September 30, 2000 and December 31, 1999,
     respectively                                                       --                --
   Common stock and additional paid-in capital,
     115,424,992 and 115,118,347 shares issued
     and outstanding at September 30, 2000 and
     December 31, 1999, respectively                               872,194           788,247
   Retained earnings                                               616,341           204,062
   Accumulated other comprehensive income                           86,442             1,677
   Other equity                                                     (2,085)           (2,227)
                                                               -----------       -----------
        Total shareholders' equity                               1,572,892           991,759
                                                               -----------       -----------
        Total liabilities and shareholders' equity             $ 2,193,891       $ 1,611,247
                                                               ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------    ------------------------------
                                                                 2000             1999             2000              1999
                                                                 ----             ----             ----              ----
                                                                                     (in thousands)
Net revenue                                                    $412,344      $   402,497       $ 1,250,296       $ 1,164,478

Costs and expenses:
   Direct                                                       247,577          219,988           755,887           630,581
   General and administrative                                   141,042          132,701           421,768           365,302
   Depreciation and amortization                                 22,934           21,811            68,805            59,626
   Non-recurring charges:
      Restructuring                                                  --               --            58,592                --
      Disposal of business                                           --               --            17,325                --
                                                               --------      -----------       -----------       -----------
                                                                411,553          374,500         1,322,377         1,055,509
                                                               --------      -----------       -----------       -----------
Income (loss) from operations                                       791           27,997           (72,081)          108,969

Transaction costs                                                    --             (281)               --           (26,108)
Other income, net                                                 6,022              766            11,163             2,355
                                                               --------      -----------       -----------       -----------
Total other income (expense), net                                 6,022              485            11,163           (23,753)
                                                               --------      -----------       -----------       -----------

Income (loss) from continuing operations before
   income taxes                                                   6,813           28,482           (60,918)           85,216
Income tax expense (benefit)                                      2,248            7,982           (20,102)           36,213
                                                               --------      -----------       -----------       -----------

Income (loss) from continuing operations                          4,565           20,500           (40,816)           49,003

Income from discontinued operation, net of income taxes              --           10,679            16,770            25,970
                                                               --------      -----------       -----------       -----------

Income (loss) before extraordinary gain                           4,565           31,179           (24,046)           74,973

Extraordinary gain from sale of discontinued operation,
  net of income taxes                                                --               --           436,327                --
                                                               --------      -----------       -----------       -----------

Net income                                                     $  4,565      $    31,179       $   412,281       $    74,973
                                                               ========      ===========       ===========       ===========

Basic net income per share:
   Income (loss) from continuing operations                    $   0.04      $      0.18       $     (0.35)      $      0.43
   Income from discontinued operation                              0.00             0.09              0.14              0.23
   Extraordinary gain from sale of discontinued operation          0.00             0.00              3.77              0.00
                                                               --------      -----------       -----------       -----------
   Basic net income per share                                  $   0.04      $      0.27       $      3.56       $      0.66
                                                               ========      ===========       ===========       ===========

Diluted net income per share:
   Income (loss) from continuing operations                    $   0.04      $      0.18       $     (0.35)      $      0.42
   Income from discontinued operation                              0.00             0.09              0.14              0.23
   Extraordinary gain from sale of discontinued operation          0.00             0.00              3.77              0.00
                                                               --------      -----------       -----------       -----------
   Diluted net income per share                                $   0.04      $      0.27       $      3.56       $      0.65
                                                               ========      ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                          2000            1999
                                                                       ---------       ---------
                                                                            (In thousands)
OPERATING ACTIVITIES
Net income                                                             $ 412,281       $  74,973
Income from discontinued operation, net of income taxes                  (16,770)        (25,970)
Gain on the sale of discontinued operation, net of income taxes         (436,327)             --
                                                                       ---------       ---------
(Loss) income from continuing operations                                 (40,816)         49,003

Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
  Depreciation and amortization                                           68,805          59,626
  Transaction costs                                                           --          26,108
  Restructuring charge                                                    50,874              --
  Loss on disposal of business                                            17,325              --
  (Benefit) provision for deferred income tax expense                     (8,437)          2,899
  Change in operating assets and liabilities                            (146,299)        (70,997)
  Other                                                                     (184)            363
                                                                       ---------       ---------
Net cash (used in) provided by operating activities                      (58,732)         67,002

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                        6,379           4,367
Acquisition of property and equipment                                    (73,323)       (122,483)
Proceeds from disposal of discontinued operation, net of expenses        391,500              --
Acquisition of businesses, net of cash acquired                          (15,169)         85,380
Payment of non-recurring transaction costs                                    --         (24,733)
Purchases of debt securities, net                                         (2,160)        (10,419)
Purchases of equity investments                                           (6,092)        (12,424)
Other                                                                         (3)           (763)
                                                                       ---------       ---------
Net cash provided by (used in) investing activities                      301,132         (81,075)

FINANCING ACTIVITIES
Increase in lines of credit, net                                          10,351           3,334
Principal payments on credit arrangements, net                          (156,402)        (10,382)
Issuance of common stock, net                                             14,394          16,331
Repurchase of common stock                                               (13,455)             --
Dividend from discontinued operation                                      17,086          52,581
Other                                                                          1             938
                                                                       ---------       ---------
Net cash (used in) provided by financing activities                     (128,025)         62,802

Effect of foreign currency exchange rate changes on cash                  (6,120)         (2,130)
                                                                       ---------       ---------

Increase in cash and cash equivalents                                    108,255          46,599
Cash and cash equivalents at beginning of period                         191,653         128,621
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $ 299,908       $ 175,220
                                                                       =========       =========


The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2000

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation. The reclassifications had no effect on previously reported net income, shareholders' equity or net income per share.

2.  Stock Repurchase

On February 3, 2000, the Board of Directors authorized the Company to repurchase up to $200 million of the Company's Common Stock. During the first nine months of 2000, the Company entered into agreements to repurchase 988,000 shares of its Common Stock for an aggregate price of approximately $16.6 million.

To enhance its stock repurchase program, the Company sold put options to an independent third party. These put options entitle the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company on January 2, 2001 at $13.7125 per share. The transaction has been recorded as a component of shareholders' equity.

3.  Significant Customers

One customer accounted for 10.5%, 11.3% and 11.8% of consolidated net revenue for the three months ended September 30, 2000 and the three and nine months ended September 30, 1999, respectively. No one customer accounted for 10% of consolidated net revenue for the nine months ended September 30, 2000. These revenues were primarily earned by the Company's product development and commercialization segments.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


4.  Restructuring Charge

In January 2000, the Company announced the adoption of a restructuring plan. In connection with this plan, the Company recognized a restructuring charge of $58.6 million. The restructuring charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As a part of this plan, approximately 770 positions worldwide will be eliminated and as of September 30, 2000, 583 individuals have been terminated. Although positions eliminated were across all functions, most of the eliminated positions were in the product development service group.

As of September 30, 2000, the following amounts were recorded (in thousands):

                               Activity nine months ended
                                   September 30, 2000
                             ------------------------------
                                                                  Balance at
                             Accruals   Write-Offs/Payments   September 30, 2000
                             --------   -------------------   ------------------

Severance and related costs  $ 33,228       $ (18,806)            $  14,422
Asset impairment write-offs    11,315         (11,315                    --
Exit costs                     14,049          (7,726)                6,323
                             --------       ---------             ---------
                             $ 58,592       $ (37,847)            $  20,745
                             ========       =========             =========

The above provisions and related restructuring reserves are estimates based on the Company's judgment at September 30, 2000. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

5.  Loss on Disposal

The Company completed the sale of its general toxicology operations in Ledbury, Herefordshire, United Kingdom. This facility contributed less than one percent of consolidated net revenue and was included in the product development segment. In connection with the sale, the Company recognized a $17.3 million loss on disposal.

6.  Discontinued Operation

On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY Corporation ("ENVOY"), to Healtheon/WebMD Corp. which subsequently changed its name to WebMD Corporation ("WebMD"). Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company's Common Stock at $40 per share, exercisable for four years. During the nine months ended September 30, 2000, the Company recorded an extraordinary gain on the sale of $436.3 million, net of income taxes of $184.7 million.

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

The following is a summary of income from operations through the date of closing of ENVOY (in thousands):

                               Three Months Ended       Nine Months Ended
                                  September 30             September 30
                               ------------------       ------------------
                               2000        1999         2000          1999
                               ----        ----         ----          ----

Net revenue                     N/A      $55,330      $99,041      $163,076
                                         =======      =======      ========
Income before income taxes      N/A      $16,829       27,121      $ 44,873
Income taxes                    N/A        6,150       10,351        18,903
                                         -------      -------      --------
Net income                      N/A      $10,679      $16,770      $ 25,970
                                         =======      =======      ========


7.   Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                     ------------------      ------------------
                                     2000        1999        2000          1999
                                     ----        ----        ----          ----

Weighted average shares:
   Basic weighted average shares     115,702   114,907       115,711     112,994
   Effect of dilutive securities:
     Stock options                     2,437     1,857            --       2,312
                                     -------   -------       -------     -------
   Diluted weighted average shares   118,139   116,764       115,711     115,306
                                     =======   =======       =======     =======


Options to purchase approximately 13.3 million shares of common stock were outstanding during the three months ended September 30, 2000, but were not included in the computation of diluted net income per share because the effect would be antidilutive.

The effect of options outstanding for the nine months ended September 30, 2000 is not included in the computation of diluted net income per share because their effect on loss from continuing operations would have been antidilutive.

Warrants to purchase 10 million shares of common stock were outstanding during the three and nine months ended September 30, 2000, but were not included in the computation of diluted net income per share because the effect would be antidilutive.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Put options that entitle the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company were outstanding during the three and nine months ended September 30, 2000 but were not included in the computation of diluted net income per share because the effect would be antidilutive.

8.  Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. During 2000 there were reclassifications between segments due to management changes of certain business units. These changes are reflected in both the 2000 and 1999 periods shown below. The Company does not include net revenue and expenses relating to the Internet initiative (approximately $228,000 and $9.1 million, respectively, for the three months ended September 30, 2000 and $798,000 and $17.4 million, respectively, for the nine months ended September 30, 2000), non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                                  Three Months Ended September 30    Nine Months Ended September 30
                                  -------------------------------    ------------------------------
                                      2000              1999             2000               1999
                                      -----             ----             -----              ----
Net revenue:
   Product development             $ 201,610         $ 203,788       $   604,575       $   625,182
   Commercialization                 196,167           184,678           602,780           503,706
   QUINTERNET(TM) informatics         14,339            14,031            42,143            35,590
                                   ---------         ---------       -----------       -----------
                                   $ 412,116         $ 402,497       $ 1,249,498       $ 1,164,478
                                   =========         =========       ===========       ===========
Income from operations:
   Product development             $   2,220         $  11,745       $   (11,610)      $    64,517
   Commercialization                  11,433            18,012            43,813            48,699
   QUINTERNET(TM) informatics         (4,017)           (1,760)          (11,784)           (4,247)
                                   ---------         ---------       -----------       -----------
                                   $   9,636         $  27,997       $    20,419       $   108,969
                                   =========         =========       ===========       ===========

                                     As of September 30, 2000           As of December 31, 1999
                                     ------------------------           -----------------------
Total assets:
   Product development                     $   945,557                       $   865,607
   Commercialization                           367,844                           334,772
   QUINTERNET(TM) informatics                  343,376                           287,887
   Internet initiative                         537,114                                --
   Net assets of discontinued
     operation                                      --                           122,981
                                           -----------                       -----------
                                           $ 2,193,891                       $ 1,611,247
                                           ===========                       ===========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


9.  Comprehensive Income

The following table represents the Company's comprehensive income for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                             Three Months Ended September 30    Nine Months Ended September 30
                                             -------------------------------    ------------------------------
                                                    2000          1999               2000             1999
                                                    ----          ----               ----             ----
Net income                                       $  4,565       $31,179           $ 412,281       $ 74,973
Other comprehensive income (loss):
  Unrealized gain on marketable securities,
    net of income taxes                            49,617           641             116,240          4,218
  Foreign currency adjustment                     (11,984)        7,572             (31,473)        (6,702)
                                                 --------       -------           ---------       --------
Comprehensive income                             $ 42,198       $39,392           $ 497,048       $ 72,489
                                                 ========       =======           =========       ========


10. Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the first quarter of fiscal year 2001. The Company is currently evaluating the impact the application of SAB 101 will have on its financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent our judgement concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to efficiently distribute backlog among therapeutic business units and match demand to resources, actual operating performance, the actual savings and operating improvements resulting from the restructuring, the ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the ability to create data products from data licensed to us and the ability to operate successfully in new lines of business, as set forth in our filings with the Securities and Exchange Commission. See "Risk Factors" below for additional factors that could cause actual results to differ.

Results of Continuing Operations

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Net revenue for the third quarter of 2000 was $412.3 million, an increase of $9.8 million or 2.4% over the third quarter of 1999 net revenue of $402.5 million. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts and the initiation of services under contracts awarded subsequent to the third quarter of 1999. We experienced growth in the Americas and Asia Pacific regions. The decrease that we experienced in the Europe and Africa region was primarily due to the effect of foreign currency fluctuations related to the strengthening of the US dollar relative to the euro and other European currencies.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $247.6 million or 60.0% of net revenue for the third quarter of 2000 versus $220.0 million or 54.7% of net revenue for the third quarter of 1999. The increase in direct costs as a percentage of net revenue was primarily attributable to realization rates during the third quarter of 2000 being lower than historical levels.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $141.0 million or 34.2% of net revenue for the third quarter of 2000 versus $132.7 million or 33.0% of net revenue for the third quarter of 1999. Also included in general and administrative expenses for the quarter ended September 30, 1999 were $2.8 of incremental costs related to our Year 2000 Program. Excluding these incremental costs, general and administrative expenses increased $11.2 million primarily due to costs associated with our Internet initiative and implementation of a global shared service center.

Depreciation and amortization were $22.9 million or 5.6% of net revenue for the third quarter of 2000 versus $21.8 million or 5.4% of net revenue for the third quarter of 1999. The $1.1 million increase is primarily due to the increase in our capitalized asset base.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Income from operations was $.791 million or .2% of net revenue for the third quarter of 2000 versus $28.0 million or 7.0% of net revenue for the third quarter of 1999. Excluding the $8.8 million for the Internet initiative, income from operations was $9.6 million or 2.3% of net revenue for the third quarter of 2000.

Other income was $6.0 million for the third quarter of 2000 versus $.485 million for the third quarter of 1999. Excluding transaction costs, other income was $.766 million for the third quarter of 1999. The $5.3 million variation was primarily due to an increase in net interest income as a result of an increase in investable funds and a decrease in debt.

The effective income tax rate for the third quarter of 2000 was 33.0% versus a 28.0% effective income tax rate for the third quarter of 1999. Excluding the transaction costs which are not generally deductible for income tax purposes, the effective income tax rate for the third quarter of 1999 was 27.8%. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the three months ended September 30, 2000 and 1999. We do not include net revenue and expenses relating to the Internet initiative and non-recurring charges in our segment analysis, (dollars in millions).

                                       Net Revenue                        (Loss)/Income From Operations
                              ------------------------------      --------------------------------------------
                                                      Growth                 % of Net                 % of Net
                                2000        1999        %          2000      Revenue        1999      Revenue
                              -------     -------     ------      ------     --------      ------     --------
Product development           $ 201.6     $ 203.8      (1.1%)     $ 2.2        1.1%        $ 11.7       5.8%
Commercialization               196.2       184.7       6.2%       11.4        5.8           18.0       9.8
QUINTERNET(TM) informatics       14.3        14.0       2.2%       (4.0)     (28.0)          (1.8)    (12.5)
                              -------     -------                 -----                    ------
                              $ 412.1     $ 402.5       2.4%      $ 9.6        2.3%        $ 28.0       7.0%
                              =======     =======                 =====                    ======


The product development group's financial performance was negatively impacted during the quarter by several factors, including less than expected new business and the effects of contracts with lower profit margins than we have historically achieved. We began to realize some of the benefits from our restructuring during the third quarter of 2000.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The commercialization group's financial performance was negatively impacted during the quarter by several factors, including less than expected new business and the effect of large contracts being converted in-house by our customers instead of being renewed. We believe these factors will continue to negatively impact us over the next few quarters.

The QUINTERNET(TM) informatics group's performance was impacted by the discontinuation of products that we expect to replace with more technologically advanced products and the costs associated with web-enabling the data products of the QUINTERNET(TM) informatics group.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Net revenue for the nine months ended September 30, 2000 was $1.3 billion, an increase of $85.8 million or 7.4% over the nine months ended September 30, 1999 net revenue of $1.2 billion. Factors contributing to the growth included an increase of contract service offerings, the provision of increased services rendered under existing contracts, the initiation of services under contracts awarded subsequent to September 30, 1999 and our acquisitions accounted for under purchase accounting completed subsequent to January 1, 1999. These acquisitions contributed approximately $34.0 million of net revenue for the first nine months of 2000 as compared to $21.3 million of net revenue for the first nine months of 1999. We experienced growth in the Americas and Asia Pacific regions. The decrease that we experienced in the Europe and Africa region was primarily due to the effect of foreign currency fluctuations related to the strengthening of the US dollar relative to the euro and other European currencies.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $755.9 million or 60.5% of net revenue for the first nine months of 2000 versus $630.6 million or 54.2% of net revenue for the first nine months of 1999. The increase in direct costs as a percentage of net revenue was primarily attributable to realization rates during the first nine months of 2000 being lower than historical levels.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $421.8 million or 33.7% of net revenue for the first nine months of 2000 versus $365.3 million or 31.4% of net revenue for the first nine months of 1999.

In January 2000, we announced the adoption of a restructuring plan. In connection with this plan, we recognized a restructuring charge of $58.6 million during the quarter ended March 31, 2000. The restructuring charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As a part of this plan, approximately 770 positions worldwide will be eliminated, of which 583 were eliminated in the first nine months of 2000. Most of the eliminated positions were in the product development service group.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Also included in general and administrative expenses for the nine months ended September 30, 1999 were $6.4 million of incremental costs related to our Year 2000 Program. Excluding these incremental costs, general and administrative expenses increased $62.9 million primarily due to costs associated with our Internet initiative, implementation of a global shared service center and delays in realizing the benefits of our restructuring program.

Depreciation and amortization were $68.8 million or 5.5% of net revenue for the first nine months of 2000 versus $59.6 million or 5.1% of net revenue for the first nine months of 1999. Amortization expense increased $1.6 million due to the goodwill amortization resulting from our 1999 acquisitions accounted for under purchase accounting. The remaining $7.5 million increase is primarily due to the increase in our capitalized asset base.

Consistent with our shift in focus of our preclinical operations from basic toxicology to more advanced technologies such as genomics and proteomics, we completed the sale of our general toxicology operations in Ledbury, Herefordshire, UK. This facility was not contributing to our profitability and represented less than one percent of our net revenue. In connection with this sale, we recognized a $17.3 million loss on the disposal.

Loss from operations was $72.1 million or (5.8%) of net revenue for the first nine months of 2000 versus income from operations of $109.0 million or 9.4% of net revenue for the first nine months of 1999. Excluding the non-recurring charges of $75.9 million and the $16.6 million for the Internet initiative, income from operations was $20.4 million or 1.6% of net revenue for the first nine months of 2000.

Other income was $11.2 million for the first nine months of 2000 versus other expense of $23.8 million for the first nine months of 1999. Excluding transaction costs, other income was $2.4 million for the first nine months of 1999. The $8.8 million variation was primarily due to an increase in net interest income as a result of an increase in investable funds and a decrease in debt.

The effective income tax rate for the first nine months of 2000 was 33.0% versus a 42.5% effective income tax rate for the first nine months of 1999. Excluding the transaction costs which are not generally deductible for income tax purposes, the effective income tax rate for the first nine months of 1999 was 32.5%. Since we conduct operations on a global basis, our effective income tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the nine months ended September 30, 2000 and 1999. We do not include net revenue and expenses relating to the Internet initiative and non-recurring charges in our segment analysis, (dollars in millions).

                                       Net Revenue                        (Loss)/Income From Operations
                             -------------------------------      --------------------------------------------
                                                      Growth                 % of Net                 % of Net
                                2000       1999        %           2000      Revenue        1999      Revenue
                             --------    --------     ------      ------     --------      -------    --------
Product development          $  604.6    $  625.2      (3.3%)     $ (11.6)     (1.9%)      $  64.5      10.3%
Commercialization               602.8       503.7      19.7          43.8       7.3           48.7       9.7
QUINTERNET(TM) informatics       42.1        35.6      18.4         (11.8)    (28.0)          (4.3)    (11.9)
                             --------    --------                 -------                  -------
                             $1,249.5    $1,164.5       7.3%      $  20.4       1.6%       $ 109.0       9.4%
                             ========    ========                 =======                  =======

The product development group's financial performance was negatively impacted by several factors, including early termination and delays in clinical trials, less than expected new business, utilization rates that were lower than historical levels, adjustments made in existing programs, higher operating costs in our laboratory services, and the effects of contracts with lower profit margins than we have historically achieved. During the first nine months of 2000, the cancellation rate for clinical trials decreased to the level we experienced during the first half of 1999 as opposed to the second half of 1999.

The net revenue for the commercialization group includes net revenue from an acquisition accounted for as a purchase that was completed subsequent to the second quarter of 1999 of $7.7 million for the first nine months of 2000 as compared to $2.2 million for the first nine months of 1999. The financial performance of the commercialization group is the result of growth in the Americas region during the first six months offset by a weakening in the Europe and Africa region, primarily in the United Kingdom and continental Europe. A portion of the performance of this group stems from the growth in the medical communications and strategic consulting services. During the third quarter of 2000, the Americas region was negatively impacted by less than expected new business and the effect of large contracts being taken in-house by our customers instead of being renewed. We believe these factors will continue to negatively impact us over the next few quarters.

The net revenue for the QUINTERNET(TM) informatics group includes net revenue from an acquisition accounted for as a purchase that was completed subsequent to January 1, 1999 of $21.8 million for the first nine months of 2000 as compared to $16.1 million for the first nine months of 1999. The QUINTERNET(TM) informatics group's performance was impacted by the discontinuation of products that we expect to replace with more technologically advanced products and the costs associated with web-enabling the data products of the QUINTERNET(TM) informatics group.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash outflows from operations were $58.7 million for the nine months ended September 30, 2000 versus cash inflows of $67.0 million for the comparable period of 1999. Investing activities, for the nine months ended September 30, 2000, consisted primarily of $391.5 million of net proceeds from the sale of ENVOY, offset by capital asset purchases. Capital asset purchases required an outlay of cash of $73.3 million for the nine months ended September 30, 2000 compared to an outlay of $122.5 million for the same period in 1999. Capital asset expenditures for the nine months ended September 30, 1999 included approximately $35 million in connection with the acquisition of the Aventis S.A.'s (formerly Hoechst Marion Roussel) Drug Innovation and Approval Facility. We believe that we will either pay the remainder of the purchase price, approximately $58 million, or enter into a long-term lease for the facility in late 2000 or 2001.

Total working capital, excluding net assets of discontinued operation, was $307.5 million as of September 30, 2000, an increase of $238.7 million versus working capital of $68.7 million as of December 31, 1999. The increase results from receiving $391.5 million of cash from the sale of ENVOY which is partially offset by the cash payment of $143.75 million to redeem our 4.25% Convertible Subordinated Notes. Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $263.5 million at September 30, 2000 as compared to $204.7 million at December 31, 1999. As of September 30, 2000, trade accounts receivable were $239.1 million versus $220.3 million at December 31, 1999. Unbilled services were $182.9 million at September 30, 2000 versus $157.0 million at December 31, 1999, offset by unearned income balances of $158.6 million and $172.6 million, respectively. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 52 days at September 30, 2000, as compared to 38 days at December 31, 1999.

Investments in debt securities were $110.2 million at September 30, 2000 as compared to $109.4 million at December 31, 1999. Our investments in debt securities consist primarily of U.S. Government Securities and money funds.

Investments in strategic marketable equity securities at September 30, 2000 were $675.9 million, which includes $207.9 million of net unrealized gains, as compared to $45.2 million, which includes $29.7 million of net unrealized gains, at December 31, 1999. The increase in value primarily results from the 35 million shares of WebMD common stock we acquired in connection with the sale of ENVOY.

We have a $150 million senior unsecured credit facility with a U.S. bank. In addition, we have available to us a (pound)10.0 million (approximately $14.7 million) unsecured line of credit and a (pound)1.5 million (approximately $2.2 million) general banking facility with a U.K. bank. At September 30, 2000, we had (pound)6.6 million (approximately $9.8 million) outstanding on the unsecured line of credit.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


In February 2000, the Board of Directors authorized us to repurchase up to $200 million of our common stock. During the first nine months of 2000, we entered into agreements to repurchase 988,000 shares for an aggregate price of $16.6 million. To enhance our repurchase program, we sold put options to an independent third party. The put options entitle the holder to sell a total of 500,000 shares of our common stock to us on January 2, 2001 at $13.7125 per share. Shareholders' equity at September 30, 2000 was $1.57 billion versus $991.8 million at December 31, 1999.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

We are currently making a substantial investment in developing an Internet platform for our product development and commercialization services, but we do not believe that we will see any positive impact to our revenues from this investment over the short term. We have entered into an agreement with WebMD for them to provide web-enablement services to help us develop this platform. If WebMD fails to perform as expected under this agreement or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with WebMD or third parties, to achieve our objectives. Also, these expenditures are likely to impact negatively our profitability, at least until our web-enabled products are commercialized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in revenues resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts clients away from our services.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Our ability to provide informatics services depends on our agreement with WebMD.

In order to provide our informatics services, we need access to healthcare data. Prior to the sale of our ENVOY subsidiary, we obtained this data directly from ENVOY. Following the sale of ENVOY to WebMD, we entered into a data services agreement with WebMD to continue to provide us with the ENVOY data, as well as other data collected by WebMD. If WebMD fails to perform under this agreement or our access to data is otherwise significantly limited, we would be unable to provide some or all of those services, which would have a negative impact on our business.

The potential loss or delay of our large contracts could adversely affect our results.

Many of our contract research customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, over the past eighteen months we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

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

The confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and federal levels. Proposed federal regulations governing patient-specific health information may (1) require us to implement new security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These regulations may also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the proposed federal regulations. These and other changes in regulation could limit our ability to offer some of our products or have an impact on the business opportunities available to us.

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at September 30, 2000. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We had one customer that accounted for 10.5% of our net revenues for the three months ended September 30, 2000. These revenues primarily resulted from services provided by our product development and commercialization service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


New healthcare legislation or regulation could restrict our informatics business.

The Department of Health and Human Services published proposed regulations setting privacy standards to protect health information that is transmitted electronically in the Federal Register on November 3, 1999. The comment period for these proposed rules ended February 17, 2000. The Department is expected to issue the final rules before January 2001. While the proposed rules, if promulgated without modification, likely would not restrict us from de-identifying individual health information and providing such de-identified, aggregated data for purposes of analysis, the proposed rule may be changed in response to comments and further modification and could be preempted by legislation. Such legislative or regulatory changes could occur this year and their impact cannot be predicted. If legislation or a more restrictive regulation is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services. In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated. Third party processors, under the proposed rules, or modified rules, also may request us to provide indemnity from claims against them arising from our use of data, even in de-identified form. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a result of the sale of ENVOY, the Company received 35 million shares of WebMD common stock. These securities are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk.

During the three months ended June 30, 2000, the Company's $143.75 million of 4.25% Convertible Subordinated Notes matured and were repaid.

The Company did not have any other material changes in market risk from December 31, 1999.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


PART II. Other Information

Item 1.  Legal Proceedings

Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against us and several of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of Quintiles stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs seek unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believe that the claims are without merit and intend to defend the suit vigorously. We and the named officers and directors have filed a motion to dismiss the amended complaint. Briefing on that motion has not been completed, and the motion remains pending.

In February 1999, Kenneth Hodges filed a civil lawsuit in the State Court of Fulton County, Georgia, naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, one of our subsidiaries. We have reached a settlement with the plaintiff under which the plaintiff acknowledged that we had no liability with respect to the lawsuit. The plaintiff has released all claims against us under the lawsuit and has filed a Stipulation of Dismissal with Prejudice which has been entered by the Court.

On August 17, 2000, Joseph Lewis filed a civil lawsuit in the State Court of Fulton County, State of Georgia naming as defendants Richard L. Borison, Bruce
I. Diamond, Janssen Pharmaceutica, Inc., Zeneca, Inc., Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, one of our subsidiaries. The plaintiff alleges that he suffered from schizophrenia and that he was given experimental drugs for this condition in connection with numerous clinical drug trials conducted by defendants Borison and Diamond between January 1988 and June 1996. The plaintiff alleges that the defendants and their agents conspired to conduct these drug trials on him, and that they improperly supervised, monitored and regulated the trials, causing him to have violent adverse reactions to the drugs involved in the trials. Consequently, the plaintiff alleges that he was subject to severe mortification, injured feelings, shame, public humiliations, victimization, emotional turmoil and distress. The complaint alleges claims for battery, fraudulent inducement to participate in the drug experiments, medical malpractice, negligence in conducting the experiments, intentional infliction of emotional distress and unjust enrichment. The plaintiff seeks to recover his actual damages in unspecified amounts, medical expenses, litigation costs and punitive damages.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Nowhere in the complaint are found any specific allegations against Quintiles Laboratories Limited nor any specific factual connection between Quintiles Laboratories Limited and the plaintiff's claims. Quintiles Laboratories Limited has requested that the plaintiff voluntarily dismiss his claims against it on these grounds and believes that the plaintiff is considering this request. If the case is not dismissed voluntarily, Quintiles Laboratories Limited anticipates that it will file a motion to dismiss with the Court. We believe the claims alleged against Quintiles Laboratories Limited are vague and meritless and the recovery sought is baseless. We intend to vigorously defend against these claims.

We are also a party in certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management that the outcome of these matters would not materially affect our consolidated financial position or results of operations.

Item 2.  Changes in Securities

During the three months ended September 30, 2000, options to purchase 6,000 shares of Common Stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

Item 3.  Defaults upon Senior Securities -- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information -- Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit        Description

         27.01 Financial Data Schedule for the Nine Months Ended September 30, 2000 (for SEC use only)

     (b) During the three months ended September 30, 2000, the Company filed one report on Form 8-K.

The Company filed a Form 8-K, dated July 19, 2000, including its press release announcing the Company's earnings information for the period ended June 30, 2000.

No other reports on Form 8-K were filed during the three months ended September 30, 2000.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Quintiles Transnational Corp.
                          -----------------------------
                                   Registrant



Date      November 14, 2000                    /s/ Dennis B. Gillings
      -------------------------      -------------------------------------------
                                     Dennis B. Gillings, Chief Executive Officer



Date      November 14, 2000                    /s/ James L. Bierman
      -------------------------      -------------------------------------------
                                      James L. Bierman, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX




        Exhibit        Description
        -------        -----------

         27.01 Financial Data Schedule for the Nine Months Ended September 30, 2000 (for SEC use only)