Form 10-K
period 2000-12-31
QUINTILES TRANSNATIONAL CORP
filed 2001-03-30
CIK 919623

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-23520
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock at January 31, 2001 held by those persons deemed by the registrant to be non-affiliates was approximately $2,351,946,877.

     As of January 31, 2001 (the latest practicable date), there were 116,062,330 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 2, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         QUINTILES TRANSNATIONAL CORP.

                            FORM 10-K ANNUAL REPORT

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Consolidated Financial Data........................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   16
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   53
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   56

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

     We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, the risk that our PharmaBio transactions, e-commerce services or Informatics products and services will not generate revenues or profit at the rate or levels we anticipate, our ability to distribute backlog among project management groups and match demand to resources, actual operating performance, the actual savings and operating improvements resulting from our restructuring, the ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the ability to create data products from data licensed to us, the ability to operate successfully in new lines of business and the other risk factors described elsewhere in this report.

ITEM 1.  BUSINESS

GENERAL

     We are a market leader in providing a full range of integrated product development and commercial development solutions to the pharmaceutical, biotechnology and medical device industries. We also provide market research solutions and strategic analyses to support healthcare decisions and healthcare policy consulting to governments and other organizations worldwide. Supported by our extensive information technology capabilities, we provide a broad range of contract services to help our clients reduce the length of time from the beginning of development to peak sales of a new drug or medical device. Our product development services include a full range of services focused on helping our clients through the development and regulatory approval of a new drug or medical device. Our commercial development services, including sales and specialized marketing support services, focus on helping our clients achieve commercial success for a new product or medical device. We also offer healthcare policy research and management consulting, which emphasize improving the quality, availability and cost-effectiveness of healthcare, as well as data analysis and market research services, which form the core of our healthcare informatics services.

     Since our formation in 1982, we have continued to expand the scope of our services and our geographic presence to support the needs of our customers on a worldwide basis. We have implemented a number of strategic initiatives to broaden our array of services and create new opportunities for growth. As part of this strategy, we have completed approximately 33 acquisitions over the past five years although our acquisition rate has slowed over the last two years, with 10 acquisitions completed in 1999 and none in 2000, as we focused our efforts on reorganizing our operating units, creating new ways of marketing and selling our services and developing our informatics business in both stand alone service offerings and support services for our other business units. In December 2000, we announced the acquisition of Pharmacia Corporation's clinical development unit in Sweden, which became effective January 1, 2001.

     Also, in 2000, we sold our electronic data interchange subsidiary, ENVOY Corporation, to WebMD Corporation. As a result of this transaction, we have treated ENVOY's services as a discontinued operation. In connection with the sale of ENVOY, we entered into an agreement with WebMD to form a strategic alliance with WebMD to develop and market a Web-based integrated suite of products and services for the pharmaceutical industry. Under this agreement, WebMD has agreed to perform development services, and we have agreed to provide funding for such services. We are currently involved in a dispute regarding this agreement. We also entered into a data rights agreement under which WebMD agreed to provide us with de-identified ENVOY and other WebMD data. We initiated a lawsuit against WebMD on February 25, 2001 after it unilaterally suspended delivery of data to us on February 24, 2001 and obtained a temporary restraining order requiring them to continue delivery of the data. On March 16 and March 21, 2001 the court entered a preliminary injunction requiring WebMD to continue the unaltered and uninterrupted flow of data to us. This data is critical to our informatics service offerings, and we plan to pursue our rights to access the data.

     In addition to these events, we created the PharmaBio Development group to help facilitate non-traditional customer alliances, including gain sharing and risk sharing strategies. PharmaBio Development works hand in hand with our service groups to enter strategic alliances and make strategic investments that we believe will position us to explore new opportunities and areas for potential growth. For example, in a recent agreement, we are providing the resources for the sales and marketing of Scios Inc.'s lead product in exchange for a percentage of the drug's future revenue.

SERVICES

     We provide globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the global pharmaceutical, biotechnology, medical device and healthcare industries. We also provide market research and strategic analysis services to support healthcare decisions. We manage our operations through three reportable segments, namely the Product Development Group, the Commercial Services Group, and the QUINTERNET(TM) Informatics Group. Management has distinguished these segments based on our normal operations. The Product Development Group is primarily responsible for all phases of clinical research. The Commercial Services Group is primarily responsible for sales force deployment and strategic marketing services, as well as healthcare policy research and consulting services. The QUINTERNET(TM) Informatics Group provides market research and healthcare information to pharmaceutical and healthcare customers. Note 17 of the notes to our consolidated financial statements includes financial information regarding each segment.

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

  Early Development and Laboratory Services

     Preclinical services. Our preclinical unit provides customers with a wide array of early development services. These services are designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products, and include general toxicology, carcinogenicity testing, pathology, efficacy and safety pharmacology, bioanalytical chemistry, drug metabolism and clinical pharmacokinetics. During 2000, we sold our general toxicology operations in Ledbury, Herefordshire, UK, which is consistent with our shift in focus of our preclinical operations from basic toxicology to more advanced technologies such as genomics and proteomics.

     Formulation, manufacturing and packaging services. We offer services in the design, development, analytical testing and commercial manufacture of pharmaceutical dose forms. We provide study medications for preclinical and clinical studies along with necessary good manufacturing practice, or GMP, and chemistry, manufacturing and controls, or CMC, regulatory documentation. Medications for use in clinical studies are packaged, labeled and distributed globally. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials.

     Phase I services. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals. Our Phase I services include dose ranging, bioavailability/bioequivalence studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

     Centralized clinical trial laboratories. Our centralized laboratories provide globally integrated clinical laboratory services to support all phases of regional and global clinical trials with owned facilities in the United States, Europe, South Africa and Singapore. Services include the provision of protocol-specific study materials, customized lab report design and specimen archival and management for study sponsors. In addition to providing comprehensive safety and efficacy testing for clinical trials, our centralized laboratories allow for global standardization of clinical testing, database development and electronic data transfer and provide direct electronic integration of laboratory data into safety and efficacy reports for new drug application, or NDA, submissions.

  Clinical Development Services

     Clinical trial services. We offer comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. On a global basis, our employees are aligned with key customers to provide a full-range of management and scientific services tailored to their specific requirements. Clinical unit employees working with our customers include specialists in therapeutic areas of the central nervous system, cardiovascular, infectious, allergic and respiratory diseases. We have extensive experience in clinical trials within therapeutic areas of endocrinological, gastroenterological, genitourinary and musculoskeletal diseases, as well as in the area of stroke. Additional specialized offerings include oncology, as well as development services in neonatal, pediatric and adolescent care. Because of our global presence and ability to coordinate clinical staff to service customers on an international basis, we are experienced in managing trials involving several thousand patients at hundreds of sites concurrently in the Americas, Europe, the Asia-Pacific region and South Africa.

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

          Study monitoring. We provide study monitoring services which include investigational site initiation, patient enrollment assistance, and data collection and clarification. Site visits help to assure the quality of the data, which are gathered according to good clinical practice, or GCP, regulations and guidelines, and to meet the sponsors' and regulatory agencies' requirements according to the study protocol.

          Clinical data management and biostatistical services. We have extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process. These databases include: (1) customized databases to meet customer-specific formats, (2) integrated databases to support NDA submissions and (3) databases in accordance with the United States Food and Drug Administration, or FDA, and European specifications.

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

COMMERCIAL SERVICES OFFERINGS

     Our Commercial Services Group provides sales force deployment and strategic marketing services, as well as healthcare policy research and consulting services designed to bring an integrated approach to outsourcing solutions for our customers.

  Quintiles Integrated Strategic Solutions

     We provide integrated strategic health and human services consulting and medical communications services for international and United States domestic customers. Our clinical and marketing expertise spans the healthcare spectrum, from pharmaceutical, biotechnology, and medical device customers to hospitals, long-term care facilities, foundations, managed care organizations, employers, the military, and federal and state governments.

     Late phase clinical studies. Through our late phase clinical services, which include Phase IV clinical trials, clinical experience trials and patient registries, we offer post-submission studies in support of marketing claims, post-marketing surveillance, health management support programs and other disease management activities. In designing and implementing these services, we use clinical and health management programs to establish and promote a favorable environment for new product introductions in advance of product launch and to assist in sales generation post-launch.

     Disease management services. Our disease management services consist of applying healthcare outcomes analysis to the economic valuation of drugs and the treatment of diseases. Our expertise also includes developing patient registries and designing disease management programs. These services enable regulators, healthcare providers, pharmaceutical and biotechnology companies and others to assess the pricing and cost-effectiveness of new medical therapies. We typically include these services in comprehensive launch programs with other clinical activities to help our customers maximize product launch and sales opportunities.

     Healthcare policy research and consulting. Our management consulting services focus on improving the quality, availability and cost-effectiveness of healthcare in the highly regulated and rapidly changing healthcare industry. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analysis, evaluation design, microsimulation modeling and data analysis. They represent the core competencies of The Lewin Group, a nationally recognized healthcare consulting firm.

     Regulatory and compliance consulting. We supply regulatory and compliance consulting services to the medical device, pharmaceutical, and biotechnology industries. Services include global regulatory consulting, quality systems, and engineering and validation. We assist companies in preparing for FDA interactions, including inspections and resolution of enforcement actions; complying with good manufacturing, good clinical practice and quality systems regulations; meeting process validation requirements; and in bringing new medical devices to market.

     Strategic marketing and communications services. Our strategic marketing and communications services span the development and commercialization cycles for a new drug, beginning in the early stages of product development and continuing through product launch and peak market penetration. Services include communications strategy and planning, product positioning and branding, opinion leader development, symposia organization, continuing medical education programs, promotional programs, sponsored publications, patient education, clinical experience programs, large-scale exhibitions, and Internet and new media-based programs. As early as Phase II trials, we begin to disseminate scientific information and develop and present educational forums to gain opinion leader support for a new drug. These services are the core competencies of Medical Action Communications Limited, a strategic marketing and medical communications consultancy that focuses on international customers, and Q.E.D. Communications, a provider of strategic marketing and medical communications services in the United States.

  Commercialization Offerings

     Contract sales. We provide sales and marketing services focused on accelerating the commercial success of pharmaceutical, biotechnology, veterinary and other health related products. We offer a flexible range of contract sales services, which are delivered through dedicated and syndicated sales teams. Dedicated sales teams are comprised of sales representatives we recruit in accordance with customer specifications regarding specific sales and market share objectives. We can manage these dedicated sales teams or they can report directly to the customer, depending on customer preference. In certain circumstances, we can transfer an entire dedicated sales team to the customer for an additional placement fee, which is agreed upon at the beginning of the contract. Syndicated sales teams can promote a number of non-competing drugs for different customers at the same time, and we always manage these teams directly. Our contract sales teams form a highly skilled network of professionals that afford customers substantial flexibility in selecting the extent of product promotion, as well as their level of involvement in managing the sales effort. We offer rapid sales force recruitment utilizing an extensive computerized candidate database, dedicated internal staff and regionally based recruiting. In the United States, we also offer our ITMS sales force automation system, a proprietary web-enabled automated system for call reporting, sample accountability, territory planning and alignment. We also offer training services to support our contract sales offerings, including traditional outsourced pharmaceutical sales representative training services. In June 2000, we opened a 43,000 square foot in-residence training facility in Gotenba City, Japan to meet the training needs of the growing pharmaceutical industry in Japan.

     Marketing services. We provide customized product marketing services for pharmaceutical companies aimed at influencing the decisions of patients and physicians and accelerating the acceptance of drugs into treatment guidelines and formularies. We can assess markets, conduct research, develop strategies and tactics, assist in discussions with regulatory bodies, identify distribution channels and coordinate vendors in every region in the country. The marketing departments of pharmaceutical companies are typical purchasers of these services. Our team of industry experts, with experience in most therapeutic areas, can provide marketing insight into a wide range of geographic markets while optimizing commercial success. We also provide peer-to-peer educational programs, including physician meetings and other events, as well as telemarketing and other marketing services.

     Health management. We also provide teams of health professionals, including nurses, pharmacists and physicians, dedicated to assisting customers with disease-management issues. Our health management services offer customized solutions to bridge the gap between the clinical and commercial phases of product development, providing expertise across a broad range of pre-launch, launch, and post-launch opportunities. We believe that our commercial orientation, clinical and promotional expertise and international experience enable us to tailor programs to meet the diverse needs of the global pharmaceutical industry across a wide range of disciplines and local market conditions.

QUINTERNET(TM) Informatics Offerings

     QUINTERNET(TM) Informatics provides a broad range of knowledge-rich products and services that are used by the pharmaceutical, biotechnology and medical and surgical device industries, and healthcare providers, payors and patients to improve the quality of care and to efficiently manage the delivery of care at multiple points along the continuum of healthcare delivery. In addition, QUINTERNET(TM) Informatics serves as the foundation for our corporate strategy of providing a comprehensive electronic network to streamline communications and enhance information flow throughout the healthcare industry.

     Since its inception in early 1999, QUINTERNET(TM) Informatics has continued to expand the scope of the products and services offered to meet the needs of our customers. We are implementing a number of strategic initiatives to broaden our product and service offerings and to create opportunities for growth. We currently compete in two key market segments: Market Research and Sales Management and Optimization. Through the integration of our QUINTERNET(TM) proprietary database, which we believe is the healthcare industry's largest database combining medical and pharmaceutical data, with our Internet initiative, we intend to (1) develop innovative new Market Research and Sales Management and Optimization products and services, (2) build upon our initial success in the Clinical Research & Development knowledge-rich information products and services market segment and (3) leverage our investment into opportunities for both our Product Development and Commercial Services offerings.

     Market Research. Through our Scott-Levin brand, QUINTERNET(TM) Informatics provides pharmaceutical and healthcare customers market research analysis and information tools. The Scott-Levin products and services include (1) proprietary healthcare databases and syndicated market research audits, (2) managed healthcare services, (3) state government affairs services, (4) issues-oriented strategic studies and surveys and (5) consulting services and software solutions.

          Proprietary healthcare databases and syndicated market research audits. Through self-administered surveys, we maintain comprehensive proprietary databases that contain (1) information collected from physicians on their diagnoses and prescribing activities, (2) information regarding the incidence of, and response to, direct selling and other promotion activities, (3) information regarding healthcare legislation and key influencers in the United States and (4) managed care information, detailing cost containment measures imposed by United States managed care organizations, or MCOs, that influence or restrict physicians' prescribing activities. Our databases hold de-identified patient-level data. In addition, pursuant to a contract with National Data Corporation, or NDC, we obtain prescription information that NDC collects from approximately 34,000 pharmacies located across the United States. With this prescription information, we create projected state and national data on product-level prescription movement.

     Our syndicated market research audits are generated from databases containing information collected by questionnaire, diary or personal interview, dispensed prescriptions and secondary research. These audits include (1) the Source Prescription Audit, which analyzes pharmaceutical prescription activity,
(2) the Physician Drug and Diagnosis Audit, which analyzes the pharmaceuticals prescribed by physicians relative to associated diagnosis, (3) the Personal Selling Audit, or PSA, which analyzes the effectiveness of the client's sales activities to office-based physicians compared with those of its competitors,
(4) the Hospital Personal Selling Audit, which complements the PSA by monitoring and analyzing sales activity to hospital-based physicians, (5) the Physician Meeting and Event Audit and Rx Link, which assesses the impact of promotional activity on subsequent attendee prescribing, (6) the HIV Therapy Audit, which provides a projectable database tracking physicians who treat HIV positive patients, (7) the Direct-to-Consumer Advertising Audit, designed to evaluate and measure the impact of direct-to-consumer advertising on physicians and consumers, (8) the Professional Journal Audit, which provides a recap of advertising in medical and professional publications, and (9) the NP/PA Promotional Audit, which measures personal selling activity to Nurse Practitioners and Physician Assistants.

          Managed health care services. We provide a range of services designed to enable pharmaceutical companies to assess the impact of their promotions on the managed care and long-term care markets. These data also include managed care formulary status as well as prescription share analysis. Other services include three-tier co-pay analysis and tracking of pharmaceutical industry managed healthcare sales forces.

          State government affairs. We offer a comprehensive state level healthcare legislation and regulation database, known as StateLine. This service tracks healthcare and healthcare related issues of interest in all 50 states, the District of Columbia and Puerto Rico. In addition, we supply profiles of the key government officials who are involved in shaping state healthcare legislation and regulations.

          Strategic studies and consulting. Services provided in this area include Pharmaceutical Sales Force Structures and Strategies and Pharmaceutical Company Image, two industry-standard reports on sales force activity and overall pharmaceutical company image. In addition, this service area offers other research services our customers use (1) to study specific issues and trends in the marketplace and the broader healthcare industry, (2) to evaluate the effectiveness of marketing programs, (3) to analyze in depth particular components of a product marketing program at any stage of its implementation and (4) for guidance on optimizing company strategy, sales and marketing activities and product commercialization.

          Custom studies. Our custom studies services provide customers with insights into how patients, physicians and payors utilize their products, and how their products can best be positioned. These services quantify the value of pharmaceuticals in terms of cost effectiveness and outcomes, helping pharmaceutical manufacturers to differentiate their products beyond the traditional measures of safety and efficacy.

     Sales Management and Optimization. Through our domain expertise and innovation in information technology, QUINTERNET(TM) Informatics provides sales management and optimization products and services to the pharmaceutical industry.

     We provide services that help pharmaceutical companies determine return on investment for targeted prescribers, optimal sales force resource allocation, territory alignment and product positioning. We also provide domain expertise in data warehousing, data cleansing and value-added consulting. QUINTERNET(TM) Informatics data warehousing and business information solutions integrate data from disparate sources, such as third party vendors, market research groups, promotional and contract groups, and customer databases into a central repository that can be accessed by geographically dispersed decision-makers. Our data cleansing solutions employ advanced techniques to transform raw and disparate customer data into what we believe is clean, accurate and actionable information.

     We also maintain proprietary regional profiling databases covering most United States healthcare facilities. Our profiling databases contain information on more than 200,000 healthcare facilities nationwide, including health management organizations, or HMOs, preferred provider organizations, pharmacy benefit managers, integrated health networks, group purchasing organizations, employer coalitions, mail service pharmacies and HMO-affiliated physicians. We also provide advanced software applications to help customers access healthcare information over the Internet to help solve healthcare marketing business problems. For example, WebInSite(TM) is an Internet-based managed care data and account management product designed to offer pharmaceutical national account managers and sales representatives a competitive edge in managing their managed care accounts. This product integrates data profiles of companies operating in the managed care environment into analytical reports and interactive applications to enable pharmaceutical marketers to achieve maximum efficiency and sales potential in each of their managed accounts.

     QUINTERNET(TM) Proprietary Database. Our QUINTERNET(TM) proprietary database together with our Internet initiative provides us with opportunities to broaden our product and service offerings. We use what we believe is the healthcare industry's largest database combining medical and pharmaceutical data to provide real-time information about pharmaceutical market use, medical interventions and outcomes. The data used are aggregated from pharmacy and medical transactions, de-identified and linked at the patient level, allowing in-depth analysis across the continuum of patient care -- from initial diagnosis to drug intervention and follow-up, without identifying individual patients. We obtain much of this data through an agreement with WebMD that gives us exclusive rights to de-identified ENVOY transaction data, as well as other data received by WebMD. We are dependent on WebMD for this data, and any interruption in the flow of data to us from WebMD, as has happened on one occasion, would disrupt our current ability to provide QUINTERNET-based products and services. We are continuing development of our Rx Market Monitor product suite, formerly known as the QUINTERNET(TM) Series. Also, we are developing two portals, QUINTERNET(TM) Real-time Pharma Management (R.P.M.) and QUINTERNET(TM) Physician R.P.M., that will provide access as appropriate to key information from an integrated repository of data. These portals are targeted for beta testing starting in mid-2001.

CUSTOMERS AND MARKETING

     We coordinate our business development efforts across our service offerings through integrated business development functions, which direct the activities of business development personnel in each of our United States locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America.

     For the year ended December 31, 2000, approximately 56.0% of our net revenue from external customers was attributed to operations in the United States and 44.0% to operations outside the United States. Please refer to the notes to our consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our foreign and domestic operations. Approximately 34.5%, 38.8%, and 39.1% of our net revenue was attributed to our clinical development services in 2000, 1999 and 1998, respectively; approximately 39.4%, 37.5% and 41.2% of our net revenue was attributed to our commercialization services in 2000, 1999 and 1998, respectively; and approximately 14.3%, 13.6% and 11.3% of our net revenue was attributed to our early development and laboratory services in 2000, 1999 and 1998 respectively. Neither our integrated strategic services nor our informatics services accounted for more than 10% of our net revenue in any of these years. ENVOY is accounted for as a discontinued operation as a result of its sale to WebMD in May 2000; therefore, the results of ENVOY through the date of sale are not included in our net revenue and are reported separately.

     In the past, we have derived, and may in the future derive, a significant portion of our net revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase. We may experience concentration in 2001 and in future years. Although no customer accounted for more than 10% of our consolidated net revenue in 1998, Aventis S.A. accounted for approximately 10% and 11% of our consolidated net revenue in 2000 and 1999, respectively.

COMPETITION

     The market for our product development services is highly competitive, and we compete against traditional contract research organizations, or CROs, and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates. Our primary contract research competitors include Covance Inc., PAREXEL International Corp. and Pharmaceutical Product Development, Inc. In commercial development services, we compete against the in-house sales and marketing departments of pharmaceutical companies and other contract sales organizations in each country in which we operate. We also compete against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Our primary commercial services competitors include Ventiv Health and Professional Detailing, Inc. Competitors for our informatics services include IMS Health Incorporated and NDC. We believe that we compete favorably in these areas.

     Competitive factors for product development services include (1) previous experience, (2) medical and scientific experience in specific therapeutic areas,
(3) the quality of contract research, (4) speed to completion, (5) the ability to organize and manage large-scale trials on a global basis, (6) the ability to manage large and complex medical databases, (7) the ability to provide statistical and regulatory services, (8) the ability to recruit investigators,
(9) the ability to integrate information technology with systems to improve the efficiency of contract research, (10) an international presence with strategically located facilities and (11) financial viability and price. The primary competitive factors affecting commercial services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price. Although our informatics services have been systematically established over many years, our market position may be affected in the future by competitors' efforts to create or acquire enhanced databases or to develop and market new information products and services. In addition, our market position could be adversely affected if our competitors secure exclusive rights to data that we require for our informatics services. Notwithstanding all these competitive factors, we believe that the synergies arising from integrating product development services with commercial development services, supported by global operations and information technology and supplemented by our informatics capabilities differentiate us from our competitors.

EMPLOYEES

     As of January 31, 2001, we had approximately 18,219 employees, comprised of approximately 7,717 in the Americas, 8,829 in Europe and Africa and 1,673 in the Asia-Pacific region. As of January 31, 2001, our Product Development Group had 8,953 employees, our Commercial Services Group had 8,448 employees, and our QUINTERNET Informatics Group had 480 employees. In addition, 56 employees worked on our Internet capabilities and 282 were in our centralized operations/corporate office.

BACKLOG

     We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2000, backlog was approximately $1.9 billion, as compared to approximately $2.2 billion at December 31, 1999.

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

GOVERNMENT REGULATION

     Our preclinical, laboratory and clinical trial supply services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting preclinical laboratory testing is embodied in the good laboratory practice, or GLP, regulations. The requirements for facilities engaging in clinical trial supplies preparation, labeling and distribution are set forth in the current good manufacturing practices, or cGMP, regulations. GLP and cGMP regulations have been mandated by the FDA and the Department of Health in the U.K., and adopted by similar regulatory authorities in other countries. GLP and cGMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require adherence to written, standardized procedures during the conduct of studies and the recording, reporting and retention of study data and records. To help assure compliance, we have established Quality Assurance programs at our preclinical, laboratory and clinical trial supply facilities which monitor ongoing compliance with GLP and cGMP regulations by auditing study data and conducting regular inspections of testing procedures. Our clinical laboratory services are subject to the requirements of the Clinical Laboratory Improvement Amendments of 1988.

     GCP regulations and guidelines contain the industry standard for the conduct of clinical research and development studies. The FDA and many other regulatory authorities require that study results and data submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include: (1) complying with specific regulations governing the selection of qualified investigators, (2) obtaining specific written commitments from the investigators, (3) ensuring the protection of human subjects by verifying that Institutional Review Board independent ethics committee approval and patient informed consent are obtained, (4) instructing investigators to maintain records and reports, (5) verifying drug or device accountability, (6) reporting of adverse events, (7) adequate monitoring of the study for compliance with GCP requirements and (8) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA during audits. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial.

     FDA regulations on electronic records and signatures set forth requirements for data in electronic format supporting any submissions to the FDA.

     We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the European Community Note for Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." Studies to be submitted to the European Medicines Evaluation Agency must meet the requirements of the International Congress of Harmonization -- GCP. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with our North American and European operations.

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

     Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal, state and national laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. The use of controlled substances in testing for drugs of abuse is regulated by the United States Drug Enforcement Administration, or DEA. All of our laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

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

     Our disease management and healthcare information management services relate to the diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are heavily regulated. Legislation has been proposed at both the state and federal levels that may (1) require us to implement security measures that could involve substantial expenditures or (2) limit our ability to offer some of our products and services.

     Specifically, various initiatives being considered at the federal level could impact the manner in which we conduct our informatics business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, standard identifiers, security and other administrative simplification provisions and instructs the Secretary of Health and Human Services, or HHS, to promulgate regulations regarding these standards. Final rules requiring standardized electronic transactions of health information were published by the Secretary in August 2000 and have a compliance deadline of October 16, 2002. The Act also requires the Secretary of HHS to develop recommendations regarding the privacy of individually identifiable health information. On September 11, 1997, the Secretary presented her recommendations, which, among other things, advised that patient information should not be disclosed except when authorized by the patient. This Act further established an August 1999 deadline for Congress to enact privacy legislation and directed the Secretary to issue regulations setting privacy standards to protect health information that is transmitted electronically in the event that Congress missed its deadline. Congress did not meet the August 1999 deadline.

     On December 28, 2000, the Secretary issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations generally (1) impose standards for entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosure of protected health information. Unless properly extended by Congress or the current Administration, the effective date of the final rule is April 14, 2001 and the compliance date is April 14, 2003.

     The impact of such legislation and regulations relating to health information cannot be predicted. Such legislation or regulations could materially affect our business. Compliance with the final regulations must be no later than 24 months after their effective date, and we are preparing to comply with this timetable.

     In addition, broad-based health information privacy legislation restricting third party processors from using, transmitting or disclosing certain patient data without specific patient consent has been introduced in the United States Congress and certain state legislatures. If such legislation were adopted, it could prevent or restrict third party processors from using, transmitting or disclosing certain treatment and clinical data. It is difficult to predict the impact of the legislation and regulations described above, but such legislation and regulations could materially adversely affect our business.

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

ITEM 2.  PROPERTIES

     As of January 31, 2001 we had approximately 124 offices located in 39 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving our Product Development Group in Durham, North Carolina; Kansas City, Missouri; Smyrna, Georgia; Bracknell, England; Irene, South Africa; Tokyo, Japan; and Singapore. We also maintain substantial offices serving our Commercial Development Group in Parsippany, New Jersey; Falls Church, Virginia; Hawthorne, New York; Marlow, England, and Tokyo, Japan. Substantial offices serving our Informatics Group are located in Newtown, Pennsylvania and Chicago, Illinois. We own facilities that serve our Product Development Group in Lenexa, Kansas; London, England; Riccarton, Scotland; Bathgate, Scotland; Glasgow, Scotland; Freiburg, Germany; and Pretoria, South Africa. We also own a facility in Gotenba City, Japan that serves our Commercial Development Group. Additionally, we own a corporate office in London, England. All of our other offices are leased. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against us and several of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of our stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleges violations of
Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs seek unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believed the claims to be without merit and intended to defend the suit vigorously. Accordingly, we and the named officers and directors filed a motion to dismiss the amended complaint. Immediately prior to the hearing scheduled on February 6, 2001, on the motion to dismiss, the parties agreed to settle the lawsuit. The parties are negotiating a memorandum of understanding to present before the court for approval.

     In February 1999, Kenneth Hodges ("Hodges") filed a civil lawsuit in the State Court of Fulton County, Georgia, naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, one of our subsidiaries. We reached a settlement with Hodges under which Hodges acknowledged that we had no liability with respect to the lawsuit. Hodges released all claims against us and has filed a Stipulation of Dismissal with Prejudice which has been entered by the Court.

     On August 17, 2000, Joseph Lewis filed a civil lawsuit in the State Court of Fulton County, State of Georgia naming as defendants Richard L. Borison, Bruce I. Diamond, Janssen Pharmaceutica, Inc., Zeneca, Inc., Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, one of our subsidiaries. The plaintiff alleged that he suffered from schizophrenia and that he was given experimental drugs for this condition in connection with numerous clinical drug trials conducted by defendants Borison and Diamond between January 1988 and June 1996. The plaintiff alleged that the defendants and their agents conspired to conduct these drug trials on him, and that they improperly supervised, monitored and regulated the trials, causing him to have violent adverse reactions to the drugs involved in the trials. The plaintiff sought to recover his actual damages in unspecified amounts, medical expenses, litigation costs and punitive damages. The Plaintiff dismissed his claims against us, without prejudice.

     On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, one of our subsidiaries, on behalf of 185 Alzheimer's patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believe the claims to be without merit and intend to defend the suit vigorously.

     On February 25, 2001, we initiated a lawsuit in Superior Court of Wake County, North Carolina against WebMD Corporation. Our complaint alleged that WebMD's suspension of the delivery of data to us on February 24, 2001 was a material breach of the Data Rights Agreement we entered into with WebMD in May 2000, and we requested a preliminary injunction to require WebMD to continue providing the data to us pending final resolution of the action. We obtained a temporary restraining order on February 25, 2001 requiring WebMD to continue the delivery of data to us pursuant to the Data Rights Agreement. WebMD removed the suit to the United States District Court for the Eastern District of North Carolina on March 1, 2001 and moved to dissolve the temporary restraining order. On March 5, 2001, the court denied the defendant's motion to dissolve the temporary restraining order and, subsequently extended the temporary restraining order through March 16, 2001. On March 16 and March 21, the court entered a preliminary injunction requiring WebMD to continue the unaltered and uninterrupted flow of data. We intend to vigorously pursue the protection of our rights under the Data Rights Agreement.

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

                      CALENDAR PERIOD                          HIGH       LOW
                      ---------------                          ----       ---
Quarter ended March 31, 1999................................  $53.375   $34.625
Quarter ended June 30, 1999.................................   45.500    34.750
Quarter ended September 30, 1999............................   41.938    16.875
Quarter ended December 31, 1999.............................   25.031    16.000
Quarter ended March 31, 2000................................   35.000    15.313
Quarter ended June 30, 2000.................................   17.438    12.000
Quarter ended September 30, 2000............................   20.250    12.563
Quarter ended December 31, 2000.............................  $22.500   $12.500

     As of February 2, 2001, there were approximately 30,399 beneficial owners of our common stock, including 1,399 holders of record.

DIVIDEND POLICIES

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, and we intend to retain future earnings for the development and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected Consolidated Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2000 and the Consolidated Balance Sheet Data set forth below as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 1997 and 1996, and the Consolidated Balance Sheet Data set forth below as of December 31, 1998, 1997 and 1996 are derived from our consolidated financial statements. During 2000, we completed the sale of our electronic data interchange unit, ENVOY Corporation, and as such the results of ENVOY, for all periods presented, have been reported separately as a discontinued operation in the consolidated financial statements. Our consolidated financial statements have been restated to reflect material acquisitions in transactions accounted for as poolings of interests. However, the consolidated financial statements have not been restated to reflect certain other acquisitions accounted for as pooling of interests where we determined that the consolidated financial data would not have been materially different if the pooled companies had been included. For such immaterial pooling of interests transactions, which include three transactions in 1998 and one transaction in 1997, our financial statements for the year of each transaction have been restated to include the pooled companies from January 1 of that year, but the financial statements for years prior to the year of each transaction have not been restated because the effect of such restatement would be immaterial. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       2000         1999         1998        1997       1996
                                                    ----------   ----------   ----------   --------   --------
Net revenue.......................................  $1,659,910   $1,607,087   $1,221,776   $885,557   $627,251
(Loss) income from operations.....................     (68,170)     136,355      129,389     91,814     46,495
(Loss) income from continuing operations before
  income taxes....................................     (51,005)     115,910      125,567     89,439     26,864
(Loss) income from continuing operations..........     (34,174)      73,168       85,643     58,063     11,625
Income from discontinued operation, net of income
  taxes...........................................      16,770       36,123        2,926     (9,197)   (37,217)
Extraordinary gain from sale of discontinued
  operation, net of income taxes..................     436,327           --           --         --         --
Net income (loss) available for common
  shareholders....................................  $  418,923   $  109,291   $   88,569   $ 48,866   $(27,377)
                                                    ==========   ==========   ==========   ========   ========
Basic net income (loss) per share:
  (Loss) income from continuing operations........  $    (0.29)  $     0.64   $     0.82   $   0.58   $   0.13
  Income (loss) from discontinued operation.......        0.14         0.32         0.03      (0.09)     (0.41)
  Extraordinary gain from sale of discontinued
    operation.....................................        3.76           --           --         --         --
                                                    ----------   ----------   ----------   --------   --------
  Basic net income (loss) per share...............  $     3.61   $     0.96   $     0.85   $   0.49   $  (0.30)
                                                    ==========   ==========   ==========   ========   ========
Diluted net income (loss) per share:
  (Loss) income from continuing operations........  $    (0.29)  $     0.63   $     0.77   $   0.54   $   0.13
  Income (loss) from discontinued operation.......        0.14         0.31         0.03      (0.09)     (0.41)
  Extraordinary gain from sale of discontinued
    operation.....................................        3.76           --           --         --         --
                                                    ----------   ----------   ----------   --------   --------
  Diluted net income (loss) per share.............  $     3.61   $     0.94   $     0.80   $   0.46   $  (0.30)
                                                    ==========   ==========   ==========   ========   ========
Weighted average shares outstanding:(1)
  Basic...........................................     115,968      113,525      104,799     99,908     91,693
  Diluted.........................................     115,968      115,687      110,879    107,141     91,693

                                                                        AS OF DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       2000         1999         1998        1997       1996
                                                    ----------   ----------   ----------   --------   --------
Cash and cash equivalents.........................  $  330,214   $  191,653   $  128,621   $ 84,597   $ 76,129
Working capital, excluding discontinued
  operation(2)....................................     308,684       78,039      197,005    166,866    103,736
Total assets......................................   1,961,578    1,607,565    1,171,777    960,803    694,517
Long-term debt including current portion..........      38,992      185,765      193,270    189,507    191,509
Shareholders' equity..............................  $1,404,706   $  991,759   $  646,132   $517,283   $278,574
Employees.........................................      18,060       20,496       16,732     12,717      8,998

---------------
(1) Restated to reflect the two-for-one stock split of our common stock effected in the form of a 100% stock dividend in December 1997.
(2) Working capital of discontinued operation was $36.0 million in 1999, $42.4 million in 1998, $18.0 million in 1997 and $47.5 million in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Unless otherwise noted, all foreign currency denominated amounts due, subsequent to December 31, 2000, have been translated using the Thursday, December 28, 2000 foreign exchange rates as published in the December 29, 2000 edition of the Wall Street Journal.

OVERVIEW

     Quintiles Transnational Corp. improves healthcare by bringing new medicines to patients faster and providing knowledge-rich medical and drug data to advance the quality and cost effectiveness of healthcare. We are a global market leader in helping pharmaceutical, biotechnology and medical device companies market and sell their products. We also provide insightful market research solutions and strategic analyses to support healthcare decisions. Based on industry analyst reports, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2000 net revenue; the net revenue of the second largest company was over $790 million less than our 2000 net revenue.

     During 2000, we generated solutions to help guide the pharmaceutical industry through a period of transformation by helping our customers stay ahead of ever-changing market conditions. Our evolution from outsourcing to partnering, we believe, reinforces our global position. The following initiatives were implemented in 2000 to align our business more closely with our customers needs:

     During 2000, we announced and implemented a restructuring plan designed to streamline the organization by consolidating operations. As part of the restructuring, we began the implementation of a shared services environment for our finance, human resources and information technology services worldwide, and we also adopted a more centralized approach to the product development group's clinical data management, regulatory and drug safety, and business development functions.

     In May 2000, we completed the sale of our electronic data interchange unit, ENVOY Corporation, to WebMD Corporation. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to us. We received $400 million in cash and 35 million shares of WebMD common stock in exchange for our entire interest in ENVOY and a warrant to acquire 10 million shares of our common stock at $40 per share. We retained exclusive rights to de-identified ENVOY transaction data and to certain other de-identified data available from WebMD, subject to limited exceptions. We agreed to share with WebMD a royalty derived from net operating income of products using the licensed data. We are currently in a dispute with WebMD regarding our rights to this data.

     Upon closing the sale of ENVOY, we formed a strategic alliance with WebMD to develop and market a web-based suite of integrated products and services for the pharmaceutical industry. These products and services will be designed to bring Internet speed and efficiency to the drug development and marketing process. We are currently in a dispute with WebMD regarding this alliance.

     Consistent with the shift in focus of our pre-clinical operations from basic toxicology to more advanced technologies, such as genomics and proteomics, we sold our general toxicology operations in Ledbury, Hereforeshire, U.K. in June 2000.

CONTRACT REVENUE

     We consider net revenue, which excludes reimbursed costs, our primary measure of revenue growth. Substantially all net revenue for the product development and commercialization service groups is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. Many of our contracts are fixed price, with some variable components, and range in duration from a few months to several years. We are also party to fee-for-service and unit-of-service contracts. We recognize net revenue based upon (1) percentage of completion (utilizing input or output measures as appropriate) for fixed price contracts, (2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

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

     Our contracts generally provide for price negotiation upon scope of work changes. We recognize revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts are terminable upon 15 - 90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

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

     We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer through a written contract or otherwise. Using this method of reporting backlog, at December 31, 2000, 1999 and 1998, our backlog was approximately $1.9 billion, $2.2 billion and $1.9 billion, respectively. We believe that backlog may not be a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, loss or significant delay of contracts or a change in the scope of a project during the course of a contract.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Net revenue for the year ended December 31, 2000 was $1.7 billion, an increase of $52.8 million or 3.3% over 1999 net revenue of $1.6 billion. Factors contributing to the growth included an increase of contract service offerings, an increase in services rendered under existing contracts, the initiation of services under contracts awarded subsequent to December 31, 1999 and our acquisitions accounted for under purchase accounting completed subsequent to January 1, 1999 which contributed approximately $48.4 million of 2000 net revenue as compared to $36.2 million of 1999 net revenue. These factors were partially offset by less than expected new business and the effects of large commercialization contracts being converted in-house instead of being renewed. We experienced growth in the Americas and Asia Pacific regions. The decrease that we experienced in the Europe and Africa region was primarily due to the effect of foreign currency fluctuations related to the strengthening of the US dollar relative to the euro and other European currencies.

     Direct costs, which include compensation and fringe benefits for billable employees, and other expenses directly related to contracts, were $993.8 million or 59.9% of 2000 net revenue versus $883.3 million or 55.0% of 1999 net revenue. The increase in direct costs as a percentage of net revenue was primarily attributable to a decrease in our realization rates during 2000.

     General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $565.8 million or 34.1% of net revenue for 2000 versus $505.2 million or 31.4% of 1999 net revenue.

     In January 2000, we announced the adoption of a restructuring plan. In connection with this plan, we recognized a restructuring charge of $58.6 million during the quarter ended March 31, 2000. The restructuring charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As a part of this plan, approximately 770 positions worldwide will be eliminated and as of December 31, 2000, 601 individuals have been terminated. Most of the eliminated positions were in the product development service group.

     In the fourth quarter of 2000 we updated our expectations for the restructuring plan which resulted in a reduction of the expected cost by $6.9 million. This reduction was made up of $6.3 million in severance payments and $632,000 in exit costs. The severance reduction resulted primarily from a higher than expected number of voluntary terminations, reduced outplacement costs and related fringe benefits.

     Also during the fourth quarter, management conducted a detailed review of the resource levels within selected service groups. Based on this review, we adopted a follow-on restructuring plan resulting in a restructuring charge of $7.1 million. The restructuring charge consists of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions will be eliminated and as of December 31, 2000, 42 individuals have been terminated. Most of the eliminated positions were in the commercialization service group.

     Also included in general and administrative expenses for year-ended December 31, 1999 were $8.8 million of incremental costs related to our Year 2000 program. Excluding these incremental costs, general and administrative expenses increased $69.4 million primarily due to costs associated with our Internet initiative of $21.4 million, the implementation of a global shared service center of $5.7 million and the implementation of global account teams of $6.5 million, as well as delays in realizing the benefits of our restructuring program.

     Depreciation and amortization were $92.6 million or 5.6% of 2000 net revenue versus $82.3 million or 5.1% of 1999 net revenue. Amortization expenses increased $1.9 million primarily due to the goodwill amortization resulting from our 1999 acquisitions accounted for under purchase accounting. The remaining $8.4 million increase is primarily due to the increase in our capitalized asset base.

     Consistent with the shift in focus of our preclinical operations from basic toxicology to more advanced technologies such as genomics and proteomics, we completed the sale of our general toxicology operations in Ledbury, Herefordshire, UK. This facility was not contributing to our profitability and represented less than one percent of our net revenue. In connection with this sale, we recognized a $17.3 million loss on the disposal.

     Loss from operations was $68.2 million or (4.1%) of 2000 net revenue versus income from operations of $136.4 million or 8.5% of 1999 net revenue. Excluding the non-recurring charges of $75.9 million and the $24.3 million for the Internet initiative, income from operations was $32.0 million or 1.9% of 2000 net revenue.

     Other income was $17.2 million in 2000 as compared to other expense of $20.4 million in 1999. Included in other income are net realized gains from investments in equity securities of $578,000 and $2.1 million for the year ended December 31, 2000 and 1999, respectively. Excluding transaction costs and these gains, other income was $16.6 million in 2000 versus $3.8 million in 1999. The $12.8 million increase is primarily due to an increase in net interest income.

     The effective income tax rate for 2000 was (33.0%) versus a 36.9% rate in 1999. Excluding transaction costs, which are not generally deductible for tax purposes, the effective income tax rate for 1999 would have been 30.1%. Since we conduct operations on a global basis, our effective income tax rate may vary. See "-- Income Taxes."

  Analysis By Segment

     The following table summarizes the operating activities for our three reportable segments for the years ended December 31, 2000 and 1999. We do not include net revenue and expenses related to the Internet initiative and non-recurring charges in our segment analysis (stated in millions).

                                     NET REVENUE                 (LOSS)/INCOME FROM OPERATIONS
                            ------------------------------   -------------------------------------
                                                                      % OF NET            % OF NET
                              2000       1999     GROWTH %    2000    REVENUE     1999    REVENUE
                            --------   --------   --------   ------   --------   ------   --------
Product development.......  $  809.1   $  848.6     (4.7)%   $ (9.3)    (1.2)%   $ 74.4      8.8%
Commercialization.........     790.2      706.1     11.9       55.6      7.0       66.0      9.4
QUINTERNET(TM)
  informatics.............      59.7       52.4     14.0      (14.2)   (23.8)      (4.1)    (7.8)
                            --------   --------              ------              ------
                            $1,659.0   $1,607.1      3.2%    $ 32.0      1.9%    $136.4      8.5%
                            ========   ========              ======              ======

     The product development group's financial performance was negatively impacted by several factors, including early termination and delays in clinical trials, less than expected new business, realization rates that were lower than historical levels, adjustments made in existing programs, higher operating costs in our laboratory services, and the effects of contracts with lower profit margins than we historically achieved. During 2000, the cancellation rate for clinical trials decreased to the level we experienced during the first half of 1999 as opposed to the second half of 1999. During the second half of 2000, the product development group began to realize benefits from the restructuring plan.

     The commercialization group's net revenue growth includes net revenue from an acquisition accounted for as a purchase that was completed subsequent to January 1, 1999 of $12.1 million for the year ended December 31, 2000 as compared to $6.3 million for the year ended December 31, 1999. The financial performance of this group is the result of strong growth in the Americas, primarily the US, and Asia Pacific regions offset by a weakening in the Europe and Africa region, primarily in the United Kingdom and Continental Europe. A portion of this stems from growth in the medical communications and strategic consulting services. During the second half of 2000, the commercialization group was negatively impacted by less than expected new business and the effect of large contracts being taken in-house by our customers instead of being renewed.

     The net revenue for the QUINTERNET(TM) informatics includes net revenue from an acquisition accounted for as a purchase that was completed subsequent to January 1, 1999 of $29.8 million for the year ended December 31, 2000 as compared to $24.6 million for the year ended December 31, 1999. The QUINTERNET(TM) informatics group's performance was impacted by the discontinuation of products that we expect to replace with more technologically advanced products and the costs associated with web-enabling the unique data products of the QUINTERNET(TM) informatics group.

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

     Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $883.3 million or 55.0% of 1999 net revenue versus $640.8 million or 52.4% of 1998 net revenue. The increase in direct costs as a percentage of net revenue was primarily attributable to a decrease in the utilization rates during the year ended December 31, 1999.

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

     The effective income tax rate for 1999 was 36.9% versus a 31.8% rate in 1998. Excluding transaction costs, which are not generally deductible for income tax purposes, the effective income tax rate for 1999 would have been 30.1% versus a 30.9% rate for 1998. Since we conduct operations on a global basis, our effective income tax rate may vary. See "-- Income Taxes."

     The following table summarizes the operating activities for our three reportable segments for the years ended December 31, 1999 and 1998. We do not include net revenue and expenses related to the Internet initiative and non-recurring charges in our segment analysis (stated in millions).

                                     NET REVENUE                 (LOSS)/INCOME FROM OPERATIONS
                            ------------------------------   -------------------------------------
                                                                      % OF NET            % OF NET
                              1999       1998     GROWTH %    1999    REVENUE     1998    REVENUE
                            --------   --------   --------   ------   --------   ------   --------
Product development.......  $  848.6   $  615.5     37.9%    $ 74.4      8.8%    $ 67.9     11.0%
Commercialization.........     706.1      580.1     21.7       66.0      9.4       55.2      9.5
QUINTERNET(TM)
  informatics.............      52.4       26.2    100.0       (4.1)   (7.8)        6.3     24.1
                            --------   --------              ------              ------
                            $1,607.1   $1,221.8     31.5%    $136.4      8.5%    $129.4     10.6%
                            ========   ========              ======              ======

     The product development group's growth was slower than anticipated as a result of several factors, including, early termination and delays in clinical trials, utilization rates that were lower than historical levels and an increase of approximately $5.6 million in incremental costs incurred related to our Year 2000 Program.

     The commercialization group's net revenue includes approximately $6.3 million of net revenue contributed by a 1999 acquisition accounted for as a purchase.

     The net revenue for the QUINTERNET(TM) informatics includes net revenue from an acquisition accounted for as a purchase that was completed during 1999 of approximately $24.6 million. The QUINTERNET(TM) informatics group's financial performance was negatively impacted by an increase in amortization expense due to a 1999 acquisition accounted for as a purchase and the allocation of corporate overhead costs attributable to increased costs incurred to develop the informatics market in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operations were $10.5 million in 2000 versus $123.8 million and $125.6 million in 1999 and 1998, respectively. Cash flows provided by investing activities in 2000 were $270.4 million, versus cash used in investing activities of $104.5 million and $76.0 million in 1999 and 1998, respectively. Investing activities for 2000 consisted primarily of $390.7 million of net proceeds from the sale of ENVOY, partially offset by capital asset purchases. Of these investing activities, capital asset purchases required $108.8 million in 2000 versus $158.1 million and $97.0 million in 1999 and 1998, respectively. Capital asset expenditures in 2000 included $25.2 million for the implementation of the shared service centers and $8.0 million for the purchase of the training academy in Japan. Capital asset expenditures in 1999 included approximately $35 million in connection with the acquisition of Aventis S.A.'s (formerly Hoechst Marion Roussel) Drug Innovation and Approval Facility. We believe that we will either pay the remainder of the purchase price, approximately $58 million, or enter into a long-term lease for the facility in 2001. The remaining capital expenditures were predominantly incurred in connection with the expansion of existing operations, the enhancement of information technology capabilities and the opening of new offices.

     Total working capital, excluding net assets of discontinued operation, increased $230.6 million to $308.7 million at December 31, 2000 from $78.0 million at December 31, 1999. This increase primarily results from receiving $390.7 million of cash from the sale of ENVOY which is partially offset by the cash payment of $143.75 million to redeem our 4.25% Convertible Subordinated Notes. Trade accounts receivable and unbilled services increased 9.7% to $414.0 million at December 31, 2000 from $377.3 million at December 31, 1999. Trade accounts receivable and unbilled services, net of unearned income, increased 7.4% to $219.8 million at December 31, 2000 from $204.7 million at December 31, 1999. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 43 and 38 days at December 31, 2000 and December 31, 1999, respectively.

     Investments in debt securities were $107.8 million at December 31, 2000 versus $109.4 million at December 31, 1999. Our investments in debt securities consist primarily of U.S. Government Securities and money funds.

     Investments in strategic marketable equity securities at December 31, 2000 were $384.0 million, which includes $79.6 million of net unrealized losses, as compared to $45.2 million, which includes $29.7 million of net unrealized gains, at December 31, 1999. The increase in value primarily results from the 35 million shares of WebMD common stock we acquired in connection with the sale of ENVOY.

     In May 1999, we signed a commercialization agreement with CV Therapeutics, a development stage biopharmaceutical company, to commercialize one of its products. The agreement calls for us to conduct certain pre-launch activities, hire and train a dedicated sales force to promote the product and provide post-launch marketing and sales services for at least three years after launch and provide services in years four and five, if certain product sales levels are achieved. As part of this agreement, we acquired approximately $5.0 million of CVT common stock and will be required to provide a $10.0 million secured credit facility to CVT if the Federal Drug Administration accepts CVT's New Drug Application for the product.

     We have a $150 million senior unsecured credit facility with a U.S. bank. In addition, we have available to us a L10.0 million (approximately $14.9 million) unsecured line of credit with a U.K. bank and a L1.5 million (approximately $2.2 million) general bank facility with the same U.K. bank. At December 31, 2000, we did not have any outstanding balances on these facilities.

     In February 2000, the Board of Directors authorized us to repurchase up to $200 million of our common stock until February 2001. During 2000, we repurchased approximately 1.4 million shares for an aggregate price of $21.9 million. To enhance our repurchase program, we sold put options to an independent third party. The put options entitled the holder to sell a total of 500,000 shares of our common stock to us on January 2, 2001 at $13.7125 per share. The put options expired on January 2, 2001 in accordance with its terms. Shareholders' equity increased $412.9 million to $1.4 billion at December 31, 2000 from $991.8 million at December 31, 1999.

     In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock from time to time until March 1, 2002.

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

INCOME TAXES

     Since we conduct operations on a global basis, our effective income tax rate has depended and will continue to depend on the amount of profits in locations with varying income tax rates. Our results of operations will be impacted by changes in the income tax rates of the various jurisdictions and by changes in any applicable tax treaties. In particular, as the portion of our non-U.S. business varies, our effective income tax rate may vary significantly from period to period. Our effective tax rate may also depend upon the extent to which we are allowed (and are able to use under applicable limitations) U.S. foreign tax credits in respect of income taxes paid on its foreign operations.

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

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 138. SFAS Nos. 133 and 138 require that upon adoption, all derivative instruments be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. We adopted SFAS Nos. 133 and 138 when required to do so on January 1, 2001. Because of our limited use of derivatives, the adoption did not have a material impact nor do we not expect the application of Statement No. 133 and 138 to have a significant impact on our financial position or results of operations.

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

  Foreign Currency Exchange Rates

     Approximately 44.0%, 45.8% and 50.9% of our net revenue for the years ended December 31, 2000, 1999, and 1998, respectively, was derived from our operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($42.2) million at December 31, 2000 as compared to ($15.5) million at December 31, 1999.

     We may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we earn fees or incur expenses related to such contracts. At December 31, 2000, our most significant foreign currency exchange rate exposures were in the British pound and the euro. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts or options. We recognize changes in value in income only when foreign currency exchange contracts or options are settled or exercised, respectively. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2000.

     As of December 31, 2000, we had a short-term obligation denominated in a foreign currency (approximately L1.75 million). Assuming a hypothetical change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair value of these instruments would increase by approximately $261,000.

  Interest Rates

     At December 31, 2000, our investment in debt securities portfolio consists primarily of U.S. Government securities, of which most are callable by the issuer at par, and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 2000, the fair value of the investment portfolio was $107.8 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $10.8 million.

  Equity Prices

     At December 31, 2000, we had investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 2000, the fair value of these investments was $384.0 million, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price is approximately $38.4 million.

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

     Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice has grown substantially over the past decade, and we have benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will continue to trend downward. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

     We are currently making a substantial investment in developing an Internet platform for our product development and commercialization services, but we do not believe that we will see any positive impact to our revenues from this investment over the short term. We have entered into an agreement with WebMD and certain other vendors for them to provide web-enablement services to help us develop this platform. Performance and other issues regarding the agreement currently are under dispute with WebMD. If WebMD or other vendors fail to perform as required, if we are unable to favorably resolve our current dispute with WebMD or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with WebMD or third parties, to achieve our objectives. Also, these expenditures are likely to negatively impact our profitability, at least until our web-enabled products are commercialized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in revenues resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts clients away from our services.

  Our ability to provide informatics services depends on our agreement with WebMD.

     In order to provide our informatics products and services, we need access to healthcare data. Prior to the sale of our ENVOY subsidiary, we obtained this data directly from ENVOY. Following the sale of ENVOY to WebMD, we entered into a data rights agreement with WebMD to continue to provide us with the ENVOY data, as well as other data collected by WebMD. If WebMD fails to perform under this agreement, for example, by stopping transmission of data to us, or our access to data is otherwise significantly limited, we would be unable to provide some or all of our informatics services, which would have a negative impact on our business.

     On February 24, 2001, WebMD unilaterally stopped the transmission of data to us in violation of our rights under the data rights agreement. We have obtained a preliminary injunction requiring WebMD to continue the unaltered and uninterrupted flow of data to us until the matter can be resolved, and we intend to pursue our rights under the data agreement. If we are unable to enforce our rights to this data, we would have to re-negotiate the terms of our agreement with WebMD or seek to obtain similar data from alternate sources. These options may not be available if WebMD or third parties are not willing to negotiate or provide terms that are acceptable to us, or are unable to give us access to the quality and timeliness of data that we need to support our informatics products. If we do not have continued access to data on the terms we negotiated with WebMD or on similar terms, our QUINTERNET Informatics service group would not be able to support its contracts with existing customers or continue development projects as currently planned, which would have a material adverse effect on our business.

  The potential loss or delay of our large contracts could adversely affect our results.

     Many of our contract research customers can terminate our contracts upon 15 - 90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, over the past eighteen months we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

  Our backlog may not be indicative of future results.

     We report backlog, $1.9 billion at December 31, 2000, based on anticipated net revenue from uncompleted projects that our customers have authorized. We cannot assure you that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including:

     - the variable size and duration of projects (some are performed over several years);

     - the loss or delay of projects;

     - and a change in the scope of work during the course of a project.

     Also, if customers delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues are not indicative of the future relationship.

  Underperformance of our risk-sharing and gain-sharing strategies could have a negative impact on our financial performance.

     As part of our sales strategy, we enter into creative arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. We may take risk through our PharmaBio transactions, which may include a strategic investment in a customer, or by taking an interest in the revenues from a customer's product. For example, we may build a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Our financial results would be adversely affected if our customers' products do not achieve the level of success that we anticipate and/or our return from the product or investment is less than our costs of performance or investment.

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

  Proposed and final laws and regulations may create a risk of liability and increase the cost of our business or limit our service offerings.

     The confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final federal regulations governing patient-specific information may (1) require us to implement new security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These regulations may also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the proposed federal regulations. In our dispute with WebMD, WebMD has advised us that a number of state laws apply which may require modifications to access specifications for specific types of de-identified patient-level data. These and other changes in regulation could limit our ability to offer some of our products or have an impact on the business opportunities available to us. There is a risk of civil or criminal liability if we are found to be responsible for any violations of applicable laws, regulations or duties relating to the use, privacy or security of health information.

  Industry regulation may restrict our ability to analyze and disseminate pharmaceutical and healthcare data.

     We are directly subject to certain restrictions on the collection and use of data. Laws relating to the collection and use of data are evolving, as are contractual rights. We cannot assure you that contractual restrictions imposed by our customers, legislation or regulations will not, now or in the future, directly or indirectly restrict the analysis or dissemination of the type of information we gather and therefore materially adversely affect our operations. We also have certain obligations to indemnify parties which provide us data for losses they may incur arising from claims that they have provided us data in violation of contract or other rights.

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

     We derive a large portion of our net revenue from international operations; for example, we derived approximately 44.0% of our 2000 net revenue from outside the United States. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates and any trends associated with the transition to the euro, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

     - Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

     - Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

     We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at December 31, 2000. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

  We may be adversely affected by customer concentration.

     We have one customer that accounted for 10.2% of our net revenues for the year ended December 31, 2000. These revenues resulted from services provided by each of our three service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

  New healthcare legislation or regulation could restrict our informatics business.

     On December 28, 2000, the Secretary of the Department of Health and Human Services issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish limitations on and procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosures of protected health information. Unless properly extended by Congress or President Bush's Administration the effective date of the final rule is April 14, 2001 and the compliance date is April 14, 2003. If state or federal legislation or a more restrictive regulation is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services. In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included under Item 7 of this report under the caption "Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2000          1999          1998
                                                             -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue................................................  $1,659,910    $1,607,087    $1,221,776
Costs and expenses:
  Direct...................................................     993,795       883,274       640,764
  General and administrative...............................     565,801       505,166       394,432
  Depreciation and amortization............................      92,567        82,292        57,191
  Non-recurring charges:
     Restructuring.........................................      58,592            --            --
     Disposal of business..................................      17,325            --            --
                                                             ----------    ----------    ----------
                                                              1,728,080     1,470,732     1,092,387
                                                             ----------    ----------    ----------
(Loss) income from operations..............................     (68,170)      136,355       129,389
Other income (expense):
  Interest income..........................................      20,703        14,391        11,646
  Interest expense.........................................      (4,842)      (11,233)      (11,810)
  Transaction costs........................................          --       (26,322)       (3,475)
  Other....................................................       1,304         2,719          (183)
                                                             ----------    ----------    ----------
                                                                 17,165       (20,445)       (3,822)
                                                             ----------    ----------    ----------
(Loss) income from continuing operations before income
  taxes....................................................     (51,005)      115,910       125,567
Income tax (benefit) expense...............................     (16,831)       42,742        39,924
                                                             ----------    ----------    ----------
(Loss) income from continuing operations...................     (34,174)       73,168        85,643
Income from discontinued operation, net of income taxes....      16,770        36,123         2,926
Extraordinary gain from sale of discontinued operation, net
  of income taxes..........................................     436,327            --            --
                                                             ----------    ----------    ----------
Net income.................................................  $  418,923    $  109,291    $   88,569
                                                             ==========    ==========    ==========
Basic net income per share:
  (Loss) income from continuing operations.................  $    (0.29)   $     0.64    $     0.82
  Income from discontinued operation.......................        0.14          0.32          0.03
  Extraordinary gain from sale of discontinued operation...        3.76            --            --
                                                             ----------    ----------    ----------
  Basic net income per share...............................  $     3.61    $     0.96    $     0.85
                                                             ==========    ==========    ==========
Diluted net income per share:
  (Loss) income from continuing operations.................  $    (0.29)   $     0.63    $     0.77
  Income from discontinued operation.......................        0.14          0.31          0.03
  Extraordinary gain from sale of discontinued operation...        3.76            --            --
                                                             ----------    ----------    ----------
  Diluted net income per share.............................  $     3.61    $     0.94    $     0.80
                                                             ==========    ==========    ==========
Shares used in computing net income per share:
  Basic....................................................     115,968       113,525       104,799
  Diluted..................................................     115,968       115,687       110,879

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  330,214   $  191,653
  Trade accounts receivable and unbilled services, net......     413,992      377,278
  Investments in debt securities............................      31,080       32,476
  Prepaid expenses..........................................      31,984       37,216
  Other receivables.........................................      16,850       21,571
  Other current assets......................................      12,555        6,420
  Net assets of discontinued operation......................          --      122,981
                                                              ----------   ----------
        Total current assets................................     836,675      789,595
Property and equipment:
  Land, buildings and leasehold improvements................     199,197      182,648
  Equipment and software....................................     321,844      296,843
  Furniture and fixtures....................................      45,564       47,356
  Motor vehicles............................................      36,345       47,243
                                                              ----------   ----------
                                                                 602,950      574,090
  Less accumulated depreciation.............................    (210,990)    (174,406)
                                                              ----------   ----------
                                                                 391,960      399,684
Intangibles and other assets:
  Intangibles, net..........................................     194,814      208,946
  Investments in debt securities............................      76,732       76,902
  Investments in marketable equity securities...............     384,040       45,237
  Deferred income taxes.....................................      29,175       49,786
  Deposits and other assets.................................      48,182       37,415
                                                              ----------   ----------
                                                                 732,943      418,286
                                                              ----------   ----------
        Total Assets........................................  $1,961,578   $1,607,565
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $       44   $       12
  Accounts payable..........................................      65,027       69,349
  Accrued expenses..........................................     190,211      165,446
  Unearned income...........................................     194,201      172,557
  Income taxes payable......................................      51,284        5,561
  Deferred income taxes.....................................       4,774        5,744
  Current portion of obligations held under capital
    leases..................................................      12,640       14,727
  Current portion of long-term debt and obligation..........       7,387      154,671
  Other current liabilities.................................       2,423          508
                                                              ----------   ----------
        Total current liabilities...........................     527,991      588,575
Long-term liabilities:
  Obligations held under capital leases, less current
    portion.................................................       8,496        8,589
  Long-term debt and obligation, less current portion.......      10,469        7,778
  Deferred income taxes.....................................          --        6,108
  Other liabilities.........................................       9,916        4,756
                                                              ----------   ----------
                                                                  28,881       27,231
                                                              ----------   ----------
        Total liabilities...................................     556,872      615,806
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, none issued and outstanding at December
    31, 2000 and 1999, respectively.........................          --           --
  Common Stock and additional paid-in capital, 115,933,182
    and 115,118,347 shares issued and outstanding at
    December 31, 2000 and 1999, respectively................     876,407      788,247
  Retained earnings.........................................     622,985      204,062
  Accumulated other comprehensive income (loss).............     (94,686)       1,677
  Other equity..............................................          --       (2,227)
                                                              ----------   ----------
        Total shareholders' equity..........................   1,404,706      991,759
                                                              ----------   ----------
        Total liabilities and shareholders' equity..........  $1,961,578   $1,607,565
                                                              ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 418,923   $ 109,291   $  88,569
  Income from discontinued operation, net of income taxes...    (16,770)    (36,123)     (2,926)
  Extraordinary gain from sale of discontinued operation,
    net of income taxes.....................................   (436,327)         --          --
                                                              ---------   ---------   ---------
  (Loss) income from continuing operations..................    (34,174)     73,168      85,643
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities:
  Depreciation and amortization.............................     92,567      82,292      57,191
  Non-recurring transaction costs...........................         --      26,322          --
  Restructuring charge......................................     25,886          --          --
  Loss on disposal of business..............................     17,325          --          --
  Net loss (gain) on sale of property and equipment.........        190        (355)        534
  Gain on sale of marketable equity securities..............       (578)     (2,057)         --
  Provision for (benefit from) deferred income taxes........     12,460      (1,448)     (1,728)
  Change in operating assets and liabilities:
    Accounts receivable and unbilled services...............    (48,226)    (76,156)    (85,657)
    Prepaid expenses and other assets.......................    (15,881)    (16,493)     (5,291)
    Accounts payable and accrued expenses...................     16,429      16,320      26,275
    Unearned income.........................................     28,706      13,960      49,332
    Income taxes payable and other current liabilities......    (84,285)      7,659        (780)
  Other.....................................................         95         585          81
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     10,514     123,797     125,600
Investing activities:
  Proceeds from disposition of property and equipment.......      8,591       6,535       6,297
  Proceeds from disposal of discontinued operation, net of
    expenses................................................    390,722          --          --
  Purchase of investments held-to-maturity..................     (1,296)     (6,215)         --
  Maturities of investments held-to-maturity................        465      86,683      10,593
  Purchase of investments available-for-sale................     (2,717)   (110,310)   (125,413)
  Proceeds from sale of investments available-for-sale......      5,296      25,296     130,422
  Purchase of marketable equity securities..................    (14,379)    (12,424)         --
  Proceeds from sale of marketable equity securities........      3,514       5,913          --
  Purchase of other investments.............................     (1,617)         --          --
  Proceeds from other investments...........................      2,959          --          --
  Acquisition of property and equipment.....................   (108,782)   (158,128)    (96,954)
  Acquisition of businesses, net of cash acquired...........    (15,169)     84,746       2,403
  Payment of non-recurring transaction costs................         --     (26,322)         --
  Payment from (loan to) ESOP, net..........................      2,857          --      (3,429)
  Other.....................................................         (2)       (233)         85
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........    270,442    (104,459)    (75,996)
Financing activities:
  Increase (decrease) in lines of credit, net...............         33        (909)     (8,597)
  Proceeds from issuance of debt............................     11,183          --          --
  Repayment of debt.........................................   (151,653)     (4,341)       (677)
  Principal payments on capital lease obligations...........    (14,419)    (13,865)    (18,656)
  Issuance of common stock..................................     21,748      19,724      24,280
  Repurchase of common stock................................    (21,883)         --          --
  Dividend from discontinued operation......................     17,086      47,070         150
  Dividends paid by pooled entity...........................         --      (1,089)     (3,499)
  Other.....................................................         --         (28)        827
                                                              ---------   ---------   ---------
Net cash (used in) provided by financing activities.........   (137,905)     46,562      (6,172)
Effect of foreign currency exchange rate changes on cash....     (4,490)     (2,868)        592
                                                              ---------   ---------   ---------
Increase in cash and cash equivalents.......................    138,561      63,032      44,024
Cash and cash equivalents at beginning of year..............    191,653     128,621      84,597
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 330,214   $ 191,653   $ 128,621
                                                              =========   =========   =========
Supplemental Cash Flow Information:
  Interest paid.............................................  $   5,435   $  12,550   $  11,617
  Income taxes paid.........................................     64,451      32,961      22,286
Non-cash Investing and Financing Activities:
  Acquisition of property and equipment utilizing
    capitalized leases......................................     12,948      12,871      19,531
  Equity impact of mergers, acquisitions and dispositions...     82,557     206,275       5,046
  Equity impact from exercise of non-qualified stock
    options.................................................      6,752       3,711       5,498
  Marketable equity securities received from sale of
    discontinued operation..................................    447,353          --          --
  Unrealized (loss) gain on marketable securities, net of
    income tax..............................................  $ (69,619)  $  17,781   $    (572)

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              ACCUMULATED
                                                                 OTHER
                                                             COMPREHENSIVE                        ADDITIONAL
                                  COMPREHENSIVE   RETAINED      INCOME       PREFERRED   COMMON    PAID-IN
                                     INCOME       EARNINGS      (LOSS)         STOCK     STOCK     CAPITAL
                                  -------------   --------   -------------   ---------   ------   ----------
                                                                (IN THOUSANDS)
Balance, December 31, 1997......    $     --      $ 12,002     $ (7,302)       $ 43      $1,019    $512,123
Issuance of common stock........          --            --           --          --         17       24,263
Principal payments on ESOP
  loan..........................          --            --           --          --         --           --
Loan to ESOP....................          --            --           --          --         --           --
Stock issued for acquisitions...          --          (272)          --          --         11        4,474
Tax benefit from the exercise of
  non-qualified stock options...          --            --           --          --         --       15,603
Conversion of preferred stock by
  pooled entity.................          --            --           --         (10)        10           --
Dividends paid by pooled
  entity........................          --        (3,181)          --          --         --           --
Other equity transactions.......          --        (1,500)          --          --         --        1,976
Comprehensive income:
  Net income....................      88,569        88,569           --          --         --           --
  Unrealized loss on marketable
    securities, net of tax......        (572)           --         (572)         --         --           --
  Foreign currency
    adjustments.................       2,676            --        2,676          --         --           --
                                    --------      --------     --------        ----      ------    --------
Comprehensive income for year
  ended December 31, 1998.......      90,673
                                    ========
Balance, December 31, 1998......                    95,618       (5,198)         33      1,057      558,439
Issuance of common stock........          --            --           --          --          8       19,716
Principal payments on ESOP
  loan..........................          --            --           --          --         --           --
Stock issued for acquisitions...          --            --           --          --         51      206,224
Tax benefit from the exercise of
  non-qualified stock options...          --            --           --          --         --        3,711
Conversion of preferred stock by
  pooled entity.................          --            --           --         (33)        33           --
Dividends paid by pooled
  entity........................          --        (1,089)          --          --         --           --
Effect due to change in fiscal
  year of pooled entity.........          --           200           --          --         --           --
Other equity transactions.......          --            42         (128)         --         --         (992)
Comprehensive income:
  Net income....................     109,291       109,291           --          --         --           --
  Unrealized gain on marketable
    securities, net of tax......      17,781            --       17,781          --         --           --
  Foreign currency
    adjustments.................     (10,778)           --      (10,778)         --         --           --
                                    --------      --------     --------        ----      ------    --------
Comprehensive income for year
  ended December 31, 1999.......     116,294
                                    ========
Balance, December 31, 1999......                   204,062        1,677          --      1,149      787,098
Issuance of common stock........          --            --           --          --         22       21,018
Repurchase of common stock......          --            --           --          --        (13)     (21,870)
Issuance of stock warrants......          --            --           --          --         --       32,300
Issuance of put option..........          --            --           --          --         --          925
Stock option charge in ENVOY
  sale..........................          --            --           --          --         --       50,040
Principal payments on ESOP
  loan..........................          --            --           --          --         --           --
Tax benefit from the exercise of
  non-qualified stock options...          --            --           --          --         --        6,752
Other equity transactions.......          --            --           --          --         --       (1,014)
Comprehensive income:
  Net income....................     418,923       418,923           --          --         --           --
  Unrealized loss on marketable
    securities, net of tax......     (69,619)           --      (69,619)         --         --           --
  Foreign currency
    adjustments.................     (26,744)           --      (26,744)         --         --           --
                                    --------      --------     --------        ----      ------    --------
Comprehensive income for year
  ended December 31, 2000.......    $322,560
                                    ========
Balance, December 31, 2000......                  $622,985     $(94,686)       $ --      $1,158    $875,249
                                                  ========     ========        ====      ======    ========


                                   EMPLOYEE STOCK
                                   OWNERSHIP PLAN
                                  LOAN GUARANTEE &
                                       OTHER           TOTAL
                                  ----------------   ----------
                                         (IN THOUSANDS)
Balance, December 31, 1997......      $  (602)       $  517,283
Issuance of common stock........           --            24,280
Principal payments on ESOP
  loan..........................          215               215
Loan to ESOP....................       (3,429)           (3,429)
Stock issued for acquisitions...           --             4,213
Tax benefit from the exercise of
  non-qualified stock options...           --            15,603
Conversion of preferred stock by
  pooled entity.................           --                --
Dividends paid by pooled
  entity........................           --            (3,181)
Other equity transactions.......           (1)              475
Comprehensive income:
  Net income....................           --            88,569
  Unrealized loss on marketable
    securities, net of tax......           --              (572)
  Foreign currency
    adjustments.................           --             2,676
                                      -------        ----------
Comprehensive income for year
  ended December 31, 1998.......
Balance, December 31, 1998......       (3,817)          646,132
Issuance of common stock........           --            19,724
Principal payments on ESOP
  loan..........................          756               756
Stock issued for acquisitions...           --           206,275
Tax benefit from the exercise of
  non-qualified stock options...           --             3,711
Conversion of preferred stock by
  pooled entity.................           --                --
Dividends paid by pooled
  entity........................           --            (1,089)
Effect due to change in fiscal
  year of pooled entity.........           --               200
Other equity transactions.......          834              (244)
Comprehensive income:
  Net income....................           --           109,291
  Unrealized gain on marketable
    securities, net of tax......           --            17,781
  Foreign currency
    adjustments.................           --           (10,778)
                                      -------        ----------
Comprehensive income for year
  ended December 31, 1999.......
Balance, December 31, 1999......       (2,227)          991,759
Issuance of common stock........           --            21,040
Repurchase of common stock......           --           (21,883)
Issuance of stock warrants......           --            32,300
Issuance of put option..........           --               925
Stock option charge in ENVOY
  sale..........................           --            50,040
Principal payments on ESOP
  loan..........................        1,214             1,214
Tax benefit from the exercise of
  non-qualified stock options...           --             6,752
Other equity transactions.......        1,013                (1)
Comprehensive income:
  Net income....................           --           418,923
  Unrealized loss on marketable
    securities, net of tax......           --           (69,619)
  Foreign currency
    adjustments.................           --           (26,744)
                                      -------        ----------
Comprehensive income for year
  ended December 31, 2000.......
Balance, December 31, 2000......      $    --        $1,404,706
                                      =======        ==========

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

RECLASSIFICATIONS

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

FOREIGN CURRENCY HEDGING

     The Company may use foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. The Company recognizes changes in value in income only when contracts are settled or options are exercised. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2000.

CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $3.1 million and $7.5 million at December 31, 2000 and 1999, respectively, that pursuant to agreements with these customers, remains the property of the customers.

     The Company's investments in debt and marketable equity securities are classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES are recorded as a component of shareholders' equity until realized. In addition, the Company has recorded $18.4 million and $10.2 million in deposits and other assets at December 31, 2000 and 1999, respectively, that represents investments in equity securities of and advances to companies for which there are not readily available market values and for which the Company does not exercise significant influence or control; such investments are accounted for using the cost method. Any gains or losses on sales of investments are computed by specific identification.

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

INTANGIBLE ASSETS

     Intangibles consist principally of the excess cost over the fair value of net assets acquired ("goodwill"). Goodwill and other intangible assets are being amortized on a straight-line basis over periods from two to 40 years. Accumulated amortization totaled $25.0 million and $22.3 million at December 31, 2000 and 1999, respectively.

     The carrying values of property, equipment and intangible assets are reviewed if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining depreciation or amortization period, the Company will reduce carrying values to estimated fair value.

REVENUE RECOGNITION

     Many of the Company's contracts are fixed price, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes net revenue primarily based upon (1) percentage of completion (utilizing input or output measures as appropriate) for fixed price contracts,
(2) contractual per diem or hourly rate basis as work is performed under fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

     The Company's commercialization service group has entered into agreements with certain customers, whereby the Company will provide a dedicated sales force and fund certain sales and marketing expenses and receive payments based on the achievement of certain sales levels of the promoted product. During the sales force recruitment and training phase, the Company defers certain costs and will amortize those costs over the lesser of the contractual termination period (generally one year) or in proportion to revenue recognized.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The Company's contracts provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts are terminable upon 15 - 90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

CONCENTRATION OF CREDIT RISK

     Substantially all net revenue is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and consistently within management's expectations. One customer accounted for 10.2% and 11.3% of consolidated net revenue in 2000 and 1999, respectively. These revenues were derived from each of the Company's segments.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $29.0 million, $3.0 million and $3.5 million in 2000, 1999 and 1998, respectively.

INCOME TAXES

     Income tax expense includes U.S., state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

NET INCOME PER SHARE

     The Company determines basic net income per share by dividing net income by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. A reconciliation of the number of shares used in computing basic and diluted net income per share is in Note 14.

EMPLOYEE STOCK COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

COMPREHENSIVE INCOME

     The Company includes foreign currency translation adjustments and unrealized gains and losses on the available-for sale securities in other comprehensive income. Accumulated other comprehensive loss at December 31, 2000 was $94.7 million which consisted of $42.2 million in foreign currency translation adjustments and $52.5 million in unrealized losses on available-for-sale securities.

RECENTLY ADOPTED ACCOUNTING STANDARD

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") that provides guidance for revenue recognition under certain circumstances. The Company adopted the provisions of SAB 101 in 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARD

     As required on January 1, 2001, the Company will recognize all derivative instruments in the balance sheet at fair value with changes in fair values recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. Because of the limited use of derivatives, the recently issued accounting standards did not have a significant impact on the Company's financial position or results of operations.

2. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Accounts receivable and unbilled services consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Trade:
  Billed....................................................  $251,108   $221,827
  Unbilled services.........................................   167,665    157,022
                                                              --------   --------
                                                               418,773    378,849
Allowance for doubtful accounts.............................    (4,781)    (1,571)
                                                              --------   --------
                                                              $413,992   $377,278
                                                              ========   ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

                                                              DECEMBER 31,
                                                              ------------
                           REGION                             2000    1999
                           ------                             ----    ----
Americas:
  United States.............................................   59%     55%
  Other.....................................................    1       1
                                                              ---     ---
          Americas..........................................   60      56
Europe and Africa:
  United Kingdom............................................   24      30
  Other.....................................................   11      11
                                                              ---     ---
          Europe and Africa.................................   35      41
Asia -- Pacific.............................................    5       3
                                                              ---     ---
                                                              100%    100%
                                                              ===     ===

3. INVESTMENTS

     The following is a summary as of December 31, 2000 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                  COST        GAINS        LOSSES      VALUE
                                                ---------   ----------   ----------   --------
HELD-TO-MATURITY SECURITIES:
  State Securities --
     maturing in one year or less.............  $    562     $     --     $     --    $    562
     maturing in over five years..............     6,483           --           --       6,483
                                                --------     --------     --------    --------
                                                $  7,045     $     --     $     --    $  7,045
                                                ========     ========     ========    ========
AVAILABLE-FOR-SALE SECURITIES:
  U.S. Government Securities:
     maturing in one year or less.............  $  2,500     $     --     $    (10)   $  2,490
     maturing between one and three years.....    43,566           --         (413)     43,153
     maturing between three and five years....    24,998           --         (222)     24,776
  State and Municipal Securities --
     maturing in one year or less.............     1,521            3           --       1,524
  Equity Securities...........................   463,618           --      (79,578)    384,040
  Money Funds.................................    27,186           --         (682)     26,504
  Other.......................................     2,320           --           --       2,320
                                                --------     --------     --------    --------
                                                $565,709     $      3     $(80,905)   $484,807
                                                ========     ========     ========    ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The following is a summary as of December 31, 1999 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                  COST        GAINS        LOSSES      VALUE
                                                ---------   ----------   ----------   --------
HELD-TO-MATURITY SECURITIES:
  State Securities --
     maturing in one year or less.............  $    798     $    --      $    --     $    798
     maturing in over five years..............     5,416          --           --        5,416
                                                --------     -------      -------     --------
                                                $  6,214     $    --      $    --     $  6,214
                                                ========     =======      =======     ========
AVAILABLE-FOR-SALE SECURITIES:
  U.S. Government Securities --
     maturing in one year or less.............  $  5,438     $    --      $   (27)    $  5,411
     maturing between one and three years.....    12,535          --         (315)      12,220
     maturing between three and five years....    58,538          --       (2,421)      56,117
  State and Municipal Securities --
     maturing between one and three years.....     1,544          --           (3)       1,541
  Equity Securities...........................    15,523      29,714           --       45,237
  Money Funds.................................    27,013          --         (746)      26,267
  Other.......................................     1,608          --           --        1,608
                                                --------     -------      -------     --------
                                                $122,199     $29,714      $(3,512)    $148,401
                                                ========     =======      =======     ========

     The gross realized gains on sales of available-for-sale securities were $3.3 million, $2.1 million and $81,000 in 2000, 1999 and 1998, respectively. Gross realized losses on sales of available-for-sale securities were $1,000 in 1999 and $210,000 in 1998. The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity was ($69.6) million, $17.8 million and ($572,000) in 2000, 1999 and 1998, respectively.

4. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Compensation and payroll taxes..............................  $ 58,153   $ 51,704
Acquisition related accruals................................    60,261     67,086
Restructuring...............................................    14,655         --
Other.......................................................    57,142     46,656
                                                              --------   --------
                                                              $190,211   $165,446
                                                              ========   ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

5. CREDIT ARRANGEMENTS AND OBLIGATIONS

     The following is a summary of the credit facilities available to the Company during 2000:

FACILITY                               INTEREST RATES                         BALANCE OUTSTANDING
--------                               --------------                         -------------------
$150 million senior unsecured credit   At the Company's option, interest is          None
  facility with a U.S. bank            charged at the Bank's prime (9.5% at
                                       December 31, 2000) or LIBOR (6.56125%
                                       at December 31, 2000) plus an
                                       applicable rate (0.17% at December
                                       31, 2000)
L10.0 million (approximately $14.9     Base (6.0% at December 31, 2000) plus         None
  million) unsecured line of credit    0.75%
L1.5 million (approximately $2.2       1% per annum fee for each guarantee           None
  million) general banking facility    issued
  with the same U.K. bank used for
  the issuance of guarantees

     The Company had $143.75 million of 4.25% Convertible Subordinated Notes ("Notes") due May 31, 2000. In accordance with its terms, the Notes were repaid and cancelled in May 2000.

     Long-term debt and obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Missouri tax incentive bonds due October 2009 (6.7% annual
  interest rate)............................................  $ 5,192   $  5,614
2% Note payable due April 2001..............................    1,493         --
2% Note payable due October 2001............................    1,746         --
2% Note payable due September 2006..........................    6,746         --
Purchase commitment (L1.75 million) due May 2001............    2,614      2,831
Other notes payable.........................................       65        148
4.25% Convertible Subordinated Notes due May 2000...........       --    143,747
Purchase commitment (L6.3 million) due April 2000...........       --     10,109
                                                              -------   --------
                                                               17,856    162,449
     Less: current portion..................................    7,387    154,671
                                                              -------   --------
                                                              $10,469   $  7,778
                                                              =======   ========

     Maturities of long-term debt and obligations at December 31, 2000 are as follows (in thousands):

2001........................................................  $ 7,387
2002........................................................    1,848
2003........................................................    1,621
2004........................................................    1,913
2005........................................................    1,690
Thereafter..................................................    3,397
                                                              -------
                                                              $17,856
                                                              =======

     The fair value of the Company's long-term debt approximates its carrying value.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES

     Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against the Company and two of its executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of the Company's Common Stock between July 16, 1999 and September 15, 1999. These actions were subsequently consolidated and the plaintiffs filed an amended complaint purporting to represent a class of purchasers of Quintiles stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleges violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint sought unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. The Company believed the claims to be without merit and intended to defend the suit vigorously. Accordingly, the Company and the named executive officers and directors filed a motion to dismiss the amended complaint. Immediately prior to the hearing scheduled on February 6, 2001, on the motion to dismiss, the parties agreed to settle the lawsuit. The parties are negotiating a memorandum of understanding to present before the court for approval.

     In February 1999, Kenneth Hodges ("Hodges") filed a civil lawsuit in the State Court of Fulton County, Georgia, naming as defendants Richard L. Borison, Bruce I. Diamond, 14 pharmaceutical companies and Quintiles Laboratories Limited, a subsidiary of the Company. The Company reached a settlement with Hodges under which Hodges acknowledged that the Company had no liability with respect to the lawsuit. Hodges released all claims against the Company and has filed a Stipulation of Dismissal with Prejudice which has been entered by the Court.

     On August 17, 2000, Joseph Lewis ("Lewis") filed a civil lawsuit in the State Court of Fulton County, State of Georgia naming as defendants Richard L. Borison, Bruce I. Diamond, Janssen Pharmaceutica, Inc., Zeneca, Inc., Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, a subsidiary of the Company. Lewis alleges that he suffered from schizophrenia and that he was given experimental drugs for this condition in connection with numerous clinical drug trials conducted by defendants Borison and Diamond between January 1988 and June 1996. Lewis alleged that the defendants and their agents conspired to conduct these drug trials on him, and that they improperly supervised, monitored and regulated the trials, causing him to have violent adverse reactions to the drugs involved in the trials. Lewis seeks to recover his actual damages in unspecified amounts, medical expenses, litigation costs and punitive damages. Lewis has dismissed his claims against the Company, without prejudice.

     On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of the Company, on behalf of 185 Alzheimer's patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. The Company believes the claims to be without merit and intends to defend the suit vigorously.

     The Company is also a party in certain other pending litigation arising in the normal course of business. In the opinion of management, based on consultation with its legal counsel, the outcome of such litigation currently pending will not have a material affect on the Company's consolidated financial statements.

7. SHAREHOLDERS' EQUITY

     The Company is authorized to issue 25 million shares of preferred stock, $.01 per share par value. At December 31, 2000, 200 million common shares of $.01 par value were authorized.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     In November 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock. Each Right, if activated, entitles the holder to purchase one one-thousandth of a share of the Company's Series A Preferred Stock at a purchase price of $150, subject to adjustment in certain circumstances. Each one one-thousandth of a preferred share will have the same voting and dividend rights as a share of the Company's Common Stock. The Rights become exercisable if any person or group announces it has acquired or obtained the right to acquire 15% or more of the outstanding shares of the Company's Common Stock or commences a tender offer or exchange offer for more than 15% of the Company's Common Stock, subject to limited exceptions. In the event that any party should acquire more than 15% of the Company's Common Stock without the Board's approval, the rights entitle all other shareholders to purchase shares of the Company's Common Stock at a substantial discount. In addition, if any person holding 15% of the Common Stock acquires the Company or substantially all of its assets, the Rights entitle all other shareholders to purchase common stock of the acquirer at a substantial discount. The Rights expire on November 15, 2009, unless redeemed earlier at the discretion of the Company at the redemption price of $0.0001 per right.

     On February 3, 2000, the Board of Directors authorized the Company to repurchase $200 million of the Company's Common Stock. The authorization expires in February 2001. During 2000, the Company repurchased 1,365,500 shares of its Common Stock for an aggregate price of approximately $21.9 million.

     To enhance its stock repurchase program, the Company sold put options to an independent third party. These put options entitled the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company on January 2, 2001 at $13.7125 per share. The put options expired in accordance with its terms on January 2, 2001. The transaction has been recorded as a component of shareholders' equity.

8. LOSS ON DISPOSAL

     The Company completed the sale of its general toxicology operations in Ledbury, Herefordshire, United Kingdom. This facility contributed less than one percent of consolidated net revenue and was included in the product development segment. In connection with the sale, the Company recognized a $17.3 million loss on disposal.

9. DISCONTINUED OPERATION

     On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY Corporation ("ENVOY"), to Healtheon/WebMD Corp. which subsequently changed its name to WebMD Corporation ("WebMD"). Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company's Common Stock at $40 per share, exercisable for four years. The Company recorded an extraordinary gain on the sale of $436.3 million, net of taxes of $184.7 million.

     The Company retained exclusive rights to de-identified ENVOY transaction data and certain other de-identified data available from WebMD, subject to limited exceptions. The Company agreed to share with WebMD a royalty derived from sales of products using the licensed data. The Company formed a strategic alliance with WebMD to develop a web-based suite of integrated products and services for the pharmaceutical industry and may provide funding for development of the products.

     On March 30, 1999, the Company acquired ENVOY in exchange for 28,465,160 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire 3,914,583 shares of the Company's Common Stock ("Exchanged Options"). On May 26, 2000, employees of ENVOY held 3,312,200 options to acquire Company Common Stock as a result of the Exchanged Options and ENVOY employees' participation in Company stock option plans. In connection with the sale, all of the options

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES outstanding immediately vested and became exercisable over a three year term. Subsequently, 2,516,062 of the outstanding options were cancelled and issued with new terms to certain ENVOY employees ("ENVOY Options"). This transaction resulted in a charge of $50.0 million, based on the fair value of the options at the date of grant, which reduced the extraordinary gain from sale of discontinued operation. The ENVOY Options have an exercise price of $6.84, vested immediately, have a term of three years and are automatically exercised if the market price of the Company's Common Stock reaches $23.34. During 2000, 1,000,378 of these options were exercised, resulting in 1,515,684 options outstanding at December 31, 2000.

     The results of ENVOY through the date of closing have been reported separately as a discontinued operation in the Consolidated Statement of Operations. The results of the discontinued operation do not reflect any interest expense, management fee or transaction costs allocated by the Company.

     The following is a summary of income from operations for ENVOY through the date of closing (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------   --------   --------
Net revenue.............................................  $99,041   $219,908   $181,943
                                                          =======   ========   ========
Income before income taxes..............................  $27,121   $ 61,438   $ 21,407
Income taxes............................................   10,351     25,315     18,481
                                                          -------   --------   --------
          Net income....................................  $16,770   $ 36,123   $  2,926
                                                          =======   ========   ========

     The assets and liabilities of ENVOY are reported in the accompanying consolidated balance sheet as net assets of discontinued operation. The following is a summary of these net assets of discontinued operation as of December 31, 1999 (in thousands):

Current assets..............................................  $ 70,006
Other assets................................................    88,794
Current liabilities.........................................   (33,977)
Long-term liabilities.......................................    (1,842)
                                                              --------
          Net assets of discontinued operation..............  $122,981
                                                              ========

10. BUSINESS COMBINATIONS

     On March 29, 1999, the Company acquired Pharmaceutical Marketing Services, Inc. ("PMSI") and its core company, Scott-Levin, a leader in pharmaceutical market information and research services in the U.S. The Company acquired PMSI in exchange for approximately 4,993,787 shares of the Company's Common Stock. Outstanding PMSI options became options to acquire approximately 440,426 shares of the Company's Common Stock. The total purchase price of the PMSI acquisition approximates $201.8 million. The PMSI net assets acquired included approximately $90.0 million in cash. The Company recorded as goodwill approximately $111.5 million related to the excess cost over the fair value of net assets acquired, which amount is being amortized over 30 years. The acquisition of PMSI has been accounted for as a purchase and accordingly, the results of PMSI have been included from the date of acquisition.

     On January 1, 1999, the Company acquired substantial assets of Aventis S.A.'s (formerly Hoechst Marion Roussel) Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash. The Company paid $35 million in cash to Aventis S.A. in 1999 for the facility and expects to pay the remainder of the purchase price, approximately $58 million, or enter into a long-term lease for the facility in 2001. As a part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing Aventis S.A. development projects over a five-year period. In addition, Aventis

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

S.A. will offer the Company the opportunity to provide all U.S. clinical research services up to an additional $144 million over the same period.

     The following transactions were accounted for by the pooling of interests method and the financial statements of the Company have been restated to reflect the results of operations of these acquisitions.

                                                             NUMBER OF SHARES OF THE
        DATE                   ACQUIRED COMPANY           COMPANY'S COMMON STOCK ISSUED
        ----                   ----------------           -----------------------------
June 3, 1999.........  SMG Marketing Group, Inc.                    1,170,291
May 19, 1999.........  Minerva Medical plc                          1,143,625
March 31, 1999.......  Medlab Pty Ltd. and the assets of              271,146
                       the Niehaus & Botha partnership
October 12, 1998.....  QED International, Inc.                        523,520
September 9, 1998....  Data Analysis Systems, Inc.                    358,897
August 24, 1998......  Royce Consultancy, Limited                     664,194
May 31, 1998.........  Crossbox Limited t/a Cardiac                    70,743
                       Alert
February 26, 1998....  T2A S.A.                                       311,899
February 2, 1998.....  Pharma Networks N.V.                           132,000

11. LEASES

     The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2014 with options to cancel certain leases at five-year increments. Some leases contain renewal options. Annual rental expenses under these agreements were approximately $73.9 million, $46.5 million and $36.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with depreciation and amortization expenses and accumulated depreciation in the accompanying financial statements.

     The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 (in thousands):

                                                            CAPITAL LEASES   OPERATING LEASES
                                                            --------------   ----------------
2001......................................................     $12,640           $ 59,826
2002......................................................      10,294             45,315
2003......................................................          88             31,371
2004......................................................          18             20,961
2005......................................................           3             14,976
Thereafter................................................          --             52,388
                                                               -------           --------
Total minimum lease payments..............................      23,043           $224,837
                                                                                 ========
Amounts representing interest.............................       1,907
                                                               -------
Present value of net minimum payments.....................      21,136
Current portion...........................................      12,640
                                                               -------
Long-term capital lease obligations.......................     $ 8,496
                                                               =======

12. RESTRUCTURING

     In January 2000, the Company announced the adoption of a restructuring plan ("Original Plan"). In connection with this plan, the company recognized a restructuring charge of $58.6 million. The restructuring

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES charge consists of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As part of this plan, approximately 770 positions worldwide will be eliminated and as of December 31, 2000, 601 individuals have been terminated. Although positions eliminated were across all functions, most of the eliminated positions were in the product development service group.

     In the fourth quarter of 2000, the Company revised its estimates of the Original Plan adopted in Q1 2000. This revision resulted in a reduction of the Original Plan of $6.9 million. This reduction was made up of $6.3 million in severance payments and $0.6 million in exit costs. The severance reduction resulted primarily from a higher than expected number of voluntary terminations, reduced outplacement costs and related fringes.

     During the fourth quarter, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan ("New Plan") resulting in a restructuring charge of $7.1 million. The restructuring charge consists of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions will be eliminated mostly in the commercialization service group. As of December 31, 2000, 42 individuals have been terminated.

     As of December 31, 2000, the following amounts were recorded (in thousands):

                                               ACTIVITY TWELVE MONTHS ENDED DECEMBER 31, 2000
                            ------------------------------------------------------------------------------------
                                                                            ORIGINAL
                            ORIGINAL   REVISIONS TO                           PLAN                   BALANCE AT
                              PLAN       ORIGINAL                REVISED   WRITE-OFFS/   NEW PLAN   DECEMBER 31,
                            ACCRUAL        PLAN       NEW PLAN   ACCRUAL    PAYMENTS     PAYMENTS       2000
                            --------   ------------   --------   -------   -----------   --------   ------------
Severance and related
  costs...................  $33,228      $(6,321)      $5,833    $32,740    $(23,136)     $(737)      $ 8,867
Asset impairment
  write-offs..............   11,315           --           --     11,315     (11,315)        --            --
Exit costs................   14,049         (632)       1,309     14,726      (8,938)        --         5,788
                            -------      -------       ------    -------    --------      -----       -------
          Totals..........  $58,592      $(6,953)      $7,142    $58,781    $(43,389)     $(737)      $14,655
                            =======      =======       ======    =======    ========      =====       =======

13. INCOME TAXES

     The components of income tax expense attributable to continuing operations are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Current:
  Federal................................................  $(46,052)  $21,351   $26,640
  State..................................................     2,248     3,764     3,995
  Foreign................................................    15,752    10,099    12,736
                                                           --------   -------   -------
                                                            (28,052)   35,214    43,371
                                                           --------   -------   -------
Deferred expense (benefit):
  Federal................................................    24,213    11,320    (1,068)
  Foreign................................................   (12,992)   (3,792)   (2,379)
                                                           --------   -------   -------
                                                             11,221     7,528    (3,447)
                                                           --------   -------   -------
                                                           $(16,831)  $42,742   $39,924
                                                           ========   =======   =======

Income tax expense attributable to continuing operations excludes income tax expense from the Company's discontinued operation.

     The Company has allocated directly to additional paid-in capital approximately $6.8 million in 2000, $3.7 million in 1999 and $15.6 million in 1998 related to the tax benefit from non-qualified stock options exercised.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The differences between the Company's consolidated income tax expense attributable to continuing operations and the expense computed at the 35% U.S. statutory income tax rate were as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Federal income taxes at statutory rate...................  $(17,852)  $40,569   $43,949
State and local income taxes, net of federal benefit.....    (1,787)    2,446     2,597
Non-deductible expenses and transaction costs............        --     9,966        --
Foreign earnings taxed at different rates................    (8,833)   (4,240)     (519)
Losses not utilized (utilized)...........................    12,725      (461)   (2,194)
Non-taxable income.......................................        --        --      (590)
Other....................................................    (1,084)   (5,538)   (3,319)
                                                           --------   -------   -------
                                                           $(16,831)  $42,742   $39,924
                                                           ========   =======   =======

     Income (loss) before income taxes from foreign operations was approximately $(40.3) million, $27.8 million and $30.8 million for the years 2000, 1999 and 1998, respectively. (Loss) income from foreign operations was approximately $(11.6) million, $59.5 million and $63.0 million for the years 2000, 1999 and 1998, respectively. The difference between income from operations and income
(loss) before income taxes is due primarily to intercompany charges which eliminate in consolidation. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $120.2 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.

     The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred income tax liabilities:
  Depreciation and amortization.............................  $(34,990)  $(25,834)
  Prepaid expenses..........................................    (6,958)    (6,274)
  Unrealized gain on equity investments.....................        --     (9,297)
  Revenue and ENVOY disposition gain........................   (50,446)        --
  Other.....................................................   (15,487)   (11,386)
                                                              --------   --------
Total deferred income tax liabilities.......................  (107,881)   (52,791)
Deferred income tax assets:
  Unrealized loss on debt and equity investments............    30,159         --
  Net operating loss carryforwards..........................    59,923     29,398
  Accrued expenses and unearned income......................    19,262     15,469
  Goodwill, net of amortization.............................    80,009     87,304
  Other.....................................................     7,459     14,778
                                                              --------   --------
                                                               196,812    146,949
Valuation allowance for deferred income tax assets..........   (64,114)   (56,224)
                                                              --------   --------
Total deferred income tax assets............................   132,698     90,725
                                                              --------   --------
Net deferred income tax assets..............................  $ 24,817   $ 37,934
                                                              ========   ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The increase in the Company's valuation allowance for deferred income tax assets to $64.1 million at December 31, 2000 from $56.2 million at December 31, 1999 is primarily due to the uncertainty related to the deferred income tax asset for certain foreign net operating losses generated in 2000 that may not be utilized in the future.

     The Company's deferred income tax expense (benefit) results from the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Excess (deficiency) of income tax over financial
  reporting:
  Depreciation and amortization..........................  $ 16,905   $ 8,322   $10,326
  Net operating loss carryforwards.......................   (29,880)      795    (6,816)
  Valuation allowance increase...........................     7,890    (2,120)   (2,194)
  Accrued expenses and unearned income...................    (4,379)   (2,397)   (6,611)
  Prepaid expenses.......................................       919        --        --
  Deferred Revenue.......................................    12,050        --        --
  Other items, net.......................................     7,716     2,928     1,848
                                                           --------   -------   -------
                                                           $ 11,221   $ 7,528   $(3,447)
                                                           ========   =======   =======

     The U.K. subsidiaries qualify for Scientific Research Allowances (SRAs) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For 2000, 1999 and 1998, these allowances were $15.1 million, $9.7 million and $23 million, respectively, which helped to generate net operating loss carryforwards of $22.8 million to be used to offset taxable income in that country. Assuming the U.K. subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred income tax liability relating to the U.K. subsidiaries may be deferred indefinitely. The Company recognizes a deferred income tax benefit for foreign generated operating losses at the time of the loss when the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss and capital loss carryforwards of approximately $139.4 million in various entities within the United Kingdom which have no expiration date and has over $25.5 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $127.1 million of U.S. state operating loss carryforwards which expire through 2015 and has approximately $1.4 million of U.S. federal operating loss carryforwards which begin to expire in 2005.

14. WEIGHTED AVERAGE SHARES OUTSTANDING

     The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Weighted average shares:
  Basic weighted average shares...........................  115,968   113,525   104,799
  Effect of dilutive securities:
     Stock options........................................       --     2,162     2,815
     Preferred stock......................................       --        --     3,265
                                                            -------   -------   -------
  Diluted weighted average shares.........................  115,968   115,687   110,879
                                                            =======   =======   =======

     The effect of options outstanding during 2000 were not included in the computation of diluted net income per share because the effect on loss from continuing operations would have been antidilutive.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Warrants to purchase 10 million shares of common stock were outstanding during 2000, but were not included in the computation of diluted net income per share because the effect on loss from continuing operations would have been antidilutive.

     Put options that entitle the holder to sell 500,000 shares of the Company's Common Stock to the Company were outstanding during 2000 but were not included in the computation of diluted net income per share because the effect would be antidilutive.

15. EMPLOYEE BENEFIT PLANS

     The Company has numerous employee benefit plans, which cover substantially all eligible employees in the countries where the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include Approved Profit Sharing Schemes in the U.K. and Ireland that are funded with Company stock; a defined contribution plan funded by Company stock in Australia, Belgium, Canada and Singapore; defined contribution plans in Belgium, Holland, Sweden, Israel and Great Britain; a profit sharing scheme in France; and defined benefit plans in Germany and the U.K. The defined benefit plan in Germany is an unfunded plan, which is provided for in the balance sheet. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.

     Effective May 1, 1999, the Company merged, for administrative purposes only, its leveraged employee stock ownership plan (the "ESOP") and employee savings and investment plan (the "401(k)"). The eligibility requirements and benefits offered to employees under each plan were not affected by the merger.

     During 1998, the Company loaned the ESOP approximately $4.0 million to purchase 100,000 shares of the Company's Common Stock. As of December 31, 2000, the leveraged loans were repaid in full. The ESOP's trustee held such shares in suspense and released them for allocation to participants as the loan was repaid. The Company's contributions to the ESOP were used to repay the loan principal and interest.

     The ESOP expense recognized is equal to the cost of the shares allocated to plan participants and the interest expense on the leveraged loans for the year. ESOP expense totaled $6.2 million, $1.3 million and $1.7 million in 2000, 1999 and 1998, respectively. As of December 31, 2000, 1999 and 1998, 1,667,449,
1,510,654 and 1,520,950 shares, respectively, were allocated to participants. There are no unallocated shares held in suspense as of December 31, 2000. All ESOP shares are considered outstanding for income per share calculations.

     Under the 401(k), the Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the years ended December 31, 2000, 1999 and 1998, the Company expensed $5.1 million, $4.3 million and $3.4 million, respectively, as matching contributions.

     Participating employees in the Company's employee stock purchase plan (the "Purchase Plan") have the option to purchase shares at 85% of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. During 2000, 1999 and 1998, 663,531, 414,971 and 141,727 shares, respectively, were purchased under the Purchase Plan. At December 31, 2000, 1,692,236 shares were available for issuance under the Purchase Plan.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Stock option activity during the periods indicated is as follows:

                                                    NUMBER     WEIGHTED-AVERAGE EXERCISE PRICE
                                                  ----------   -------------------------------
Outstanding at December 31, 1997................   9,335,516               $20.02
  Granted.......................................   3,148,054                43.26
  Exercised.....................................  (1,535,542)               12.38
  Canceled......................................    (728,087)               25.40
                                                  ----------
Outstanding at December 31, 1998................  10,219,941                27.99
  Granted.......................................   9,064,319                27.56
  Exercised.....................................    (530,872)               20.21
  Canceled......................................    (868,908)               36.69
                                                  ----------
Outstanding at December 31, 1999................  17,884,480                27.59
  Granted.......................................  15,340,516                14.78
  Exercised.....................................    (508,412)                9.24
  Canceled......................................  (5,558,403)               21.98
                                                  ----------
Outstanding at December 31, 2000................  27,158,181               $21.80
                                                  ==========

     Pro forma information regarding net income and net income per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $4.93, $9.05 and $16.07 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  EMPLOYEE STOCK       EMPLOYEE STOCK
                                                     OPTIONS           PURCHASE PLAN
                                                ------------------   ------------------
                                                2000   1999   1998   2000   1999   1998
                                                ----   ----   ----   ----   ----   ----
Expected dividend yield......................      0%     0%     0%     0%     0%     0%
Risk-free interest rate......................    5.1%   5.8%   4.8%   5.9%   4.7%   4.9%
Expected volatility..........................   40.0%  40.0%  42.0%  40.0%  40.0%  40.0%
Expected life (in years from vesting)........   0.86   1.40   1.35   0.25   0.25   0.25

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

     The Company's pro forma information (which includes pretax pro forma stock compensation expense related to discontinued operation of approximately $1.5 million in 2000, $5.0 million in 1999 and $4.5 million in 1998) follows (in thousands, except for net income per share information):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Pro forma net income.....................................  $381,204   $81,793   $70,252
Pro forma basic net income per share.....................      3.29      0.72      0.67
Pro forma diluted net income per share...................      3.29      0.71      0.63

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Selected information regarding stock options as of December 31, 2000 follows:

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -----------------------------
NUMBER OF                           WEIGHTED-AVERAGE   WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
 OPTIONS     EXERCISE PRICE RANGE    EXERCISE PRICE     REMAINING LIFE     OPTIONS      EXERCISE PRICE
----------   --------------------   ----------------   ----------------   ----------   ----------------
   923,757     $ 1.04 - $ 6.68           $ 5.89              1.28            913,187        $ 5.94
11,572,688     $ 7.31 - $13.43            13.31              9.11            611,544         11.12
 6,994,314     $13.44 - $22.00            18.36              7.79          3,315,590         18.89
 5,815,982     $22.03 - $42.44            35.82              6.93          4,013,573         36.05
 1,851,440     $42.56 - $56.25            51.72              7.20          1,206,711         51.81
----------                                                                ----------
27,158,181                               $19.90              7.25         10,060,605        $23.93
==========                                                                ==========

16. OPERATIONS BY GEOGRAPHIC LOCATION

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

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Net revenue:
  Americas:
     United States.........................................  $  929,916   $  870,559   $  599,757
     Other.................................................      28,710       23,987       15,078
                                                             ----------   ----------   ----------
          Americas.........................................     958,626      894,546      614,835
  Europe and Africa:
     United Kingdom........................................     348,267      378,099      346,090
     Other.................................................     233,231      260,096      232,047
                                                             ----------   ----------   ----------
          Europe and Africa................................     581,498      638,195      578,137
  Asia-Pacific.............................................     119,786       74,346       28,804
                                                             ----------   ----------   ----------
                                                             $1,659,910   $1,607,087   $1,221,776
                                                             ==========   ==========   ==========
Long-lived assets:
  Americas:
     United States.........................................  $  222,727   $  214,503   $   78,599
     Other.................................................       2,067        2,211        1,544
                                                             ----------   ----------   ----------
          Americas.........................................     224,794      216,714       80,143
  Europe and Africa:
     United Kingdom........................................     133,025      156,067      149,101
     Other.................................................      16,911       20,473       20,713
                                                             ----------   ----------   ----------
          Europe and Africa................................     149,936      176,540      169,814
  Asia-Pacific.............................................      17,230        6,430        5,374
                                                             ----------   ----------   ----------
                                                             $  391,960   $  399,684   $  255,331
                                                             ==========   ==========   ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

17. SEGMENTS

     The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the QUINTERNET(TM) informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The QUINTERNET(TM) informatics group is primarily responsible for providing market research solutions and strategic analyses to support healthcare decisions. During 2000 there were reclassifications between segments due to management changes of certain business units. These changes are reflected in all periods presented. The Company does not include net revenue and expenses relating to the Internet initiative (approximately $952,000 and $25.2 million, respectively, in 2000), non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues (in thousands):

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Net revenue:
  Product development..............................  $  809,050   $  848,611   $  615,521
  Commercialization................................     790,199      706,092      580,059
  QUINTERNET(TM) informatics.......................      59,709       52,384       26,196
                                                     ----------   ----------   ----------
                                                     $1,658,958   $1,607,087   $1,221,776
                                                     ==========   ==========   ==========
Income (loss) from operations:
  Product development..............................  $   (9,330)  $   74,388   $   67,929
  Commercialization................................      55,568       66,029       55,156
  QUINTERNET(TM) informatics.......................     (14,234)      (4,062)       6,304
                                                     ----------   ----------   ----------
                                                     $   32,004   $  136,355   $  129,389
                                                     ==========   ==========   ==========
Total assets:
  Product development..............................  $  972,047   $  864,785   $  712,567
  Commercialization................................     366,204      334,706      306,521
  QUINTERNET(TM) informatics.......................     344,725      285,093       22,231
  Internet initiative..............................     278,602           --           --
  Net assets of discontinued operation.............          --      122,981      130,458
                                                     ----------   ----------   ----------
                                                     $1,961,578   $1,607,565   $1,171,777
                                                     ==========   ==========   ==========
Expenditures to acquire long-lived assets:
  Product development..............................  $   78,111   $  129,873   $   77,732
  Commercialization................................      22,563       21,942       17,900
  QUINTERNET(TM) informatics.......................       7,196        6,313        1,322
  Internet initiative..............................         912           --           --
                                                     ----------   ----------   ----------
                                                     $  108,782   $  158,128   $   96,954
                                                     ==========   ==========   ==========
Depreciation and amortization expense:
  Product development..............................  $   54,118   $   47,798   $   31,130
  Commercialization................................      29,167       27,653       24,785
  QUINTERNET(TM) informatics.......................       9,242        6,841        1,276
  Internet initiative..............................          40           --           --
                                                     ----------   ----------   ----------
                                                     $   92,567   $   82,292   $   57,191
                                                     ==========   ==========   ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

                                                             YEAR ENDED DECEMBER 31, 2000
                                           -----------------------------------------------------------------
                                               FIRST            SECOND           THIRD            FOURTH
                                              QUARTER          QUARTER          QUARTER          QUARTER
                                           --------------   --------------   --------------   --------------
Net revenue..............................  $      414,845   $      423,107   $      412,344   $      409,614
(Loss) income from operations............         (57,407)         (15,465)             791            3,911
(Loss) income from continuing
  operations.............................         (37,159)          (8,222)           4,565            6,642
Income from discontinued operation, net
  of income taxes........................          10,594            6,176               --               --
Extraordinary gain from sale of
  discontinued operation, net of income
  taxes..................................              --          436,327               --               --
Net (loss) income........................  $      (26,565)  $      434,281   $        4,565   $        6,642
                                           ==============   ==============   ==============   ==============
Basic net (loss) income per share:
  (Loss) income from continuing
    operations...........................  $        (0.32)  $        (0.07)  $         0.04   $         0.06
  Income from discontinued operation.....            0.09             0.05               --               --
  Extraordinary gain from sale of
    discontinued operation...............              --             3.78               --               --
                                           --------------   --------------   --------------   --------------
  Basic net (loss) income per share......  $        (0.23)  $         3.76   $         0.04   $         0.06
                                           ==============   ==============   ==============   ==============
Diluted net (loss) income per share:
  (Loss) income from continuing
    operations...........................  $        (0.32)  $        (0.07)  $         0.04   $         0.06
  Income from discontinued operation.....            0.09             0.05               --               --
  Extraordinary gain from sale of
    discontinued operation...............              --             3.78               --               --
                                           --------------   --------------   --------------   --------------
  Diluted net (loss) income per share....  $        (0.23)  $        $3.76   $         0.04   $         0.06
                                           ==============   ==============   ==============   ==============
Range of stock prices....................  $15.313-35.000   $12.000-17.438   $12.563-20.250   $12.500-22.500

                                                         YEAR ENDED DECEMBER 31, 1999
                                       -----------------------------------------------------------------
                                           FIRST            SECOND           THIRD            FOURTH
                                          QUARTER          QUARTER          QUARTER          QUARTER
                                       --------------   --------------   --------------   --------------
Net revenue..........................  $      359,705   $      402,276   $      402,497   $      442,609
Income from operations...............          38,517           42,455           27,997           27,386
Income from continuing operations....           3,364           25,139           20,500           24,165
Income from discontinued operation,
  net of taxes.......................           5,250           10,041           10,679           10,153
Net income...........................  $        8,614   $       35,180   $       31,179   $       34,318
                                       ==============   ==============   ==============   ==============
Basic net income per share:
  Income from continuing
    operations.......................  $         0.03   $         0.22   $         0.18   $         0.21
  Income from discontinued
    operation........................            0.05             0.09             0.09             0.09
                                       --------------   --------------   --------------   --------------
  Basic net income per share.........  $         0.08   $         0.31   $         0.27   $         0.30
                                       ==============   ==============   ==============   ==============
Diluted net income per share:
  Income from continuing
    operations.......................  $         0.03   $         0.21   $         0.18   $         0.21
  Income from discontinued
    operation........................            0.05             0.09   $         0.09             0.09
                                       --------------   --------------   --------------   --------------
  Diluted net income per share.......  $         0.08   $         0.30   $         0.27   $         0.30
                                       ==============   ==============   ==============   ==============
Range of stock prices................  $34.625-53.375   $34.750-45.500   $16.875-41.938   $16.000-25.031

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quintiles Transnational Corp.:

     We have audited the accompanying consolidated balance sheets of Quintiles Transnational Corp. (a North Carolina corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Raleigh, North Carolina,
January 26, 2001, except
with respect to the matter discussed in
the first paragraph of Note 6, as to
which the date is February 6, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each of our directors and executive officers who serve in such capacities as of the filing date of this Form 10-K or have consented to serve in such capacities as of a specified future date. There are no family relationships between any of our directors or executive officers.

                   NAME                     AGE            POSITION WITH THE COMPANY
                   ----                     ---            -------------------------
James L. Bierman..........................  48     Chief Financial Officer
Robert C. Bishop, Ph.D....................  58     Director
E.G.F. Brown..............................  56     Director
Vaughn D. Bryson..........................  62     Director
Santo J. Costa............................  55     Vice Chairman and Director
Chester W. Douglass, DMD, Ph.D............  60     Director
Dennis B. Gillings, Ph.D..................  56     Chairman and Chief Executive Officer
Jim D. Kever..............................  48     Director
Pamela J. Kirby, Ph.D.....................  47     Chief Executive Officer-Elect
Arthur M. Pappas..........................  53     Director
John S. Russell...........................  46     Senior Vice President, General Counsel and
                                                     Head Global Human Services
Eric J. Topol, M.D........................  46     Director
Virginia W. Weldon, M.D...................  65     Director

     JAMES L. BIERMAN became Chief Financial Officer in February 2000 and served as our Senior Vice President, Corporate Development since 1998. Previously, Mr. Bierman spent 22 years with Arthur Andersen L.L.P. As a partner of this international professional services organization, he worked with a diversified broad-base of companies solving complex business problems. His experience ranges from applying knowledge of complex business processes to improve operational efficiency and effectiveness while reducing risk to researching and developing leading-edge accounting issues. He has been a frequent speaker at various industry trade group-sponsored symposiums on various financial and accounting topics. He has authored several articles, the latest of which was published in Bank Director White Paper Mergers and Acquisitions: Strategies and Trends Shaping the Industry. The article is titled "Mergers of Equals vs. Acquisition:
Strategies for Success." Mr. Bierman is a director of Mediconsult Inc., a provider of online health information. Mr. Bierman received his B.A. degree in Economics/History from Dickinson College in Carlisle, Pennsylvania, and attended Cornell University's Johnson Graduate School of Management, where he received his M.B.A.

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

     E. G. F. BROWN has served as a director since January 1998. Mr. Brown was Chairman -- Mainland Europe of Tibbett & Britten Group plc. Mr. Brown was previously an Executive Director of T.D.G. PLC, a European logistics company, and a director of Datrontech PLC, a distributor of personal computer components. Prior to joining TDG in 1996, Mr. Brown served as Operations Director for NFC PLC, a supply chain logistics company. Mr. Brown was educated at Exeter and Reading Universities and the London Business School.

     VAUGHN D. BRYSON has served as a director since March 1997. Mr. Bryson is President of Life Science Advisors, LLC, a consulting firm focused on assisting biopharmaceutical and medical device firms in building shareholder value. Mr. Bryson is also the President and founder of Clinical Products, a medical foods company. Mr. Bryson was a 32 year employee of Eli Lilly & Co. ("Lilly"), a global research-based pharmaceutical corporation, where he served as President and Chief Executive Officer from 1991 until June 1993; he was Executive Vice President from 1986 until 1991. He served as a director of Lilly from 1984 until his retirement in 1993. From April 1994 to December 1996, Mr. Bryson served as Vice Chairman of Vector Securities International, Inc., an investment banking firm. Mr. Bryson is a director of Ariad Pharmaceuticals, Inc., a company dedicated to the development of gene, cell and protein therapy products featuring dose dependent regulation by small molecule drugs, as well as small molecule inhibitors of signal transduction; AtheroGenics Inc., a biopharmaceutical company focused on research and development of genes that regulate atherosclerosis and cancer; Chiron Corporation, a global healthcare company participating in biopharmaceuticals, vaccines and blood testing; and Amylin Pharmaceuticals, Inc., a developmental stage biopharmaceutical company focusing on metabolic disorders.

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

     CHESTER W. DOUGLASS, DMD, PH.D. has served as a director since 1983. Dr. Douglass is Professor and Chairman of the Department of Oral Health Policy and Epidemiology, Harvard University School of Dental Medicine and Professor, Department of Epidemiology, Harvard University School of Public Health. Dr. Douglass has served over 30 years in various academic appointments at Temple University, the University of North Carolina at Chapel Hill and Harvard University. Dr. Douglass received a D.M.D. from the Temple University School of Dentistry, an M.P.H. from the University of Michigan School of Public Health and a Ph.D. from the University of Michigan Rackham School of Graduate Studies.

     DENNIS B. GILLINGS, PH.D. founded Quintiles in 1982 and has served as Chief Executive Officer and Chairman of the Board of Directors since its inception. Effective April 2, 2001, Dr. Gillings will resign as Chief Executive Officer. From 1972 to 1988, Dr. Gillings served as a professor in the Department of Biostatistics at the University of North Carolina at Chapel Hill. During his tenure as a professor, he was active in statistical consulting for the pharmaceutical industry. Dr. Gillings currently serves on the Dean's Advisory Council of the University of North Carolina School of Public Health. Dr. Gillings has been published widely in scientific and medical journals. Dr. Gillings serves as a director of Triangle Pharmaceuticals, Inc., a company engaged in the development of new drug candidates primarily in the antiviral area; WebMD Corporation, a company providing online services to the healthcare industry; and the Medicines Company, a company that develops and commercializes selected pharmaceutical products in late stages of development. Dr. Gillings received a Diploma in Mathematical Statistics from the University of Cambridge and a Ph.D. in Mathematics from the University of Exeter.

     JIM D. KEVER has served as a director since June 1999. Mr. Kever currently serves as Co-Chief Executive Officer of the Transaction Services Division of WebMD. Mr. Kever served as Chief Executive Officer of ENVOY Corporation ("ENVOY") from the Company's acquisition of ENVOY in March 1999 as a wholly-owned subsidiary until its sale in May 2000. Mr. Kever served as President and Co-Chief Executive Officer of ENVOY from August 1995 until March 1999 and as a director of ENVOY from its incorporation in August 1994 until March 1999. Prior to such time, he served as ENVOY's Executive Vice President, Secretary and General Counsel from the date of incorporation. Mr. Kever previously served as a director and Secretary,

Treasurer and General Counsel of ENVOY's former parent corporation since 1981 and as Executive Vice President since 1984. Mr. Kever also is a director of Transaction System Architects, Inc., a supplier of electronic payment software products and network integration solutions; 3D Systems Corporation, a manufacturer of technologically advanced solid imaging systems and prototype models; and Tyson Foods, a food production company, where he also serves on the audit and ethics committees.

     PAMELA J. KIRBY, PH.D. will become the Company's Chief Executive Officer on April 2, 2001. Previously, she served as Head of Global Strategic Marketing and Business Development of the Pharmaceuticals Division of F. Hoffmann-La Roche Ltd. in Basel, Switzerland. Dr. Kirby served from 1996 until 1998 as global commercial director with British Biotech plc, a drug development company. Prior to that, Dr. Kirby held several positions with Astra AB, a pharmaceuticals company, including serving as corporate vice president for Strategy, Marketing and Business Development. She also served as managing director of Astra's subsidiaries in the United Kingdom and Ireland. She has held several board positions in the pharmaceutical industry. Dr. Kirby holds a doctoral degree in clinical pharmacology and an undergraduate degree in pharmacology from the University of London.

     ARTHUR M. PAPPAS has served as a director since September 1994. Mr. Pappas is Chairman and Chief Executive Officer of A. M. Pappas & Associates, LLC, an international consulting, investment and venture company that works with life science companies, products and related technologies. Prior to founding A. M. Pappas & Associates in 1994, Mr. Pappas was a director on the main board of Glaxo Holdings plc with executive responsibilities for operations in Asia Pacific, Latin America, and Canada. In this capacity, he served as Chairman and Chief Executive Officer of Glaxo Far East (Pte) Ltd. and Glaxo Latin America Inc., as well as Chairman of Glaxo Canada Inc. Mr. Pappas has held various senior executive positions with Abbott Laboratories International Ltd., Merrell Dow Pharmaceuticals, and the Dow Chemical Company, in the United States and internationally. Mr. Pappas is a director of Valentis Inc., a gene therapy research company; Embrex Inc., a research and development company specializing in poultry in-the-egg delivery systems; KeraVision, Inc., a company developing products for reversible vision correction surgery; and AtheroGenics Inc., a biopharmaceutical company focused on research and development of genes that regulate atherosclerosis and cancer. He is also a director of privately-held ArgoMed, Inc., EBM Solutions, Inc. and Elitra Pharmaceuticals. Mr. Pappas received a B.S. in biology from Ohio State University and an M.B.A. in finance from Xavier University.

     JOHN S. RUSSELL serves as Senior Vice President and General Counsel and Head Global Human Resources. He is also the Corporate Secretary. Mr. Russell joined the Company in 1998 after 12 years in private practice as a partner in the Raleigh office of the Moore and Van Allen law firm, where he was head of the Corporate Practice group. Prior to that time, he was an editor in the trade books division of Houghton Mifflin Company in New York City. Mr. Russell has served as Director of the North Carolina Railroad Company as well as several nonprofit concerns. He has spoken and published widely on legal and literary topics. His novel, Favorite Sons, was published by Algonquin Books in 1992. Mr. Russell received a B.A. degree from the University of North Carolina at Chapel Hill, his M.A. from Columbia University and a J.D. degree from Harvard Law School.

     ERIC J. TOPOL, M.D. has served as a director since November 1997. Dr. Topol is the Chairman of the Department of Cardiology and co-director of the Heart Center at The Cleveland Clinic Foundation. He has served as Study Chairman for clinical trials of well over 100,000 patients over the past decade. Dr. Topol was a faculty member of the University of Michigan from 1985 until 1991 before moving to his current post. He has authored more than 500 publications in leading peer-review medical journals and is the editor of more than 10 books. Dr. Topol has been elected to the American Society of Clinical Investigation and the American Association of Physicians. He previously served as a director for Rhone Poulenc Rorer, a leading life sciences company specializing in innovations in human, plant and animal health. Dr. Topol received his M.D. at the University of Rochester and completed post-doctoral training at the University of California, San Francisco and the Johns Hopkins Medical Center.

     VIRGINIA V. WELDON, M.D. has served as a director since November 1997. Dr. Weldon served as Senior Vice President, Public Policy, Monsanto Company, an agro-chemicals and biotechnology (life sciences) company, from October 1993 until her retirement in March 1998. Previously, she was Professor of Pediatrics, Vice Chancellor for Medical Affairs and Vice President of the Medical Center at Washington University in St. Louis. Dr. Weldon has received recognition from numerous medical, scientific and educational organizations, among them the Association of American Medical Colleges, of which she served as Chairman. In 1994, Dr. Weldon was one of 18 individuals appointed to the President's Committee of Advisors on Science and Technology. More recently, she became a member of the California Institute of Technology Board of Trustees. Dr. Weldon received her medical degree from the State University of New York at Buffalo. She also completed post-doctoral studies at the Johns Hopkins University.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

FINANCIAL STATEMENTS                                          FORM 10-K PAGE
--------------------                                          --------------
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................        29
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................        30
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................        31
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............        32
Notes to Consolidated Financial Statements..................        33
Report of Independent Public Accountants....................        52

     (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT                                    DESCRIPTION
-------                                    -----------
 3.01(1)       --  Amended and Restated Articles of Incorporation, as amended
 3.02(2)       --  Amended and Restated Bylaws, as amended
 4.01          --  Amended and Restated Articles of Incorporation, as amended
                   (see Exhibit 3.01)
 4.02          --  Amended and Restated Bylaws, as amended (see Exhibit 3.02)
 4.03(3)       --  Specimen certificate for Common Stock, $0.01 par value per share

EXHIBIT                                    DESCRIPTION
-------                                    -----------
 4.04(4)       --  Amended and Restated Rights Agreement, dated as of November
                   5, 1999 and amended and restated as of May 4, 2000 between
                   Quintiles Transnational Corp. and First Union National Bank,
                   including form of Articles of Amendment of Amended and
                   Restated Articles of Incorporation, form of Rights
                   Certificate and the Summary of Rights to Purchase Preferred
                   Stock
10.01(5)(6)    --  Employment Agreement, dated February 22, 1994, by and
                   between Dr. Dennis B. Gillings and Quintiles Transnational
                   Corp.
10.02(6)(7)    --  Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles
                   Transnational Corp.
10.03(6)(7)    --  Amended and Restated Executive Employment Agreement, dated
                   November 30, 1999, by and between Santo J. Costa and
                   Quintiles Transnational Corp.
10.04(6)(7)    --  Amended and Restated Executive Employment Agreement, dated
                   March 17, 2000, by and between Dr. Ludo Reynders and
                   Quintiles, Inc.
10.05(6)(7)    --  Amended and Restated Employment Agreement, dated March 30,
                   1999 by and between Jim D. Kever and Envoy Corporation
10.06(6)(7)    --  Amendment to Executive Employment Agreement, dated November
                   23, 1999, by and between Jim D. Kever and Envoy Corporation
10.07(6)(7)    --  Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.08(6)(7)    --  Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational
                   Corp.
10.09(6)(7)    --  Amendment to Executive Employment Agreement, dated October
                   26, 1999, by and between John S. Russell and Quintiles
                   Transnational Corp.
10.10(5)(6)    --  Quintiles Transnational Corp. Non-Qualified Employee
                   Incentive Stock Option Plan
10.11(6)(7)    --  Quintiles Transnational Corp. Equity Compensation Plan, as
                   amended and restated on November 4, 1999
10.12(6)(7)    --  Quintiles Transnational Corp. Elective Deferred Compensation
                   Plan, as amended and restated
10.13(6)(7)    --  Quintiles Transnational Corp. Nonqualified Stock Option Plan
10.14(8)       --  Underlease, dated November 28, 1997, by and between PDFM
                   Limited and Quintiles (UK) Limited and guaranteed by the
                   Company
10.15(7)       --  Consulting Agreement dated as of January 1, 2000 between
                   Quintiles Transnational Corp. and A.M. Pappas & Associates,
                   LLC. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission on June
                   15, 2000.
10.16(9)       --  Agreement for the Provision of Research Services and Lease
                   of Business Assets dated as of March 3, 1995, between Syntex
                   Pharmaceuticals Limited, Quintiles Scotland Limited,
                   Quintiles (UK) Limited, and Roche Products Limited
10.17(10)      --  Credit Agreement dated as of August 7, 1998
10.18          --  Amendment, dated November 8, 2000, to Credit Agreement
10.19(11)      --  Agreement for the Provision of Research Services and
                   Purchase of Business Assets, dated as of January 1, 1999,
                   between Hoescht Marion Roussel, Inc. and Quintiles, Inc.
10.20(12)      --  Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD
                   Corporation, Pine Merger Corp., Envoy Corp. and Qfinance,
                   Inc.

EXHIBIT                                    DESCRIPTION
-------                                    -----------
10.21(13)      --  Data Rights Agreement, dated as of May 26, 2000, by and between Healtheon/WebMD Corporation and Quintiles
                   Transnational Corp. Confidential treatment of portions of
                   this exhibit was granted by the Securities and Exchange
                   Commission on November 22, 2000.
21             --  Subsidiaries
23.01          --  Consent of Arthur Andersen LLP
24.01          --  Power of Attorney (included on the signature page hereto)

---------------

 (1) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission, on November 15, 1999, and incorporated herein by reference.
 (2) Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.
 (3) Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.
 (4) Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.
 (5) Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.
 (6) Executive compensation plans and arrangements.
 (7) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.
 (8) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.
 (9) Exhibit to our Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.
(10) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.
(11) Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.
(12) Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.
(13) Exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.

     (b) Reports on Form 8-K.

     We filed a Current Report on Form 8-K dated October 19, 2000, including as an exhibit a press release regarding our financial results for the period ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 30th day of March, 2001.

                                          QUINTILES TRANSNATIONAL CORP.

                                          By: /s/ DENNIS B. GILLINGS, PH.D.
                                            ------------------------------------
                                                 Dennis B. Gillings, Ph.D.
                                            Chairman and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

            /s/ DENNIS B. GILLINGS, PH.D.              Chairman and Chief Executive     March 30, 2001
-----------------------------------------------------    Officer
              Dennis B. Gillings, Ph.D.

                /s/ JAMES L. BIERMAN                   Chief Financial Officer          March 30, 2001
-----------------------------------------------------
                  James L. Bierman

                /s/ ROBERT C. BISHOP                   Director                         March 30, 2001
-----------------------------------------------------
               Robert C. Bishop, Ph.D.

                  /s/ E.G.F. BROWN                     Director                         March 30, 2001
-----------------------------------------------------
                   E. G. F. Brown

                /s/ VAUGHN D. BRYSON                   Director                         March 30, 2001
-----------------------------------------------------
                  Vaughn D. Bryson

                 /s/ SANTO J. COSTA                    Vice-Chairman and Director       March 30, 2001
-----------------------------------------------------
                   Santo J. Costa

               /s/ CHESTER W. DOUGLASS                 Director                         March 30, 2001
-----------------------------------------------------
             Chester W. Douglass, Ph.D.

                  /s/ JIM D. KEVER                     Director                         March 30, 2001
-----------------------------------------------------
                    Jim D. Kever

                /s/ ARTHUR M. PAPPAS                   Director                         March 30, 2001
-----------------------------------------------------
                  Arthur M. Pappas

               /s/ ERIC J. TOPOL, M.D.                 Director                         March 30, 2001
-----------------------------------------------------
                 Eric J. Topol, M.D.

            /s/ VIRGINIA V. WELDON, M.D.               Director                         March 30, 2001
-----------------------------------------------------
              Virginia V. Weldon, M.D.

                                 EXHIBIT INDEX

EXHIBIT                                    DESCRIPTION
-------                                    -----------
 3.01(1)       --  Amended and Restated Articles of Incorporation, as amended
 3.02(2)       --  Amended and Restated Bylaws, as amended
 4.01          --  Amended and Restated Articles of Incorporation, as amended
                   (see Exhibit 3.01)
 4.02          --  Amended and Restated Bylaws, as amended (see Exhibit 3.02)
 4.03(3)       --  Specimen certificate for Common Stock, $0.01 par value per share
 4.04(4)       --  Amended and Restated Rights Agreement, dated as of November
                   5, 1999 and amended and restated as of May 4, 2000 between
                   Quintiles Transnational Corp. and First Union National Bank,
                   including form of Articles of Amendment of Amended and
                   Restated Articles of Incorporation, form of Rights
                   Certificate and the Summary of Rights to Purchase Preferred
                   Stock
10.01(5)(6)    --  Employment Agreement, dated February 22, 1994, by and
                   between Dr. Dennis B. Gillings and Quintiles Transnational
                   Corp.
10.02(6)(7)    --  Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles
                   Transnational Corp.
10.03(6)(7)    --  Amended and Restated Executive Employment Agreement, dated
                   November 30, 1999, by and between Santo J. Costa and
                   Quintiles Transnational Corp.
10.04(6)(7)    --  Amended and Restated Executive Employment Agreement, dated
                   March 17, 2000, by and between Dr. Ludo Reynders and
                   Quintiles, Inc.
10.05(6)(7)    --  Amended and Restated Employment Agreement, dated March 30,
                   1999 by and between Jim D. Kever and Envoy Corporation
10.06(6)(7)    --  Amendment to Executive Employment Agreement, dated November
                   23, 1999, by and between Jim D. Kever and Envoy Corporation
10.07(6)(7)    --  Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.08(6)(7)    --  Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational
                   Corp.
10.09(6)(7)    --  Amendment to Executive Employment Agreement, dated October
                   26, 1999, by and between John S. Russell and Quintiles
                   Transnational Corp.
10.10(5)(6)    --  Quintiles Transnational Corp. Non-Qualified Employee
                   Incentive Stock Option Plan
10.11(6)(7)    --  Quintiles Transnational Corp. Equity Compensation Plan, as
                   amended and restated on November 4, 1999
10.12(6)(7)    --  Quintiles Transnational Corp. Elective Deferred Compensation
                   Plan, as amended and restated
10.13(6)(7)    --  Quintiles Transnational Corp. Nonqualified Stock Option Plan
10.14(8)       --  Underlease, dated November 28, 1997, by and between PDFM
                   Limited and Quintiles (UK) Limited and guaranteed by the
                   Company
10.15(7)       --  Consulting Agreement dated as of January 1, 2000 between
                   Quintiles Transnational Corp. and A.M. Pappas & Associates,
                   LLC. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission on June
                   15, 2000.
10.16(9)       --  Agreement for the Provision of Research Services and Lease
                   of Business Assets dated as of March 3, 1995, between Syntex
                   Pharmaceuticals Limited, Quintiles Scotland Limited,
                   Quintiles (UK) Limited, and Roche Products Limited
10.17(10)      --  Credit Agreement dated as of August 7, 1998
10.18          --  Amendment, dated November 8, 2000, to Credit Agreement

EXHIBIT                                    DESCRIPTION
-------                                    -----------
10.19(11)      --  Agreement for the Provision of Research Services and
                   Purchase of Business Assets, dated as of January 1, 1999,
                   between Hoescht Marion Roussel, Inc. and Quintiles, Inc.
10.20(12)      --  Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD
                   Corporation, Pine Merger Corp., Envoy Corp. and Qfinance,
                   Inc.
10.21(13)      --  Data Rights Agreement, dated as of May 26, 2000, by and between Healtheon/WebMD Corporation and Quintiles
                   Transnational Corp. Confidential treatment of portions of
                   this exhibit was granted by the Securities and Exchange
                   Commission on November 22, 2000.
21             --  Subsidiaries
23.01          --  Consent of Arthur Andersen LLP
24.01          --  Power of Attorney (included on the signature page hereto)

---------------

 (1) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission, on November 15, 1999, and incorporated herein by reference.
 (2) Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.
 (3) Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.
 (4) Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.
 (5) Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.
 (6) Executive compensation plans and arrangements.
 (7) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.
 (8) Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.
 (9) Exhibit to our Current Report on Form 8-K dated March 6, 1995, as filed with the Securities and Exchange Commission on March 20, 1995, and incorporated herein by reference.
(10) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.
(11) Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.
(12) Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.
(13) Exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.