Form 10-Q
period 2001-03-31
QUINTILES TRANSNATIONAL CORP
filed 2001-05-15
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2001
                                                 --------------

                        Commission file number 000-23520
                                               ---------


                          QUINTILES TRANSNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                56-1714315
-----------------------------------         ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

4709 Creekstone Dr., Suite 200
           Durham, NC                                      27703-8411
----------------------------------------                ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2001 was 116,603,423

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                      Index

                                                                                Page
Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Condensed consolidated balance sheets -
                   March 31, 2001 and December 31, 2000                           3

                   Condensed consolidated statements of
                   operations - Three months ended
                   March 31, 2001 and 2000                                        4

                   Condensed consolidated statements of
                   cash flows - Three months ended
                   March 31, 2001 and 2000                                        5

                   Notes to condensed consolidated financial
                   statements - March 31, 2001                                    6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  9

          Item 3.  Quantitative and Qualitative Disclosure
                   about Market Risk                                              20

Part II.  Other Information

          Item 1.  Legal Proceedings                                              20

          Item 2.  Changes in Securities - Not Applicable                         22

          Item 3.  Defaults upon Senior Securities - Not Applicable               22

          Item 4.  Submission of Matters to a Vote of Security
                   Holders  - Not Applicable                                      22

          Item 5.  Other Information - Not Applicable                             22

          Item 6.  Exhibits and Reports on Form 8-K                               22

Signatures                                                                        23

Exhibit Index                                                                     24

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31             DECEMBER 31
                                                                     2001                  2000
                                                                 -----------           -----------
                                                                 (unaudited)             (Note 1)
ASSETS                                                                    (In thousands)
Current assets:
   Cash and cash equivalents                                     $   377,946           $   330,214
   Trade accounts receivable and unbilled services, net              446,859               413,992
   Investments in debt securities                                     28,726                31,080
   Prepaid expenses                                                   34,081                31,984
   Other current assets and receivables                               27,911                29,405
                                                                 -----------           -----------
         Total current assets                                        915,523               836,675

Property and equipment                                               610,155               602,950
Less accumulated depreciation                                       (222,352)             (210,990)
                                                                 -----------           -----------
                                                                     387,803               391,960
Intangibles and other assets:
   Intangibles, net                                                  196,322               194,814
   Investments in debt securities                                     47,228                76,732
   Investments in marketable equity securities                       257,998               384,040
   Deferred income taxes                                              31,615                29,175
   Deposits and other assets                                          53,428                48,182
                                                                 -----------           -----------
                                                                     586,591               732,943
                                                                 -----------           -----------
         Total assets                                            $ 1,889,917           $ 1,961,578
                                                                 ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                               $        17           $        44
   Accounts payable and accrued expenses                             255,368               255,238
   Credit arrangements, current                                       22,862                20,027
   Unearned income                                                   208,293               194,201
   Income taxes payable                                               54,842                51,284
   Deferred income taxes                                               4,545                 4,774
   Other current liabilities                                           1,655                 2,423
                                                                 -----------           -----------
        Total current liabilities                                    547,582               527,991

Long-term liabilities:
   Credit arrangements, less current portion                          11,077                18,965
   Other liabilities                                                  10,547                 9,916
                                                                 -----------           -----------
                                                                      21,624                28,881
                                                                 -----------           -----------
        Total liabilities                                            569,206               556,872

Shareholders' equity:
   Preferred stock, none issued and outstanding
        at March 31, 2001 and December 31, 2000,
        respectively                                                      --                    --
   Common stock and additional paid-in capital,
      116,460,666 and 115,933,182 shares issued
      and outstanding at March 31, 2001 and
      December 31, 2000, respectively                                881,535               876,407
   Retained earnings                                                 630,772               622,985
   Accumulated other comprehensive loss                             (191,596)              (94,686)
                                                                 -----------           -----------
        Total shareholders' equity                                 1,320,711             1,404,706
                                                                 -----------           -----------
        Total liabilities and shareholders' equity               $ 1,889,917           $ 1,961,578
                                                                 ===========           ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                 -----------------------------
                                                                    2001               2000
                                                                 ---------          ---------
                                                                        (in thousands)

Net revenue                                                      $ 404,470          $ 414,845

Costs and expenses:
   Direct                                                          241,006            252,409
   General and administrative                                      134,717            138,129
   Depreciation and amortization                                    22,653             23,122
   Restructuring                                                        --             58,592
                                                                 ---------          ---------
                                                                   398,376            472,252
                                                                 ---------          ---------
Income (loss) from operations                                        6,094            (57,407)

Other income, net                                                    5,534              1,948
                                                                 ---------          ---------

Income (loss) from continuing operations before
   income taxes                                                     11,628            (55,459)
Income tax expense (benefit)                                         3,837            (18,300)
                                                                 ---------          ---------

Income (loss) from continuing operations                             7,791            (37,159)

Income from discontinued operation, net of income taxes                 --             10,594
                                                                 ---------          ---------

Net income (loss)                                                $   7,791          $ (26,565)
                                                                 =========          =========

Basic net income (loss) per share:
   Income (loss) from continuing operations                      $    0.07          $   (0.32)
   Income from discontinued operation                                   --               0.09
                                                                 ---------          ---------
   Basic net income (loss) per share                             $    0.07          $   (0.23)
                                                                 =========          =========

Diluted net income (loss) per share:
   Income (loss) from continuing operations                      $    0.06          $   (0.32)
   Income from discontinued operation                                   --               0.09
                                                                 ---------          ---------
   Diluted net income (loss) per share                           $    0.06          $   (0.23)
                                                                 =========          =========


The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            THREE MONTHS ENDED MARCH 31
                                                                             2001                 2000
                                                                           ---------           ---------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                          $   7,791           $ (26,565)
Income from discontinued operation, net of income taxes                           --             (10,594)
                                                                           ---------           ---------
Income (loss) from continuing operations                                       7,791             (37,159)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization                                               22,653              23,122
   Restructuring charge (payments) accrual, net                               (7,100)             50,874
   Benefit from deferred income tax expense                                     (105)               (328)
  Change in operating assets and liabilities                                  36,506             (59,621)
  Other                                                                          678                 (97)
                                                                           ---------           ---------
Net cash provided by (used in) operating activities                           60,423             (23,209)

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                            2,279               1,731
Acquisition of property and equipment                                        (24,019)            (26,545)
Acquisition of businesses, net of cash acquired                               (6,522)                 --
Proceeds from (purchases of) debt securities, net                             32,667              (3,667)
Purchases of equity investments                                              (13,576)             (1,760)
Other                                                                             --                 217
                                                                           ---------           ---------
Net cash used in investing activities                                         (9,171)            (30,024)

FINANCING ACTIVITIES
(Decrease) increase in lines of credit, net                                      (26)                237
Principal payments on credit arrangements, net                                (4,370)             (5,678)
Issuance of common stock, net                                                  6,033               4,891
Repurchase of common stock                                                      (471)             (6,517)
Dividend from discontinued operation                                              --               9,515
                                                                           ---------           ---------
Net cash provided by financing activities                                      1,166               2,448

Effect of foreign currency exchange rate changes on cash                      (4,686)             (1,381)
                                                                           ---------           ---------

Increase (decrease) in cash and cash equivalents                              47,732             (52,166)
Cash and cash equivalents at beginning of period                             330,214             191,653
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $ 377,946           $ 139,487
                                                                           =========           =========


The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2001

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements of the Company. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 of Quintiles Transnational Corp. (the "Company").

For an update of the Company's legal proceedings, refer to Item 1 of Part II of this Form 10-Q.

2.     Acquisitions

During the first quarter of 2001, the Company acquired OEC, SA, a Switzerland-based company that provides drug safety services to the pharmaceutical industry, and Ungerer Laboratory, a laboratory based in Pretoria, South Africa specializing in microbiology, molecular biology and hematology. These transactions were accounted for as purchases with an aggregate purchase price of approximately $7.1 million.

3.     Stock Repurchase

The authorization by the Board of Directors to repurchase up to $200 million of the Company's Common Stock expired March 1, 2001. The Company did not enter into any agreements to repurchase its Common Stock under this authorization during 2001.

On March 13 , 2001, the Board of Directors authorized the Company to repurchase up to $100 million of the Company's Common Stock until March 1, 2002. During the first three months of 2001, the Company entered into agreements to repurchase 100,000 shares of its Common Stock for an aggregate price of approximately $1.7 million.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


4. Significant Customers

One customer accounted for 11.4% of consolidated net revenue for the three months ended March 31, 2001. No one customer accounted for 10% of consolidated net revenue for the three months ended March 31, 2000. The revenues were derived from each of the Company's segments.

5. Restructuring Charge

During 2000, the Company adopted a restructuring plan ("Original Plan") and a follow-on restructuring plan ("New Plan") which resulted in the recognition of a restructuring charge of $58.6 million. Of the approximately 990 positions that were to be eliminated under these plans, 824 positions have been terminated as of March 31, 2001, which includes 755 positions under the original plan.

The following table reflects the costs incurred during the first three months of 2001 under the plans (in thousands):


                                  Balance at         Original Plan           New Plan         Balance at
                               December 31, 2000  Write-Offs/Payments  Write-Offs/Payments  March 31, 2001
                               -----------------  -------------------  -------------------  --------------
Severance and related costs          $  8,867           $   (666)          $ (2,142)          $  6,059
Exit costs                              5,788             (1,127)              (725)             3,936
                                     --------           --------           --------           --------
                                     $ 14,655           $ (1,793)          $ (2,867)          $  9,995
                                     ========           ========           ========           ========

6. Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                        Three Months Ended March 31
                                        ---------------------------
                                           2001             2000
                                         -------          -------
Weighted average shares:
Basic weighted average shares            116,338          115,392
Effect of dilutive securities:
   Stock options                           3,726               --
                                         -------          -------
Diluted weighted average shares          120,064          115,392
                                         =======          =======

Options to purchase approximately 8.8 million shares of common stock were outstanding during the three months ended March 31, 2001, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Warrants to purchase 10 million shares of common stock were outstanding during the three months ended March 31, 2001, but were not included in the computation of diluted net income per share because the warrants' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

7.       Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The Company does not include net revenue and expenses relating to the Internet initiative (approximately $33,000 and $6.0 million, respectively, for the three months ended March 31, 2001 and approximately $445,000 and $3.2 million, respectively, for the three months ended March 31, 2000), non-recurring costs, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                                  Three Months Ended March 31
                                 -----------------------------
                                   2001                 2000
                                 ---------           ---------

Net revenue:
   Product development           $ 216,954           $ 200,496
   Commercialization               172,018             200,356
   Informatics                      15,465              13,548
                                 ---------           ---------
                                 $ 404,437           $ 414,400
                                 =========           =========

Income from operations:
   Product development           $   8,482           $  (9,245)
   Commercialization                 6,340              15,669
   Informatics                      (2,733)             (2,495)
                                 ---------           ---------
                                 $  12,089           $   3,929
                                 =========           =========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


8. Comprehensive Income

The following table represents the Company's comprehensive income for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                 Three Months Ended March 31
                                                                                 ---------------------------
                                                                                   2001               2000
                                                                                 --------           --------
Net income (loss)                                                                $  7,791           $(26,565)
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable securities, net of income taxes           (82,964)            10,107
   Foreign currency adjustment                                                    (13,946)            (7,447)
                                                                                 --------           --------

Comprehensive loss                                                               $(89,119)          $(23,905)
                                                                                 ========           ========


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

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, the risk the market for our products and services will not grow as we expect, the risk that our PharmaBio transactions will not generate revenues, profits or return on investment at the rate or levels we expect, our ability to efficiently distribute backlog among therapeutic business units and match demand to resources, actual operating performance, the actual savings and operating improvements resulting from the restructuring, the ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, and the ability to operate successfully in new lines of business. In addition, our data products business remains subject to state and federal regulations and contracts with data vendors, including WebMD Corporation. See "Risk Factors" below for additional factors that could cause actual results to differ.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Results of Continuing Operations

Three Months Ended March 31, 2001 and 2000

Net revenue for the first quarter of 2001 was $404.5 million, a decrease of $10.4 million or 2.5% over the first quarter of 2000 net revenue of $414.8 million. Net revenue decreased as a result of large commercialization contracts that were terminated or converted in-house during the second half of 2000 instead of being renewed. This decrease was partially offset by $5.2 million of net revenue contributed by an acquisition completed in the first quarter of 2001 and an increase of approximately $3.6 million in net revenue from our Phase I development services. We experienced strong growth in the Asia Pacific region but a decrease in the Americas region primarily resulting from the decline in the commercialization segment. The growth in the Europe and Africa region was negatively impacted by approximately $13.8 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro and other European currencies.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $241.0 million or 59.6% of net revenue for the first quarter of 2001 versus $252.4 million or 60.8% of net revenue for the first quarter of 2000.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $134.7 million or 33.3% of net revenue for the first quarter of 2001 versus $138.1 million or 33.3% of net revenue for the first quarter of 2000. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring. These reductions were partially offset by an increase of costs associated with initiatives begun during 2000. Below is a brief description of the progress made during 2001 on these initiatives:

o Costs relating to our Internet initiative increased $3.3 million. We are targeting the launch of several web-enabled products into beta testing during the second quarter of 2001.

o Costs relating to the implementation of a global shared service center increased $2.8 million. During the first quarter of 2001, we opened our finance shared service center in Scotland and anticipate the implementation to continue during the second quarter of 2001.

o Costs relating to the implementation of global account teams increased $2.8 million. We currently have 16 global account teams in place. The teams have regularly scheduled meetings to pursue key customers and contracts.

Depreciation and amortization were $22.7 million or 5.6% of net revenue for the first quarter of 2001 versus $23.1 million or 5.6% of net revenue for the first quarter of 2000.

Income from operations was $6.1 million or 1.5% of net revenue for the first quarter of 2001 versus a loss from operations of $57.4 million or (13.8%) of net revenue for the first quarter of 2000. Excluding the $6.0 million and $2.7 million for the Internet initiative in the first quarter of 2001 and 2000, respectively and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


the $58.6 million for the 2000 restructurings, income from operations was $12.1 million or 3.0% of net revenue for the first quarter of 2001 versus $3.9 million or .9% of net revenue for the first quarter of 2000.

Other income was $5.5 million for the first quarter of 2001 versus $1.9 million for the first quarter of 2000. The $3.6 million variation was primarily due to an increase in net interest income as a result of an increase in investable funds and a decrease in debt.

The effective income tax rate for the first quarter of 2001 was 33.0% versus a (33.0%) effective income tax rate for the first quarter of 2000. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the three months ended March 31, 2001 and 2000. We do not include net revenue and expenses relating to the Internet initiative and restructuring charges in our segment analysis, (dollars in millions).

                                      Net Revenue                        (Loss)/Income From Operations
                          -------------------------------       ----------------------------------------------
                                                   Growth                  % of Net                   % of Net
                          2001        2000            %          2001       Revenue        2000       Revenue
                         ------      ------        ------       ------      -------       ------      -------

Product development      $217.0      $200.5           8.2%      $  8.5          3.9%      $ (9.2)        (4.6%)
Commercialization         172.0       200.4         (14.1)         6.3          3.7         15.7          7.8
Informatics                15.5        13.5          14.1         (2.7)       (17.7)        (2.5)       (18.4)
                         ------      ------                     ------                    ------
                         $404.4      $414.4          (2.4%)     $ 12.1          3.0%      $  3.9           .9%
                         ======      ======                     ======                    ======

The product development group's financial performance improvement was a result of several factors, including process enhancements and cost reduction efforts in the American and European operations and growth in our Phase I development services.

The commercialization group's financial performance was negatively impacted during the quarter by several factors, including the effect of large contracts converted in-house or terminated by our customers during the second half of 2000 instead of being renewed, costs incurred relating to the increased global business development efforts and the effects of a collection issue with a non-pharmaceutical customer receivable.

The informatics group's performance was impacted by the net effect of a 14% increase in net revenue less the costs associated with developing new data products.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash provided by operations was $60.4 million for the three months ended March 31, 2001 versus cash outflows of $23.2 million for the comparable period of 2000. Included in cash provided by operations for the three months ended March 31, 2001 was an income tax refund of $47.6 million. Investing activities, for the three months ended March 31, 2001, consisted primarily of capital asset purchases. Capital asset purchases required an outlay of cash of $24.0 million for the three months ended March 31, 2001 compared to an outlay of $26.5 million for the same period in 2000. In 1999, we acquired substantial assets of Aventis' Kansas City-based Drug Innovation and Approval Facility. We believe that we will either pay the remainder of the purchase price for the facility, approximately $58 million, or enter into a long-term lease for the facility during 2001.

Total working capital was $367.9 million as of March 31, 2001, an increase of $59.3 million versus working capital of $308.7 million as of December 31, 2000. Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $238.6 million at March 31, 2001 as compared to $219.8 million at December 31, 2000. As of March 31, 2001, trade accounts receivable were $257.0 million versus $246.3 million at December 31, 2000. Unbilled services were $189.8 million at March 31, 2001 versus $167.7 million at December 31, 2000, offset by unearned income balances of $208.3 million and $194.2 million, respectively. The number of days of revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, increased to 47 days at March 31, 2001, from 43 days at December 31, 2000 as a result of seasonality.

Investments in debt securities were $76.0 million at March 31, 2001 as compared to $107.8 million at December 31, 2000. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer at par, and money funds. The $31.9 million decrease is a result of investments being called by the issuer.

Investments in strategic marketable equity securities at March 31, 2001 were $258.0 million, a decrease of $126.0 million, as compared to $384.0 million at December 31, 2000. This decrease is due to unrealized losses on the portfolio as a result of stock price declines. A significant factor was the decline in the stock price of WebMD Corporation.

We have a $150 million senior unsecured credit facility with a U.S. bank. In addition, we have available to us a (pound)10.0 million (approximately $14.4 million) unsecured line of credit and a (pound)1.5 million (approximately $2.2 million) general banking facility with an U.K. bank. At March 31, 2001, we did not have any outstanding balances on these facilities.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002. During the first three months of 2001, we entered into agreements to repurchase 100,000 shares for an aggregate price of $1.7 million. Shareholders' equity at March 31, 2001 was $1.32 billion versus $1.4 billion at December 31, 2000.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

We are currently making a substantial investment in developing an Internet platform for our product development and commercialization services, but we do not believe that we will see any positive impact to our revenues from this investment over the short term. We have entered into an agreement with WebMD Corporation and certain other vendors for them to provide web-enablement services to help us develop this platform. Performance and other issues regarding the agreement currently are under dispute with WebMD. If WebMD or other vendors fail to perform as required, if we are unable to favorably resolve our current dispute with WebMD or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with WebMD or other third parties, to achieve our objectives. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate web-enablement services, creating web-enablement services which our customers will find desirable and implementing our business model with respect to these services. Also, these expenditures are likely to negatively impact our profitability, at least until our web-enabled products are commercialized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in revenues resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts clients away from our services.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


On February 24, 2001, WebMD unilaterally stopped the transmission of data to us in violation of our rights under the data rights agreement. We have obtained a preliminary injunction requiring WebMD to continue the unaltered and uninterrupted flow of data to us until the matter can be resolved, and we intend to pursue our rights under the data agreement. If we are unable to enforce our rights to this data, we would have to re-negotiate the terms of our agreement with WebMD or seek to obtain similar data from alternate sources. These options may not be available if WebMD or third parties are not willing to negotiate or provide terms that are acceptable to us, or are unable to give us access to the quality and timeliness of data that we need to support our informatics products. If we do not have continued access to data on the terms we negotiated with WebMD or on similar terms, our informatics service group would not be able to support its contracts with existing customers or continue development projects as currently planned, which would have a material adverse effect on our business.

The potential loss or delay of our large contracts could adversely affect our results.

Many of our customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, over the past eighteen months we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

Our backlog may not be indicative of future results.

We report backlog, $1.9 billion at December 31, 2000, based on anticipated net revenue from uncompleted projects that our customers have authorized. We cannot assure you that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including:

o the variable size and duration of projects (some are performed over several years);
o  the loss or delay of projects; and
o  a change in the scope of work during the course of a project.

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

If we lose the services of Dennis Gillings, Pamela Kirby or other key personnel, our business could be adversely affected.

Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Chairman, and Pamela Kirby, Ph.D., our Chief Executive Officer. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings, Dr. Kirby or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

The markets for our services, particularly our informatics services, which include our data analysis services, are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to:

o  enhance our existing services;
o introduce new services on a timely and cost-effective basis to meet evolving customer requirements;
o  achieve market acceptance for new services; and
o  respond to emerging industry standards and other technological changes.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Exchange rate fluctuations may affect our results of operations and financial condition.

We derive a large portion of our net revenue from international operations; for example, we derived approximately 44.0% of our 2000 net revenue from outside the United States. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates and any trends associated with the transition to the euro, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

o Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

o Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at March 31, 2001. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We have one customer that accounted for 11.4% of our net revenues for the quarter ended March 31, 2001. These revenues resulted from services provided by each of our three service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

New healthcare legislation or regulation could restrict our informatics business.

On December 28, 2000, the Secretary of the Department of Health and Human Services issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish limitations on and procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosures of protected health information. The effective date of the final rule was April 14, 2001 and the compliance date is April 14, 2003. According to the Secretary, modifications and/or guidelines to the regulation will be forthcoming in the next few months. If state or federal legislation or a more restrictive regulation is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services. In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company did not have any material changes in market risk from December 31, 2000.

PART II.     Other Information

Item 1.      Legal Proceedings

         Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against us and several of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of our stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs seek unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believed the claims to be without merit and intended to defend the suit vigorously. Accordingly, we and the named officers and directors filed a motion to dismiss the amended complaint. Immediately prior to the hearing scheduled on February 6, 2001, on the motion to dismiss, the parties agreed to settle the lawsuit. The parties have negotiated a memorandum of understanding and the settlement is before the court for approval.

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

         On February 25, 2001, we initiated a lawsuit in Superior Court of Wake County, North Carolina against WebMD Corporation. Our complaint alleged that WebMD's suspension of the delivery of data to us on February 24, 2001 was a material breach of the Data Rights Agreement we entered into with WebMD in May 2000, and we requested a preliminary injunction to require WebMD to continue providing the data to us pending final resolution of the action. We obtained a temporary restraining order on February 25, 2001 requiring WebMD to continue the delivery of data to us pursuant to the Data Rights Agreement. WebMD removed the suit to the United States District Court for the Eastern District of North Carolina on March 1, 2001 and moved to dissolve the temporary restraining order. On March 5, 2001, the court denied the defendant's motion to dissolve the temporary restraining order and, subsequently extended the temporary restraining order through March 16, 2001. On March 16 and March 21, the court entered a preliminary

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


injunction requiring WebMD to continue the unaltered and uninterrupted flow of data, which WebMD appealed to the United States Court of Appeals for the Fourth Circuit on April 16, 2001. On April 7, 2001, at the request of the parties, the court entered a stay of the trial court proceedings through May 4, 2001 to facilitate settlement negotiations. The court extended the stay on April 27, 2001 through June 4, 2001. We intend to vigorously pursue the protection of our rights under the Data Rights Agreement.

         On May 8, 2001, Joseph Lewis renewed his civil lawsuit in the State Court of Fulton County, State of Georgia naming as defendants Richard L. Borison, Bruce I. Diamond, Janssen Pharmaceutica, Inc., Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, one of our subsidiaries. The plaintiff alleges that he suffered from schizophrenia and that he was given experimental drugs for this condition in connection with numerous clinical drug trials conducted by defendants Borison and Diamond between January 1988 and June 1996. The plaintiff alleges that the defendants and their agents conspired to conduct these drug trials on him, and that they improperly supervised, monitored and regulated the trials, causing him to have violent adverse reactions to the drugs involved in the trials. The plaintiff seeks to recover his actual damages in unspecified amounts, medical expenses, attorney fees, litigation costs and punitive damages. The plaintiff previously had dismissed his claims against us, without prejudice. We believe the claims to be without merit and intend to defend the suit vigorously.

         We are also a party in certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management that the outcome of these matters would not materially affect our consolidated financial position or results of operations.

Item 2.   Changes in Securities - Not applicable

Item 3.   Defaults upon Senior Securities -- Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.   Other Information -- Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

          Exhibit               Description

          10.01 Executive Employment Agreement, dated March 13, 2001, by and between Pamela J. Kirby and Quintiles Transnational Corp.

         (b) During the three months ended March 31, 2001, the Company filed or furnished four reports on Form 8-K.

The Company filed a Form 8-K, dated January 25, 2001, including its press release announcing the Company's earnings information for the period ended December 31, 2000.

The Company furnished a Form 8-K to the Securities and Exchange Commission,, dated February 24, 2001, disclosing that it had received notice that WebMD Corporation had interrupted the delivery of the data it is obligated to provide pursuant to the Data Rights Agreement dated May 26, 2000.

The Company furnished a Form 8-K to the Securities and Exchange Commission, dated March 14, 2001, disclosing that the Board of Directors authorized the repurchase of up to $100 million of the Company's Common Stock.

The Company furnished a Form 8-K to the Securities and Exchange Commission, dated March 21, 2001, including the Order of U.S. District Court, Eastern District of North Carolina requiring WebMD Corporation to provide data to the Company pursuant to the Data Rights Agreement dated May 26, 2000.

The reports on Form 8-K dated February 24, 2001, March 14, 2001 and March 21, 2001 were provided pursuant to Regulation FD. These reports shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

No other reports on Form 8-K were filed or furnished during the three months ended March 31, 2001.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Quintiles Transnational Corp.
                          -----------------------------
                                   Registrant



Date   May 15, 2001                   /s/ Dennis B. Gillings
      --------------------            -----------------------------------------
                                      Dennis B. Gillings, Chairman



Date  May 15, 2001                    /s/ James L. Bierman
      --------------------            -----------------------------------------
                                      James L. Bierman, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                  EXHIBIT INDEX




         Exhibit           Description
         -------           -----------

         10.01 Executive Employment Agreement, dated March 13, 2001, by and between Pamela J. Kirby and Quintiles Transnational Corp.