Form 10-Q
period 2001-06-30
QUINTILES TRANSNATIONAL CORP
filed 2001-07-30
CIK 919623

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

                        Commission file number 000-23520

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2001 was 119,640,936.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                      Index


                 Page

                 ----

Part I.           Financial Information

                  Item 1.           Financial Statements (unaudited)

                                    Condensed consolidated balance sheets -
                                    June 30, 2001 and December 31, 2000
                   3

                                    Condensed consolidated statements of
                                    operations - Three months ended June 30,
                                    2001 and 2000; six months ended June 30,
                                    2001 and 2000
                   4

                                    Condensed consolidated statements of
                                    cash flows - Six months ended
                                    June 30, 2001 and 2000
                   5

                                    Notes to condensed consolidated financial
                                    statements - June 30, 2001
                   6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of
Operations                  10

                  Item 3.           Quantitative and Qualitative Disclosure
                                    about Market Risk
                  24

Part II.          Other Information

                  Item 1.           Legal Proceedings
                  24

                  Item 2.           Changes in Securities
                  25

                  Item 3.           Defaults upon Senior Securities - Not
Applicable               25

                  Item 4.           Submission of Matters to a Vote of Security
                                    Holders
                  26

                  Item 5.           Other Information - Not Applicable
                  26

                  Item 6.           Exhibits and Reports on Form 8-K
                  26

                  Signatures
                  27

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30
DECEMBER 31
                                                                    2001
   2000
                                                                ------------
------------
                                                                (unaudited)
 (Note 1)
                                                                       (In
thousands)

ASSETS
Current assets:
   Cash and cash equivalents                                    $    411,436
$    330,214
   Trade accounts receivable and unbilled services, net              449,680
    413,992
   Investments in debt securities                                     28,230
     31,080
   Prepaid expenses                                                   36,696
     31,984
   Other current assets and receivables                               50,491
     29,405
                                                                ------------
------------
         Total current assets                                        976,533
    836,675

Property and equipment                                               624,628
    602,950
Less accumulated depreciation                                       (238,264)
   (210,990)
                                                                ------------
------------
                                                                     386,364
    391,960
Intangibles and other assets:
   Intangibles, net                                                  192,236
    194,814
   Investments in debt securities                                      9,250
     76,732
   Investments in marketable equity securities                       347,255
    384,040
   Deferred income taxes                                               2,048
     29,175
   Deposits and other assets                                          66,676
     48,182
                                                                ------------
------------
                                                                     617,465
    732,943
                                                                ------------
------------
         Total assets                                           $  1,980,362
$  1,961,578
                                                                ============
============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                              $          4
$         44
   Accounts payable and accrued expenses                             257,900
    255,238
   Credit arrangements, current                                       15,609
     20,027
   Unearned income                                                   200,819
    194,201
   Income taxes payable                                               58,968
     51,284
   Deferred income taxes                                               4,360
      4,774
   Other current liabilities                                           1,712
      2,423
                                                                ------------
------------
        Total current liabilities                                    539,372
    527,991

Long-term liabilities:
   Credit arrangements, less current portion                          17,178
     18,965
   Deferred income taxes                                               3,650
         --
   Other liabilities                                                   8,297
      9,916
                                                                ------------
------------
                                                                      29,125
     28,881
                                                                ------------
------------
        Total liabilities                                            568,497
    556,872

Shareholders' equity:
   Preferred stock, none issued and outstanding
        at June 30, 2001 and December 31, 2000,
        respectively                                                      --
         --
   Common stock and additional paid-in capital,
      119,640,936 and 115,933,182 shares issued
      and outstanding at June 30, 2001 and
      December 31, 2000, respectively                                914,694
    876,407
   Retained earnings                                                 640,449
    622,985
   Accumulated other comprehensive loss                             (143,278)
    (94,686)
                                                                ------------
------------
        Total shareholders' equity                                 1,411,865
  1,404,706
                                                                ------------
------------
        Total liabilities and shareholders' equity              $  1,980,362
$  1,961,578
                                                                ============
============

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           THREE MONTHS ENDED
JUNE 30    SIX MONTHS ENDED JUNE 30

--------------------------    ------------------------
                                                               2001         2000
           2001         2000
                                                             --------
----------       --------    ----------

(in thousands)

Net revenue                                                  $404,300    $
423,107       $808,770    $  837,952

Costs and expenses:
   Direct                                                     241,108
255,901        482,114       508,310
   General and administrative                                 129,402
142,597        264,119       280,726
   Depreciation and amortization                               23,893
22,749         46,546        45,871
   Restructuring                                                2,146
--          2,146        58,592
   Disposal of business                                            --
17,325             --        17,325
                                                             --------
----------       --------    ----------
                                                              396,549
438,572        794,925       910,824
                                                             --------
----------       --------    ----------
Income (loss) from operations                                   7,751
(15,465)        13,845       (72,872)

Total other income, net                                         6,687
3,193         12,221         5,141
                                                             --------
----------       --------    ----------

Income (loss) from continuing operations before
   income taxes                                                14,438
(12,272)        26,066       (67,731)
Income tax expense (benefit)                                    4,764
(4,050)         8,601       (22,350)
                                                             --------
----------       --------    ----------

Income (loss) from continuing operations                        9,674
(8,222)        17,465       (45,381)

Income from discontinued operation, net of income taxes            --
6,176             --        16,770
Extraordinary gain from sale of discontinued operation,
  net of income taxes                                              --
436,327             --       436,327
                                                             --------
----------       --------    ----------

Net income                                                   $  9,674    $
434,281       $ 17,465    $  407,716
                                                             ========
==========       ========    ==========

Basic net income per share:
   Income (loss) from continuing operations                  $   0.08    $
(0.07)      $   0.15    $    (0.39)
   Income from discontinued operation                              --
0.05             --          0.15
   Extraordinary gain from sale of discontinued operation          --
3.78             --          3.78
                                                             --------
----------       --------    ----------
   Basic net income per share                                $   0.08    $
3.76       $   0.15    $     3.53
                                                             ========
==========       ========    ==========

Diluted net income per share:
   Income (loss) from continuing operations                  $   0.08    $
(0.07)      $   0.14    $    (0.39)
   Income from discontinued operation                              --
0.05             --          0.15
   Extraordinary gain from sale of discontinued operation          --
3.78             --          3.78
                                                             --------
----------       --------    ----------
   Diluted net income per share                              $   0.08    $
3.76       $   0.14    $     3.53
                                                             ========
==========       ========    ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


   SIX MONTHS ENDED JUNE 30

      2001          2000

   ----------    ----------

        (In thousands)

OPERATING ACTIVITIES
Net income
   $   17,465    $  407,716
Income from discontinued operation, net of income taxes
           --       (16,770)
Gain on the sale of discontinued operation, net of income taxes
           --      (436,327)

   ----------    ----------
Income (loss) from continuing operations
       17,465       (45,381)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization
       46,546        45,871
  Restructuring charge (payments) accrual, net
      (10,778)       50,874
  Loss on disposal of business
           --        17,325
  Provision for (benefit from) deferred income taxes
         (740)           79
  Change in operating assets and liabilities
       27,440      (113,540)
  Other
       (1,808)           93

   ----------    ----------
Net cash provided by (used in) operating activities
       78,125       (44,679)

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment
        4,592         3,574
Acquisition of property and equipment
      (44,567)      (43,050)
Proceeds from disposal of discontinued operation, net of expenses
           --       391,500
Acquisition of businesses, net of cash acquired
       (6,620)       (8,419)
Proceeds from redemption of (purchases of) debt securities, net
       71,114        (3,989)
Purchases of equity investments, net
      (23,632)       (3,057)
Other
           --             1

   ----------    ----------
Net cash provided by investing activities
          887       336,560

FINANCING ACTIVITIES
(Decrease) increase in lines of credit, net
          (38)          700
Principal payments on credit arrangements, net
       (9,579)     (153,074)
Issuance of common stock, net
       20,554         8,599
Repurchase of common stock
       (1,704)       (8,510)
Dividend from discontinued operation
           --        17,086

   ----------    ----------
Net cash provided by (used in) financing activities
        9,233      (135,199)

Effect of foreign currency exchange rate changes on cash
       (7,023)       (2,511)

   ----------    ----------

Increase in cash and cash equivalents
       81,222       154,171
Cash and cash equivalents at beginning of period
      330,214       191,653

   ----------    ----------
Cash and cash equivalents at end of period
   $  411,436    $  345,824

   ==========    ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2001

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements of the Company. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 of Quintiles Transnational Corp. (the "Company").

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

On March 13, 2001, the Board of Directors authorized the Company to repurchase up to $100 million of the Company's Common Stock. During the first six months of 2001, the Company repurchased 100,000 shares of its Common Stock for an aggregate price of approximately $1.7 million.

4.       Significant Customers

One customer accounted for 10.4% and 10.9% of consolidated net revenue for the three and six months ended June 30, 2001, respectively. No one customer accounted for greater than 10% of consolidated net revenue for the three and six months ended June 30, 2000. These revenues were derived from each of the Company's segments.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

5.       Restructuring Charge

During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to a reorganization of the Internet initiative and the commercialization group in the United States. All of the 40 positions to be eliminated as a part of this restructuring were terminated as of June 30, 2001.

As of June 30, 2001, the following amounts were recorded (in thousands):

                                                          Activity Six-Months
Ended
                                                                June 30, 2001

-------------------------
                                      Balance at
Write-Offs/   Balance at
                                   December 31, 2000       Accruals
Payments   June 30, 2001
                                   -----------------       --------
-----------  -------------

Severance and related costs              $ --              $  1,970      $
(773)      $1,197
Exit costs                                 --                   176
(176)          --
                                         ----              --------
--------       ------
                                         $ --              $  2,146      $
(949)      $1,197
                                         ====              ========
========       ======

During 2000, the Company adopted a restructuring plan ("January 2000 Plan") and a follow-on restructuring plan which resulted in the recognition of a restructuring charge of $58.6 million. Of the approximately 990 positions that were to be eliminated under these plans, 909 positions have been terminated as of June 30, 2001, which includes 764 positions under the January 2000 plan.

Activity during the first six months of 2001 is as follows (in thousands):

                                      Balance at
                Balance at
                                   December 31, 2000      Accruals
Write-Offs/Payments      June 30, 2001
                                   -----------------      --------
-------------------      -------------

Severance and related costs            $  8,867           $     --          $
(6,114)               $2,753
Exit costs                                5,788                 --
(2,601)                3,187
                                       --------           --------
--------                ------
                                       $ 14,655           $     --          $
(8,715)               $5,940
                                       ========           ========
========                ======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

6.       Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                        Three Months Ended June 30   Six Months
Ended June 30
                                        --------------------------
------------------------
                                            2001          2000          2001
     2000
                                          --------      --------      --------
   --------

Weighted average shares:
   Basic weighted average shares           117,149       115,394       116,746
    115,417
   Effect of dilutive securities:
      Stock options                          3,698            --         3,754
         --
                                          --------      --------      --------
   --------
   Diluted weighted average shares         120,847       115,394       120,500
    115,417
                                          ========      ========      ========
   ========

Options to purchase approximately 8.8 million shares of common stock were outstanding during the three and six months ended June 30, 2001, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

Warrants to purchase 10 million shares of common stock were outstanding during the three and six months ended June 30, 2001 but were not included in the computation of diluted net income per share because the warrant's exercise price was greater than the average market price of the common stock and, therefore, would be antidilutive.

7.       Comprehensive Income

The following table represents the Company's comprehensive income for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                     Three Months Ended June 30
  Six Months Ended June 30
                                                     --------------------------
  ------------------------
                                                         2001         2000
     2001         2000
                                                       --------    ----------
   --------    ----------

Net income                                             $  9,674    $  434,281
   $ 17,465    $  407,716
Other comprehensive income (loss):
   Unrealized gain (loss) on marketable securities,
    net of income taxes                                  55,719        56,516
    (27,245)       66,623
   Foreign currency adjustment                           (7,398)      (12,042)
    (21,344)      (19,489)
                                                       --------    ----------
   --------    ----------
Comprehensive income (loss)                            $ 57,995    $  478,755
   $(31,124)   $  454,850
                                                       ========    ==========
   ========    ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

8.       Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The Company does not include net revenue and expenses relating to the Internet initiative, charges relating to restructurings and disposal of business, interest income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.

                               Three Months Ended June 30       Six Months Ended
June 30
                               --------------------------
--------------------------
                                  2001            2000            2001
 2000
                               ----------      ----------      ----------
----------

Net revenue:
   Product development         $  224,678      $  202,469      $  441,632      $
 402,965
   Commercialization              165,007         206,257         337,025
 406,613
   Informatics                     14,615          14,256          30,080
  27,804
   Internet initiative                 --             125              33
     570
                               ----------      ----------      ----------
----------
                               $  404,300      $  423,107      $  808,770      $
 837,952
                               ==========      ==========      ==========
==========

Income from operations:
   Product development         $    9,308      $   (4,585)     $   17,790      $
 (13,830)
   Commercialization                9,319          16,711          15,659
  32,380
   Informatics                     (4,377)         (5,272)         (7,110)
  (7,767)
   Internet initiative             (4,353)         (4,994)        (10,348)
  (7,738)
                               ----------      ----------      ----------
----------
                               $    9,897      $    1,860      $   15,991      $
   3,045
                               ==========      ==========      ==========
==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

9.       Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," that requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The Company adopted SFAS No. 141 as required on July 1, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense before income taxes by approximately $2.3 million per quarter. The Company has not assessed the impact of any impairment under the new tests prescribed by the standard.

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

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation the risk the market for our products and services will not grow as we expect, the risk that our PharmaBio transactions will not generate revenues, profits or return on investment at the rate or levels we expect, our ability to efficiently distribute backlog among project management groups and match demand to resources, actual operating performance, the actual savings and operating improvements resulting from our restructuring activities, the ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, and the ability to operate successfully in new lines of business. In addition, our data products business remains subject to state and federal regulations and contracts with data vendors including WebMD Corporation. See "Risk Factors" below for additional factors that could cause actual results to differ.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Results of Continuing Operations

Three Months Ended June 30, 2001 and 2000

Net revenue for the second quarter of 2001 was $404.3 million, a decrease of $18.8 million or (4.4%) as compared to the second quarter of 2000 net revenue of $423.1 million. Net revenue decreased as a result of large commercialization contracts that were terminated or converted in-house by our customers instead of being renewed. This decrease was partially offset by $5.0 million of net revenue contributed by an acquisition which is included in the product development group that was completed in the first quarter of 2001 and an increase of approximately $4.1 million from our Phase I development services. We experienced strong growth in the Asia Pacific region but a decrease in the Americas region primarily resulting from the decline in the commercialization segment. The growth in the Europe and Africa region was negatively impacted by approximately $10.9 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro and other European currencies.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $241.1 million or 59.6% of net revenue for the second quarter of 2001 versus $255.9 million or 60.5% of net revenue for the second quarter of 2000.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $129.4 million or 32.0% of net revenue for the second quarter of 2001 versus $142.6 million or 33.7% of net revenue for the second quarter of 2000. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring activities. These reductions were partially offset by an increase of $2.8 million in costs associated with the continued implementation of our shared service center initiative.

Depreciation and amortization were $23.9 million or 5.9% of net revenue for the second quarter of 2001 versus $22.7 million or 5.4% of net revenue for the second quarter of 2000. Depreciation expense increased $1.2 million due to the increase in our capitalized asset base.

During the second quarter of 2001, we recognized a $2.1 million restructuring charge relating primarily to a reorganization of our Internet initiative and the commercialization group in the United States. The restructuring charge consists of $2.0 million related to severance payments and $176,000 of exit costs. As part of this restructuring, approximately 40 positions were eliminated.

During the quarter, we transferred certain domain experts from our Internet initiative into our service groups for the purpose of operationalizing the technology in preparation for deployment. As part of this reorganization, there were approximately 20 individuals who had completed their assigned task of developing the applications that were not transferred into the service groups and their positions were eliminated. The costs associated with the elimination of these positions were included in the restructuring charge.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Income from operations was $7.8 million or 1.9% of net revenue for the second quarter of 2001 versus a loss from operations of $15.5 million or (3.7%) of net revenue for the second quarter of 2000. Excluding the $4.4 million and $5.0 million for the Internet initiative in the second quarter of 2001 and 2000, respectively, and the $2.1 million for the 2001 restructuring and the $17.3 million for the 2000 disposal of our Ledbury operations, income from operations was $14.3 million or 3.5% of net revenue for the second quarter of 2001 versus $6.9 million or 1.6% for the second quarter of 2000.

Other income was $6.7 million for the second quarter of 2001 versus $3.2 million for the second quarter of 2000. Included in other income for the three months ended June 30, 2001 was approximately $2.3 million in net realized gains from investments which was partially offset by approximately $317,000 in transaction related costs. The remaining $1.5 million increase was primarily due to an increase in net interest income as a result of an increase in investable funds and a decrease in debt.

The effective income tax rate for the second quarter of 2001 was 33.0% versus a (33.0%) effective income tax rate for the second quarter of 2000. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the three months ended June 30, 2001 and 2000. We do not include net revenue and expenses relating to the Internet initiative and charges related to restructurings and disposal of a business in our segment analysis (dollars in millions).

                                  Net Revenue
(Loss)/Income From Operations
                         ------------------------------
-------------------------------------------
                                                 Growth                 % of Net
               % of Net
                          2001        2000         %          2001      Revenue
     2000      Revenue
                         ------      ------      ------      ------     --------
    ------     --------

Product development      $224.7      $202.5        11.0%     $  9.3         4.1%
    $ (4.6)       (2.3)%
Commercialization         165.0       206.3       (20.0)        9.3         5.6
      16.7         8.1
Informatics                14.6        14.3         2.5        (4.4)      (29.9)
      (5.3)      (37.0)
                         ------      ------                  ------
    ------
                         $404.3      $423.0        (4.4)%    $ 14.3         3.5%
    $  6.9         1.6%
                         ======      ======                  ======
    ======

The product development group recognized $224.7 million in net revenue for the quarter ended June 30, 2001, which is the highest quarterly net revenue ever achieved by this group. The product development group's financial performance improvement was a result of several factors, including process enhancements and cost reduction efforts in the American operations and growth in our Phase I development services.

The commercialization group's financial performance was negatively impacted during the quarter by the effects of large contracts converted in-house or terminated by our customers instead of being renewed. This was partially offset by the effects of cost reduction efforts primarily in the United States.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

The informatics group's performance was impacted by the costs associated with developing new data products.

Six Months Ended June 30, 2001 and 2000

Net revenue for the six months ended June 30, 2001 was $808.8 million, a decrease of $29.2 million or (3.5%) as compared to the six months ended June 30, 2000 net revenue of $838.0 million. Net revenue decreased as a result of large commercialization contracts that were terminated or converted in-house by our customers instead of being renewed. This decrease was partially offset by $10.2 million of net revenue contributed by an acquisition which is included in the product development group that was completed during the first quarter of 2001 and an increase of approximately $7.8 million from our Phase I development services. We experienced strong growth in the Asia Pacific region but a decrease in the Americas primarily resulting from the decline in the commercialization segment. The growth in the Europe and Africa region was negatively impacted by approximately $24.7 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro and other European currencies.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $482.1 million or 59.6% of net revenue for the first six months of 2001 versus $508.3 million or 60.7% of net revenue for the first six months of 2000.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $264.1 million or 32.7% of net revenue for the first six months of 2001 versus $280.7 million or 33.5% of net revenue for the first six months of 2000. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring activities. These reductions were partially offset by an increase of costs associated with initiatives begun during 2000. The following is a brief description of the progress made during 2001 on these initiatives:

-        Costs relating to our Internet initiative increased $3.5 million.
         During the second quarter of 2001, we launched several new products into beta testing.

- Costs relating to the implementation of a global shared service center increased $5.5 million. During 2001, we opened our finance shared service center in Scotland. We anticipate the implementation of the global finance and human resources shared service centers to continue during the second half of 2001.

- Costs relating to the implementation of global account teams increased $2.5 million. We currently have 16 global account teams in place. These teams have regularly scheduled meetings to pursue key customers and contracts.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Depreciation and amortization were $46.5 million or 5.8% of net revenue for the first six months of 2001 versus $45.9 million or 5.5% of net revenue for the first six months of 2000. Depreciation expense increased $836,000 due to the increase in our capitalized asset base.

During the second quarter of 2001, we recognized a $2.1 million restructuring charge as discussed herein.

Income from operations was $13.8 million or 1.7% of net revenue for the first six months of 2001 versus loss from operations of $72.9 million or (8.7%) of net revenue for the first six months of 2000. Excluding the $10.3 million and $7.7 million for the Internet initiative for the first six months of 2001 and 2000, respectively, and the charges relating to the restructurings and the disposal of a business, income from operations was $26.3 million or 3.3% of net revenue for the first six months of 2001 versus $10.8 million or 1.3% of net revenue for the first six months of 2000.

Other income was $12.2 million for the first six months of 2001 versus $5.1 million for the first six months of 2000. Included in other income for the six months ended June 30, 2001 was approximately $1.4 million in net realized gains on investments which was partially offset by approximately $347,000 in transaction related costs. The remaining $6.1 million variation was primarily due to an increase in net interest income as a result of an increase in investable funds and a decrease in debt.

The effective income tax rate for the first six months of 2001 was 33.0% versus a (33.0%) effective income tax rate for the first six months of 2000. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the six months ended June 30, 2001 and 2000. We do not include net revenue and expenses relating to the Internet initiative and charges relating to restructurings and the disposal of a business in our segment analysis (dollars in millions)

                                  Net Revenue
(Loss)/Income From Operations
                         ------------------------------
-------------------------------------------
                                                 Growth                 % of Net
               % of Net
                          2001        2000         %          2001       Revenue
     2000       Revenue
                         ------      ------      ------      ------     --------
    ------     --------

Product development      $441.6      $403.0         9.6%     $ 17.8         4.0%
    $(13.8)       (3.4)%
Commercialization         337.0       406.6       (17.1)       15.7         4.6
      32.4         8.0
Informatics                30.1        27.8         8.2        (7.1)      (23.6)
      (7.8)      (27.9)
                         ------      ------                  ------
    ------
                         $808.7      $837.4        (3.4)%    $ 26.3         3.3%
    $ 10.8         1.3%
                         ======      ======                  ======
    ======

The product development group's financial performance improvement was a result of several factors, including process enhancements and cost reduction efforts in the American and European operations and growth in our Phase I development services.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

The commercialization group's financial performance was negatively impacted by several factors, including the effects of large contracts converted in-house or terminated by our customers instead of being renewed and the effects of a collection issue with a non-pharmaceutical customer receivable. These were partially offset by the effects of cost reduction efforts primarily in the United States.

The informatics group's financial performance was impacted by the costs associated with developing new data products.

Liquidity and Capital Resources

Cash provided by operations were $78.1 million for the six months ended June 30, 2001 versus cash used in operations of $44.7 million for the comparable period of 2000. Included in cash provided by operations for the six months ended June 30, 2001 was an income tax refund of $47.6 million. Investing activities, for the six months ended June 30, 2001, consisted primarily of capital asset purchases and equity investment purchases. These expenditures were offset by proceeds from the redemption of debt securities. Capital asset purchases required an outlay of cash of $44.6 million for the six months ended June 30, 2001 compared to an outlay of $43.1 million for the same period in 2000. In 1999, we acquired substantial assets of Aventis' Kansas City-based Drug Innovation and Approval Facility. We are targeting payment of the remainder of the purchase price for the facility, approximately $58 million, early in the fourth quarter of 2001.

Total working capital was $437.2 million as of June 30, 2001, an increase of $128.5 million versus working capital of $308.7 million as of December 31, 2000. Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $248.9 million at June 30, 2001 as compared to $219.8 million at December 31, 2000. As of June 30, 2001, trade accounts receivable were $256.3 million versus $246.3 million at December 31, 2000. Unbilled services were $193.4 million at June 30, 2001 versus $167.7 million at December 31, 2000, offset by unearned income balances of $200.8 million and $194.2 million, respectively. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 48 days at June 30, 2001, as compared to 43 days at December 31, 2000 as a result of customer payment patterns.

Investments in debt securities were $37.5 million at June 30, 2001 as compared to $107.8 million at December 31, 2000. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer, at par, and money funds. The $70.3 million decrease is a result of investments being called by the issuer.

Investments in strategic marketable equity securities at June 30, 2001 were $347.3 million, a decrease of $36.8 million, as compared to $384.0 million at December 31, 2000. This decrease is due to unrealized losses on the portfolio as a result of market price declines. A significant factor was the decline in the market price of WebMD Corporation. It is our policy to continually review declines in fair value of our marketable equity securities for declines that may be other than temporary. If the Company's expectation for the future market price of WebMD's common shares does not recover to near our cost basis of $12.78 per share, we would record a loss that would reflect the write-down necessary to establish a new cost basis.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

We have a $150 million senior unsecured credit facility with a U.S. bank. In addition, we have available to us a (pound)10.0 million (approximately $14.1 million) unsecured line of credit and a (pound)1.5 million (approximately $2.1 million) general banking facility with a U.K. bank. At June 30, 2001, we did not have any outstanding balances on these facilities.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002. During the first six months of 2001, we entered into agreements to repurchase 100,000 shares for an aggregate price of $1.7 million. Shareholders' equity at June 30, 2001 was $1.41 billion versus $1.40 billion at December 31, 2000.

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice has grown substantially over the past decade, and we have benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will continue to trend downward. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

Many of our customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies, which may encompass global clinical trials at a number of sites and cross many service lines. Also, since 1999 we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

Our backlog may not be indicative of future results.

We report backlog, $1.93 billion at June 30, 2001, based on anticipated net revenue from uncompleted projects that our customers have authorized. We cannot assure you that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including:

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

As part of our sales strategy, we enter into creative arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. We may take risk through our PharmaBio transactions, which may include a strategic investment in a customer, providing financing to a customer, or by taking an interest in the revenues from a customer's product. For example, we may build a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Our financial results would be adversely affected if our customers' products do not achieve the level of success that we anticipate and/or our return or payment from the product, investment or financing is less than our costs of performance, investment or financing.

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

The confidentiality of individually identifiable health information and the circumstances under which such individually identifiable health records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation both domestically and internationally. Additional U.S. legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final U.S. and international regulations governing individually identifiable health information may (1) require us to implement new security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These regulations may also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business. Additionally, states in the U.S. may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the proposed U.S. federal regulations. In our dispute with WebMD, WebMD has advised us that it believes a number of state laws in the U.S. apply which may require modifications to access specifications for particular data elements in de-identified health information. These and other changes in regulation could limit our ability to offer some of our products or have an impact on the business opportunities available to us. There is a risk of civil or criminal liability if we are found to be responsible for any violations of applicable laws, regulations or duties relating to the privacy or security of individually identifiable health information.

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at June 30, 2001. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We have one customer that accounted for 10.4% and 10.9% of our net revenues for the three and six months ended June 30, 2001, respectively. These revenues resulted from services provided by each of our three service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

New healthcare legislation or regulation could restrict our informatics business.

On December 28, 2000, the Secretary of Health and Human Services, also referred to as HHS, issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. This rule generally (1) imposes standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establishes limitations on and procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosures of protected health information. The effective date of the final rule was April 14, 2001 and the compliance date is April 14, 2003. HHS' Office for Civil Rights, the enforcement office for the rule, issued guidance in the form of questions and answers on the rule in July 2001 and according to the Secretary, further modifications and/or guidelines to the regulation will be forthcoming in the next few months. If state or federal legislation or a more restrictive regulation is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services (any such state law may be subject to constitutional and federal preemption issues as to enforceability in this context).

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

On February 25, 2001, we initiated a lawsuit in Superior Court of Wake County, North Carolina against WebMD Corporation. Our complaint alleged that WebMD's suspension of the delivery of data to us on February 24, 2001 was a material breach of the Data Rights Agreement we entered into with WebMD in May 2000, and we requested a preliminary injunction to require WebMD to continue providing the data to us pending final resolution of the action. We obtained a temporary restraining order on February 25, 2001 requiring WebMD to continue the delivery of data to us pursuant to the Data Rights Agreement. WebMD removed the suit to the United States District Court for the Eastern District of North Carolina on March 1, 2001 and moved to dissolve the temporary restraining order. On March 5, 2001, the court denied the

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

defendant's motion to dissolve the temporary restraining order and, subsequently extended the temporary restraining order through March 16, 2001. On March 16 and March 21, the court entered a preliminary injunction requiring WebMD to continue the unaltered and uninterrupted flow of data, which WebMD appealed to the United States Court of Appeals for the Fourth Circuit on April 16, 2001. On April 7, 2001, at the request of the parties, the court entered a stay of the trial court proceedings through May 4, 2001 to facilitate settlement negotiations. The court extended the stay on April 27, 2001 through June 4, 2001 and again through July 31, 2001. The appeal schedule was also extended. We intend to vigorously pursue the protection of our rights under the Data Rights Agreement.

On May 8, 2001, Joseph Lewis renewed his civil lawsuit in the State Court of Fulton County, State of Georgia naming as defendants Richard L. Borison, Bruce
I. Diamond, Janssen Pharmaceutica, Inc., Novartis Pharmaceuticals Corporation and Quintiles Laboratories Limited, one of our subsidiaries. The plaintiff alleges that he suffered from schizophrenia and that he was given experimental drugs for this condition in connection with numerous clinical drug trials conducted by defendants Borison and Diamond between January 1988 and June 1996. The plaintiff alleges that the defendants and their agents conspired to conduct these drug trials on him, and that they improperly supervised, monitored and regulated the trials, causing him to have violent adverse reactions to the drugs involved in the trials. The plaintiff seeks to recover his actual damages in unspecified amounts, medical expenses, attorney fees, litigation costs and punitive damages. The plaintiff previously had dismissed his claims against us, without prejudice. Subsequently, the plaintiff dismissed his claims against us with prejudice.

We are also a party in certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on consultation with legal counsel, that the outcome of these matters would not materially affect our consolidated financial position or results of operations.

Item 2.  Changes in Securities

During the three months ended June 30, 2001, options to purchase 15,000 shares of Common Stock were exercised at an average exercise price of $3.0565 per share in reliance on Rule 701 under the Securities Act of 1933. Such options were issued by the Company prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to its Non-qualified Employee Incentive Stock Option Plan.

Item 3.  Defaults upon Senior Securities -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 2, 2001, the Company held its Annual Meeting of Shareholders during which the shareholders:

         (1) Elected three nominees to serve as Class I directors with terms continuing until the Annual Meeting of Shareholders in 2004. The votes were cast as follows:


  Broker
                                                     For           Withheld
 Non-Vote
                                                  ----------       --------
 --------
                  Robert C. Bishop, Ph.D.         88,182,754       6,196,552
    --
                  Arthur M. Pappas                87,891,763       6,487,543
    --
                  E.G. F. Brown                   88,305,534       6,073,772
    --

         (2) Ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending December 31, 2001. The votes were cast as follows:


                        Broker
                                                               For
Against       Abstain      Non-Vote
                                                            ----------
---------      -------      --------
                  Ratification of Arthur Andersen LLP       91,577,926
2,446,400      354,980          --

Item 5.  Other Information -- Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - Not applicable

         (b) During the three months ended June 30, 2001, the Company filed one report on Form 8-K.

The Company filed a Form 8-K, dated April 18,2001, including its press release announcing the Company's earnings information for the period ended March 31, 2001.

No other reports on Form 8-K were filed during the three months ended June 30, 2001.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Quintiles Transnational Corp.
                          -----------------------------
                                   Registrant



Date     July 30, 2001                         /s/ Dennis B. Gillings
      ------------------            --------------------------------------------
                                    Dennis B. Gillings, Chairman


Date     July 30, 2001                        /s/ Pamela J. Kirby
      ------------------            --------------------------------------------
                                    Pamela J. Kirby, Chief Executive Officer


Date     July 30, 2001                    /s/ James L. Bierman
      ------------------            --------------------------------------------
                                    James L. Bierman, Chief Financial Officer