Form 10-Q
period 2001-09-30
QUINTILES TRANSNATIONAL CORP
filed 2001-11-01
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 2001

                        Commission file number 000-23520


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


                                 (919) 998-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock, $.01 par value, outstanding as of September 30, 2001 was 119,612,095.

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                                     Index


                                                                                          Page
                                                                                          ----
Part I.   Financial Information

          Item 1.           Financial Statements (unaudited)

                            Condensed consolidated balance sheets -
                            September 30, 2001 and December 31, 2000                        3

                            Condensed consolidated statements of
                            operations - Three months ended September
                            30, 2001 and 2000; nine months
                            ended September 30, 2001 and 2000                               4

                            Condensed consolidated statements of
                            cash flows - Nine months ended
                            September 30, 2001 and 2000                                     5

                            Notes to condensed consolidated financial
                            statements - September 30, 2001                                 6

          Item 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                  11

          Item 3.           Quantitative and Qualitative Disclosures
                            about Market Risk                                              26

Part II.  Other Information

          Item 1.           Legal Proceedings                                              26

          Item 2.           Changes in Securities and Use of Proceeds                      27

          Item 3.           Defaults upon Senior Securities - Not Applicable               27

          Item 4.           Submission of Matters to a Vote of Security
                            Holders - Not Applicable                                       27

          Item 5.           Other Information - Not Applicable                             27

          Item 6.           Exhibits and Reports on Form 8-K                               28

          Signatures                                                                       29

          Exhibit Index                                                                    30

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30           DECEMBER 31
                                                                        2001                  2000
                                                                    ------------           -----------
                                                                     (unaudited)            (Note 1)
                                                                                (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                         $   441,912           $   330,214
   Trade accounts receivable and unbilled services, net                  450,438               413,992
   Investments in debt securities                                         27,369                31,080
   Prepaid expenses                                                       30,169                31,984
   Other current assets and receivables                                   31,158                29,405
                                                                     -----------           -----------
         Total current assets                                            981,046               836,675

Property and equipment                                                   647,394               602,950
Less accumulated depreciation                                           (260,099)             (210,990)
                                                                     -----------           -----------
                                                                         387,295               391,960
Intangibles and other assets:
   Intangibles, net                                                      176,453               194,814
   Investments in debt securities                                          9,502                76,732
   Investments in marketable equity securities                           204,052               384,040
   Deferred income taxes                                                 153,902                29,175
   Deposits and other assets                                              64,350                48,182
                                                                     -----------           -----------
                                                                         608,259               732,943
                                                                     -----------           -----------
         Total assets                                                $ 1,976,600           $ 1,961,578
                                                                     ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                                   $        --           $        44
   Accounts payable and accrued expenses                                 304,086               255,238
   Credit arrangements, current                                           15,057                20,027
   Unearned income                                                       193,916               194,201
   Income taxes payable                                                    8,856                51,284
   Deferred income taxes                                                   4,399                 4,774
   Other current liabilities                                               2,151                 2,423
                                                                     -----------           -----------
        Total current liabilities                                        528,465               527,991

Long-term liabilities:
   Credit arrangements, less current portion                              21,879                18,965
   Other liabilities                                                       8,279                 9,916
                                                                     -----------           -----------
                                                                          30,158                28,881
                                                                     -----------           -----------
        Total liabilities                                                558,623               556,872

Shareholders' equity:
   Preferred stock, none issued and outstanding
        at September 30, 2001 and December 31, 2000,
        respectively                                                          --                    --
   Common stock and additional paid-in capital, 119,612,095
      and 115,933,182 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively             913,921               876,407
   Retained earnings                                                     516,566               622,985
   Accumulated other comprehensive loss                                  (12,510)              (94,686)
                                                                     -----------           -----------
        Total shareholders' equity                                     1,417,977             1,404,706
                                                                     -----------           -----------
        Total liabilities and shareholders' equity                   $ 1,976,600           $ 1,961,578
                                                                     ===========           ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                      SEPTEMBER 30
                                                               --------------------------      -----------------------------
                                                                  2001            2000            2001               2000
                                                               ---------       ----------      -----------       -----------
                                                                           (in thousands, except per share data)

Net revenue                                                    $ 407,103       $  412,344      $ 1,215,873       $ 1,250,296

Costs and expenses:
   Direct                                                        242,745          247,577          724,859           755,887
   General and administrative                                    128,089          141,042          392,208           421,768
   Depreciation and amortization                                  24,597           22,934           71,143            68,805
   Restructuring                                                  52,023               --           54,169            58,592
   Write-off of goodwill and other assets                         20,120               --           20,120                --
   Disposal of business                                               --               --               --            17,325
                                                               ---------       ----------      -----------       -----------
                                                                 467,574          411,553        1,262,499         1,322,377
                                                               ---------       ----------      -----------       -----------
(Loss) income from operations                                    (60,471)             791          (46,626)          (72,081)

Impairment of investments                                       (341,949)              --         (345,048)               --
Gain on sale of investments, net                                     235            1,387            4,702             1,387
Other income                                                       3,580            4,635           14,433             9,776
                                                               ---------       ----------      -----------       -----------

Total other (expense) income                                    (338,134)           6,022         (325,913)           11,163
                                                               ---------       ----------      -----------       -----------

(Loss) income from continuing operations before
   income taxes                                                 (398,605)           6,813         (372,539)          (60,918)
Income tax (benefit) expense                                    (132,694)           2,248         (124,093)          (20,102)
                                                               ---------       ----------      -----------       -----------

(Loss) income from continuing operations                        (265,911)           4,565         (248,446)          (40,816)

Income from discontinued operation, net of income taxes               --               --               --            16,770
Extraordinary gain from sale of discontinued operation,
  net of income taxes                                            142,030               --          142,030           436,327
                                                               ---------       ----------      -----------       -----------

Net (loss) income                                              $(123,881)      $    4,565      $  (106,416)      $   412,281
                                                               =========       ==========      ===========       ===========

Basic net (loss) income per share:
   (Loss) income from continuing operations                    $   (2.22)      $     0.04      $     (2.11)      $     (0.35)
   Income from discontinued operation                                 --               --               --              0.14
   Extraordinary gain from sale of discontinued operation           1.19               --             1.21              3.77
                                                               ---------       ----------      -----------       -----------
   Basic net (loss) income per share                           $   (1.03)      $     0.04      $     (0.90)      $      3.56
                                                               =========       ==========      ===========       ===========

Diluted net (loss) income per share:
   (Loss) income from continuing operations                    $   (2.22)      $     0.04      $     (2.11)      $     (0.35)
   Income from discontinued operation                                 --               --               --              0.14
   Extraordinary gain from sale of discontinued operation           1.19               --             1.21              3.77
                                                               ---------       ----------      -----------       -----------
   Diluted net (loss) income per share                         $   (1.03)      $     0.04      $     (0.90)      $      3.56
                                                               =========       ==========      ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                           ------------------------------
                                                                             2001                 2000
                                                                           ---------           ----------
                                                                                  (In thousands)

OPERATING ACTIVITIES
Net (loss) income                                                          $(106,416)          $ 412,281
Income from discontinued operation, net of income taxes                           --             (16,770)
Gain on the sale of discontinued operation, net of income taxes             (142,030)           (436,327)
                                                                           ---------           ---------
Loss from continuing operations                                             (248,446)            (40,816)

Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) operating activities:
  Depreciation and amortization                                               71,143              68,805
  Restructuring charge accrual, net                                           32,872              50,874
  Loss on disposal of business                                                    --              17,325
  Loss (gain) from impairments and sales of investments, net                 340,346              (1,387)
  Benefit from deferred income taxes                                        (229,256)             (8,437)
  Change in operating assets and liabilities                                 134,445            (146,299)
  Other                                                                        1,332               1,203
                                                                           ---------           ---------
Net cash provided by (used in) operating activities                          102,436             (58,732)

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                            7,460               6,379
Acquisition of property and equipment                                        (59,769)            (73,323)
Proceeds from disposal of discontinued operation, net of expenses                 --             391,500
Acquisition of businesses, net of cash acquired                               (6,620)            (15,169)
Proceeds from redemption of (purchases of) debt securities, net               71,882              (2,160)
Purchases of equity investments, net                                         (25,836)             (6,092)
Other                                                                             --                  (3)
                                                                           ---------           ---------
Net cash (used in) provided by investing activities                          (12,883)            301,132

FINANCING ACTIVITIES
(Decrease) increase in lines of credit, net                                      (44)             10,351
Principal payments on credit arrangements, net                               (12,466)           (156,402)
Issuance of common stock, net                                                 46,050              14,394
Repurchase of common stock                                                    (7,709)            (13,455)
Dividend from discontinued operation                                              --              17,086
Other                                                                             --                   1
                                                                           ---------           ---------
Net cash provided by (used in) financing activities                           25,831            (128,025)

Effect of foreign currency exchange rate changes on cash                      (3,686)             (6,120)
                                                                           ---------           ---------

Increase in cash and cash equivalents                                        111,698             108,255
Cash and cash equivalents at beginning of period                             330,214             191,653
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $ 441,912           $ 299,908
                                                                           =========           =========


The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

                               September 30, 2001

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements of the Company. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 of Quintiles Transnational Corp. (the "Company").

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

On March 13, 2001, the Board of Directors authorized the Company to repurchase up to $100 million of the Company's Common Stock. During the first nine months of 2001, the Company repurchased 520,000 shares of its Common Stock for an aggregate price of approximately $8.6 million.

4.     Significant Customers

One customer accounted for 10.2%, 10.6% and 10.5% of consolidated net revenue for the three and nine months ended September 30, 2001 and the three months ended September 30, 2000, respectively. No one customer accounted for greater than 10% of consolidated net revenue for the nine months ended September 30, 2000. These revenues were derived from each of the Company's segments.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


5.       Restructuring Charges

During the third quarter of 2001, the Company adopted a restructuring plan which resulted in the recognition of a restructuring charge of $50.9 million. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consists of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide will be eliminated and as of September 30, 2001, 561 individuals have been notified of their termination. Positions will be eliminated in each of our segments.

During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to a reorganization of the Internet initiative and the commercialization group in the United States. All of the 40 positions to be eliminated as a part of this restructuring were terminated as of June 30, 2001.

As of September 30, 2001, the following amounts were recorded for the 2001 restructurings (in thousands):


                                                                           Activity Nine-Months Ended
                                                                                September 30, 2001
                                                         --------------------------------------------------------------------------
                                                             Balance at                           Write-Offs/       Balance at
                                                         December 31, 2000      Accruals           Payments      September 30, 2001
                                                         -----------------      --------          -----------    ------------------

Severance and related costs                                    $    --          $ 33,104           $ (6,637)          $26,467
Exit costs                                                          --            11,743             (1,306)           10,437
Asset impairment write-offs                                         --             8,237             (8,237)               --
                                                               -------          --------           --------           -------
                                                               $    --          $ 53,084           $(16,180)          $36,904
                                                               =======          ========           ========           =======

During 2000, the Company adopted a restructuring plan in January ("January 2000 Plan") and a follow-on restructuring plan later in the year, which resulted in the recognition of an aggregate restructuring charge of $58.6 million. Of the approximately 990 positions that were to be eliminated under these two plans, 909 positions have been terminated as of September 30, 2001, which includes 764 positions under the January 2000 Plan.

Activity during the first nine months of 2001 is as follows for the 2000 restructurings (in thousands):


                                                             Balance at                           Write-Offs/       Balance at
                                                         December 31, 2000      Accruals           Payments      September 30, 2001
                                                         -----------------      --------          -----------    ------------------


Severance and related costs                                 $ 8,867             $     --           $ (7,265)           $1,602
Exit costs                                                    5,788                1,085             (3,767)            3,106
                                                            -------             --------           --------            ------
                                                            $14,655             $  1,085           $(11,032)           $4,708
                                                            =======             ========           ========            ======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


6.       Write-off of Goodwill and Other Assets

In the third quarter of 2001, the Company recognized a $20.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in the commercialization segment. The goodwill was deemed impaired and written-off due to changing business conditions and strategic direction.

7.       Impairment of Investments

The Company continually reviews declines in fair value of investments in marketable equity securities for declines that may be other than temporary. In connection with this, the Company recognized a loss of approximately $345.0 million for the nine months ended September 30, 2001 to establish a new cost basis for certain investments, primarily WebMD Corporation ("WebMD").

8.       Discontinued Operation

During the third quarter of 2001, the Company completed a tax basis study for ENVOY Corporation ("ENVOY") which was sold to WebMD during 2000. As a result of this study, the Company's tax basis in ENVOY was determined which resulted in an approximate $142.0 million reduction in the income taxes provided on the sale of ENVOY.

9.       Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):


                                            Three Months Ended September 30       Nine Months Ended September 30
                                            -------------------------------       ------------------------------
                                             2001                    2000          2001                   2000
                                            -------                 -------       -------                -------
Weighted average shares:
   Basic weighted average shares            119,838                 115,702       117,786                115,711
   Effect of dilutive securities:
      Stock options                              --                   2,437            --                     --
                                            -------                 -------       -------                -------
   Diluted weighted average shares          119,838                 118,139       117,786                115,711
                                            =======                 =======       =======                =======

The effect of options to purchase approximately 27.7 million shares of common stock outstanding during the three and nine months ended September 30, 2001 were not included in the computation of diluted net income per share because the effect on loss from continuing operations would have been antidilutive.

The effect of warrants to purchase 10 million shares of common stock outstanding during the three and nine months ended September 30, 2001 were not included in the computation of diluted net income per share because the effect on loss from continuing operations would have been antidilutive.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


10.      Comprehensive Income

The following table represents the Company's comprehensive income for the three and nine months ended September 30, 2001 and 2000 (in thousands):


                                                            Three Months Ended September 30        Nine Months Ended September 30
                                                            -------------------------------        ------------------------------
                                                              2001                  2000              2001                 2000
                                                            ---------             --------          ---------            ---------

Net (loss) income                                            $(123,881)          $  4,565           $(106,416)          $ 412,281
Other comprehensive income (loss):
   Reclassification adjustment, WebMD common
       stock, net of income taxes                              206,155                 --             206,155                  --
   Unrealized (loss) gain on marketable securities,
       net of income taxes                                     (89,109)            49,617            (116,354)            116,240
   Foreign currency adjustment                                  13,722            (11,984)             (7,622)            (31,473)
                                                             ---------           --------           ---------           ---------
Comprehensive income (loss)                                  $   6,887           $ 42,198           $ (24,237)          $ 497,048
                                                             =========           ========           =========           =========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


11.      Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development service group, the commercialization service group and the informatics service group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research. The commercialization group is primarily responsible for sales force deployment and strategic marketing services. The informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The Company does not include net revenue and expenses relating to the Internet initiative, charges relating to restructurings, write-off of goodwill and other assets and disposal of business, other income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues.


                                 Three Months Ended September 30            Nine Months Ended September 30
                                 -------------------------------           ---------------------------------
                                   2001                 2000                   2001                 2000
                                 ---------           -----------           -----------           -----------

Net revenue:
   Product development           $ 222,519           $   201,610           $   664,151           $   604,575
   Commercialization               171,595               196,167               508,620               602,780
   Informatics                      12,989                14,339                43,069                42,143
   Internet initiative                  --                   228                    33                   798
                                 ---------           -----------           -----------           -----------
                                 $ 407,103           $   412,344           $ 1,215,873           $ 1,250,296
                                 =========           ===========           ===========           ===========

Income from operations:
   Product development           $  10,376           $     2,220           $    28,166           $   (11,610)
   Commercialization                 9,007                11,433                24,666                43,813
   Informatics                      (5,433)               (4,017)              (12,543)              (11,784)
   Internet initiative              (2,278)               (8,845)              (12,626)              (16,583)
                                 ---------           -----------           -----------           -----------
                                 $  11,672           $       791           $    27,663           $     3,836
                                 =========           ===========           ===========           ===========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


12.      Recently Issued Accounting Standards

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense before income taxes by approximately $2.0 million per quarter. The Company has not assessed the impact of any impairment under the new tests prescribed by the standard.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the provisions of this statement to determine their impact on the Company's results of operations and financial position.

13.      Subsequent Event

On October 12, 2001, the Company jointly announced with WebMD the settlement of litigation and the resolution of the disputes between the companies. As part of the settlement, WebMD agreed to pay the Company $185 million in cash for all 35 million shares of WebMD common stock owned by the Company. The Company will also receive an additional payment from WebMD if, on or before June 30, 2004, WebMD is acquired for a price greater than $4.00 per share or ENVOY is acquired for a price greater than $500 million. In addition, as part of the settlement, the outstanding warrant to purchase up to 10 million shares of the Company's common stock, at $40 per share, held by WebMD, was cancelled.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent our judgement concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate,"

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


"estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio transactions will not generate revenues, profits or return on investment at the rate or levels we expect, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, the actual savings and operating improvements resulting from our restructuring activities, our ability to maintain large client contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, and our ability to operate successfully in new lines of business. In addition, our data products business remains subject to state and federal regulations and contracts with data vendors. See "Risk Factors" below for additional factors that could cause actual results to differ.

Results of Continuing Operations

Three Months Ended September 30, 2001 and 2000

Net revenue for the third quarter of 2001 was $407.1 million, a decrease of $5.2 million or (1.3%) as compared to the third quarter of 2000 net revenue of $412.3 million. Net revenue decreased as a result of large commercialization contracts that were terminated or converted in-house by our customers instead of being renewed. Net revenue was also negatively impacted due to the travel restrictions implemented after the terrorist acts on September 11, 2001 and reduced data management activities as a result of the Nimda virus. The decrease was partially offset by an increase of approximately $2.9 million from our Phase I development services. Net revenue in the Asia Pacific region increased $10.4 million or 31.6% to $43.2 million but decreased $20.8 million or 8.7% to $217.5 million in the Americas region primarily resulting from the decline in the commercialization segment. Net revenue in the Europe and Africa region increased $5.2 million or 3.6% to $146.5 million. The growth in net revenue was negatively impacted by approximately $9.9 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro, other European currencies and the Japanese yen.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $242.7 million or 59.6% of net revenue for the third quarter of 2001 versus $247.6 million or 60.0% of net revenue for the third quarter of 2000.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $128.1 million or 31.5% of net revenue for the third quarter of 2001 versus $141.0 million or 34.2% of net revenue for the third quarter of 2000. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring activities including a decrease in spending on our Internet initiative. These reductions were partially offset by an increase of $2.5 million in costs associated with the continued implementation of our shared service center initiative and $2.3 million in costs associated with the realignment of business development.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Depreciation and amortization were $24.6 million or 6.0% of net revenue for the third quarter of 2001 versus $22.9 million or 5.6% of net revenue for the third quarter of 2000. Depreciation expense increased $1.6 million due to the increase in our capitalized asset base.

During the third quarter of 2001, we announced a strategic plan that we are implementing across each service line and geographic area of our business which we believe will allow us to meet the changing needs of our customers and to increase our opportunity for growth by committing ourselves to innovation, quality and efficiency. We intend to successfully implement this plan through:

         -        partnering structures

         -        leveraging technology and information

         -        realigning business development

         -        hiring and retaining quality employees

         - creating efficiencies through shared service centers and real time human resource management

In connection with this plan, we recognized a $50.9 million restructuring charge. In addition, we recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consists of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions will be eliminated and as of September 30, 2001, 561 individuals have been notified of their termination. We are targeting the restructuring to result in annualized cost savings of approximately $50 million to $55 million.

Also, in the third quarter of 2001, we recognized a $20.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in our commercialization segment. The goodwill was deemed impaired and written-off due to changing business conditions and strategic direction.

Loss from operations was $60.5 million for the third quarter of 2001 versus income from operations of $791,000 for the third quarter of 2000. Excluding the $52.0 million restructuring charge and $20.1 million write-off of goodwill and other assets, income from operations was $11.7 million for the third quarter of 2001.

Other expense was $338.1 million for the third quarter of 2001. Included in other expense for the third quarter of 2001 was a $341.9 million write-down of our cost basis in investments held by us, primarily WebMD Corporation, which management deemed to be an other than temporary decline in their fair value. Excluding this charge, other income for the third quarter of 2001 was $3.8 million versus $6.0 million for the third quarter of 2000. The decrease was primarily the result of a $2.1 million decrease in net interest income, due to a decline in interest rates and a $1.2 million decrease in gains from the sale of investments.

The effective income tax rate for the third quarter of 2001 was (33.3%) versus a 33.0% effective income tax rate for the third quarter of 2000. Since we conduct operations on a global basis, our effective income tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the three months ended September 30, 2001 and 2000. We do not include net revenue and expenses relating to the Internet initiative, charges related to restructurings, write-off of goodwill and other assets and disposal of a business, other income (expense) and income tax expense (benefit) in our segment analysis (dollars in millions).


                                        Net Revenue                                (Loss)/Income From Operations
                           --------------------------------------       ---------------------------------------------------
                                                           Growth                      % of Net                    % of Net
                            2001          2000               %          2001            Revenue       2000          Revenue
                           ------        ------            ------       -----          --------       -----        --------

Product development        $222.5        $201.6             10.4%       $10.4              4.7%       $ 2.2             1.1%
Commercialization           171.6         196.2            (12.5)         9.0              5.2         11.4             5.8
Informatics                  13.0          14.3             (9.4)        (5.4)           (41.8)        (4.0)          (28.0)
                           ------        ------                         -----                         -----
                           $407.1        $412.1             (1.2)%      $14.0              3.4%       $ 9.6             2.3%
                           ======        ======                         =====                         =====


The product development group's financial performance improvement was a result of several factors, including process enhancements and cost reduction efforts in the American operations and growth in our Phase I development services. These improvements were partially offset by the effects of lost revenue, estimated to be approximately $2.2 million, due to the September 11, 2001 terrorist acts and the Nimda virus.

The commercialization group's financial performance was negatively impacted during the quarter by the continuing effects of large contracts converted in-house or terminated by our customers instead of being renewed.

The decrease in net revenues and operating margins in our informatics group was due, in part, to our restructuring plans and the uncertainty that such plans created among the employees in the informatics group. As a percentage of our total number of employees, the employees in our informatics group represent by far the largest group of our employees impacted by the restructuring plans. As a result, since the announcement of our restructuring plans, the net revenues and operating margins in our informatics group have been negatively impacted more than other segments of our business. The details of the strategic plan and related restructuring, which is being communicated to the employees, are expected to reduce the uncertainty surrounding our overall restructuring plans and the related impact such plans will have on the employees of this group.

Nine Months Ended September 30, 2001 and 2000

Net revenue for the nine months ended September 30, 2001 was $1.22 billion, a decrease of $34.4 million or (2.8%) as compared to the nine months ended September 30, 2000 net revenue of $1.25 billion. Net revenue decreased primarily as a result of large commercialization contracts that were terminated or converted in-house by our customers instead of being renewed. The decrease was partially offset by an increase of approximately $10.6 million from our Phase I development services. Net revenue in the Asia Pacific region increased $29.4 million or 33.5% to $117.1 million but decreased $70.2 million or 9.7% to $654.0 million

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


in the Americas region primarily resulting from the decline in the commercialization segment. Net revenue in the Europe and Africa region increased $6.5 million or 1.5% to $444.8 million. The growth in net revenue was negatively impacted by approximately $43.4 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro, other European currencies and the Japanese yen.

Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $724.9 million or 59.6% of net revenue for the first nine months of 2001 versus $755.9 million or 60.5% of net revenue for the first nine months of 2000.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $392.2 million or 32.3% of net revenue for the first nine months of 2001 versus $421.8 million or 33.7% of net revenue for the first nine months of 2000. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring activities including a decrease in the spending for our Internet initiative. These reductions were partially offset by an increase of $4.9 million in costs associated with the realignment of our internal business development structure and $8.1 million in costs associated with the continued implementation of our shared service center initiative. During 2001, we opened our finance shared service center in Scotland. We anticipate the implementation of the global finance and human resources shared service centers to continue during the remainder of 2001.

Depreciation and amortization were $71.1 million or 5.9% of net revenue for the first nine months of 2001 versus $68.8 million or 5.5% of net revenue for the first nine months of 2000. Depreciation expense increased $2.5 million due to the increase in our capitalized asset base.

In response to a decrease in demand for our services, we announced a restructuring plan during the nine months ended September 30, 2000, resulting in a $58.6 million restructuring charge. This charge consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million in exit costs. As of September 30, 2001, approximately 909 positions have been eliminated and approximately $3.6 million remains to be spent in connection with the restructuring plan.

In connection with the aforementioned strategic plan announced during 2001, we recognized $54.2 million of restructuring charges which included approximately $1.1 million relating to a 2000 restructuring plan. The restructuring charges consist of $33.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.9 million of exit costs. As part of these restructurings, approximately 1,040 positions will be eliminated, and as of September 30, 2001, approximately 601 individuals have been notified of their termination.

For the nine months ended September 30, 2001, we recognized a $20.1 million charge to write-off goodwill and other operating assets. For the nine months ended September 30, 2000, we recognized a $17.3 million loss on the disposal of a business.

Loss from operations was $46.6 million for the first nine months of 2001 versus $72.1 million for the first nine months of 2000. Excluding the charges relating to the restructurings, the write-off of goodwill and other

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


assets, and the disposal of a business, income from operations was $27.7 million for the first nine months of 2001 versus $3.8 million for the first nine months of 2000.

Other expense was $325.9 million for the first nine months of 2001. Included in other expense for the first nine months of 2001 was a $345.0 million write-down of our cost basis in investments held by us, primarily WebMD, which management deemed to be an other than temporary decline in their fair value. Excluding this charge, other income for the nine months ended September 30, 2001 was $19.1 million versus $11.2 million for the first nine months of 2000. The increase was primarily due to a $3.3 million increase in gains from the sale of investments and a $3.9 million increase in net interest income as a result of an increase in investable funds and a decrease in debt which was partially offset by the decline in interest rates.

The effective income tax rate for the first nine months of 2001 was (33.3%) versus a (33.0%) effective income tax rate for the first nine months of 2000. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

The following table summarizes the operating activities for our three reportable segments for the nine months ended September 30, 2001 and 2000. We do not include net revenue and expenses relating to the Internet initiative, charges relating to restructurings, write-off of goodwill and other assets and the disposal of a business, other income (expense) and income tax expense (benefit) in our segment analysis (dollars in millions).


                                        Net Revenue                              (Loss)/Income From Operations
                          ---------------------------------------     --------------------------------------------------
                                                           Growth                    % of Net                   % of Net
                            2001           2000              %          2001          Revenue      2000          Revenue
                          ---------     ----------         ------     --------        -------     --------      --------

Product development      $    664.2     $    604.6           9.9%     $   28.2           4.2%     $  (11.6)        (1.9)%
Commercialization             508.6          602.8         (15.6)         24.7           4.8          43.8          7.3
Informatics                    43.1           42.1           2.2         (12.5)        (29.1)        (11.8)       (28.0)
                         ----------     ----------                    --------                    --------
                         $  1,215.8     $  1,249.5          (2.7)%    $   40.3           3.3%     $   20.4          1.6%
                         ==========     ==========                    ========                    ========


The product development group's financial performance improvement was a result of several factors, including process enhancements and cost reduction efforts in the American and European operations and growth in our Phase I development services.

The commercialization group's financial performance was negatively impacted by several factors, including the effects of large contracts converted in-house or terminated by our customers instead of being renewed and the effects of a collection issue with a non-pharmaceutical customer receivable. These were partially offset by the effects of cost reduction efforts, primarily in the United States.

The informatics group's financial performance was impacted by the uncertainty created among the employees in this group due to the strategic plan and related restructuring and the costs associated with developing new data products.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash provided by operations were $102.4 million for the nine months ended September 30, 2001 versus cash used in operations of $58.7 million for the comparable period of 2000. Included in cash provided by operations for the nine months ended September 30, 2001 was an income tax refund of $47.6 million. Investing activities, for the nine months ended September 30, 2001, consisted primarily of capital asset and equity investment purchases. These expenditures were offset by proceeds from the redemption of debt securities. Capital asset purchases required an outlay of cash of $59.8 million for the nine months ended September 30, 2001 compared to an outlay of $73.3 million for the same period in 2000. In 1999, we acquired substantial assets of Aventis' Kansas City-based Drug Innovation and Approval Facility. Subsequent to September 30, 2001, we paid approximately $58 million, which constitutes the remainder of the purchase price for that facility.

Total working capital was $452.6 million as of September 30, 2001, an increase of $143.9 million versus working capital of $308.7 million as of December 31, 2000. Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $256.5 million at September 30, 2001 as compared to $219.8 million at December 31, 2000. As of September 30, 2001, trade accounts receivable were $253.2 million versus $246.3 million at December 31, 2000. Unbilled services were $197.2 million at September 30, 2001 versus $167.7 million at December 31, 2000, offset by unearned income balances of $193.9 million and $194.2 million, respectively. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 49 days at September 30, 2001, as compared to 43 days at December 31, 2000, as a result of customer payment patterns.

Investments in debt securities were $36.9 million at September 30, 2001 as compared to $107.8 million at December 31, 2000. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer, at par, and money funds. The $70.9 million decrease is a result of investments being called by the issuer.

Investments in strategic marketable equity securities at September 30, 2001 were $204.1 million, a decrease of $180.0 million, as compared to $384.0 million at December 31, 2000. This decrease is primarily due to the decline in the market price of WebMD Corporation common stock. Excluding the decline in the market price of WebMD common stock, investments in marketable equity securities decreased approximately $51.2 million due to unrealized losses on the portfolio as a result of market price declines. In accordance with our policy to continually review declines in fair value of our marketable equity securities for declines that may be other than temporary, we recorded a loss of approximately $345.0 million for the nine months ended September 30, 2001 to establish a new cost basis for certain investments, primarily WebMD common stock.

On October 12, 2001, we jointly announced with WebMD the settlement of litigation and the resolution of the disputes between the companies. As part of the settlement, WebMD agreed to pay us $185.0 million in cash for all 35 million shares of WebMD common stock owned by us. We will also receive an additional payment from WebMD if, on or before June 30, 2004, WebMD is acquired for a price greater than $4.00 per share or ENVOY is acquired for a price greater than $500 million. As part of this settlement, we will continue to receive data from WebMD only through February 28, 2002. In addition, as part of the settlement, we have

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


terminated our existing contracts with WebMD, which, among other things, absolves us from any obligation to fund WebMD up to $100 million to develop a web-based suite of integrated products.

We have available to us a (pound)10.0 million (approximately $14.7 million) unsecured line of credit and a (pound)1.5 million (approximately $2.2 million) general banking facility with a U.K. bank. At September 30, 2001, we did not have any outstanding balances on these facilities. Our $150 million senior unsecured credit facility with a U.S. bank expired in August 2001 in accordance with its terms.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002. During the first nine months of 2001, we entered into agreements to repurchase 520,000 shares for an aggregate price of $8.6 million. Shareholders' equity at September 30, 2001 was $1.42 billion versus $1.40 billion at December 31, 2000.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


successfully. Our inability to develop new products or services or any delay in development may adversely affect our ability to maintain our rate of growth in the future.

Our plan to web-enable our product development and commercialization services may negatively impact our results in the short term.

We are developing an Internet platform for our product development and commercialization services. We have entered into agreements with certain vendors for them to provide web-enablement services to help us develop this platform. If such vendors fail to perform as required or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate web-enablement services, creating web-enablement services which our customers will find desirable and implementing our business model with respect to these services. Also, these expenditures are likely to negatively impact our profitability, at least until our web-enabled products are operationalized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in operating income resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts clients away from our services.

Our ability to provide informatics services depends on agreements with third parties to access healthcare data.

In order to provide our informatics products and services, we need access to healthcare data. Prior to the sale of our ENVOY subsidiary, we obtained this data directly from ENVOY. Following the sale of ENVOY to WebMD, we entered into a data rights agreement with WebMD to continue to provide us with the ENVOY data, as well as other data collected by WebMD.

On October 12, 2001, we entered into a settlement agreement with WebMD which ended the litigation and resolved the disputes between our two companies. In connection with the settlement agreement, we will continue to receive healthcare data from WebMD only through February 28, 2002. As a result, we have begun to seek to obtain similar data from alternate sources. While we believe that we will be able to secure alternative sources prior to February 28, 2002, we cannot assure you that we will be able to do so, or that third parties which provide data will be willing to negotiate or provide terms that are acceptable to us, or will be able to give us access to the quality and timeliness of data that we need to support our informatics products. If we do not have continued access to data on acceptable terms, our informatics service group will not be able to support its contracts with existing customers or continue development projects as currently planned, which would have an adverse effect on our business.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The potential loss or delay of our large contracts could adversely affect our results.

Many of our customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, since 1999 we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

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

As part of our sales strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. These transactions may include a strategic investment in a customer, providing financing to a customer, or taking an interest in the revenues from a customer's product. For example, we may build a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Our financial results would be adversely affected if our customers' products do not achieve the level of success that we anticipate and/or our return or payment from the product, investment or financing is less than our costs of performance, investment or financing.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Proposed and final laws and regulations may create a risk of liability and along with certain contractual obligations may increase the cost of our business or limit our service offerings.

The confidentiality of individually identifiable health information and the circumstances under which such individually identifiable health records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation both domestically and internationally. Additional U.S. legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final U.S. and international regulations governing individually identifiable health information may (1) require us to implement new security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These regulations may also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business. Additionally, states in the U.S. may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the proposed U.S. federal regulations. In the recently settled dispute with WebMD, WebMD had opined that a number of state laws in the U.S. could apply which may require modifications to access specifications for particular data elements in de-identified health information. These and other changes in regulation could limit our ability to offer some of our products or have an impact on the business opportunities available to us. There is a risk of civil or criminal liability if we are found to be responsible for any violations of applicable laws, regulations or duties relating to the privacy or security of individually identifiable health information. In addition, in connection with our settlement agreement with WebMD we have agreed to indemnify WebMD for losses arising out of or in connection with the settlement agreement itself, the cancelled Data Rights Agreement with WebMD, our data business, the collection, accumulation, storage or use of data by ENVOY for the purpose

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


of transmitting or delivering data to us, any transmission or delivery by ENVOY of data to us, or violations of law or contract attributable to any such event, action or circumstance. Under the terms of our agreement, our indemnification obligation for the first $20 million in aggregate losses is limited to 50%.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at September 30, 2001. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We have one customer that accounted for 10.2% and 10.6% of our net revenues for the three and nine months ended September 30, 2001, respectively. These revenues resulted from services provided by each of our three service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

New healthcare legislation or regulation could restrict our informatics business.

On December 28, 2000, the Secretary of Health and Human Services, also referred to as HHS, issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. This rule generally (1) imposes standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establishes limitations on and procedures for (a) the exercise of those individuals' rights, (b) the uses and disclosures of protected health information and (c) language in contractual agreements between covered entities and their business associates with regards to protected health information. The effective date of the final rule was April 14, 2001 and the compliance date is April 14, 2003. HHS' Office for Civil Rights, the enforcement office for the rule, issued guidance in the form of questions and answers on the rule in July 2001 and according to the Secretary, further modifications and/or guidelines to the regulation will be forthcoming in the next few months. If state or federal legislation or a more restrictive rule is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services (any such state law may be subject to enforceability challenges based on constitutional and federal preemption issues). In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to service our clients during the FDA approval process could be adversely affected.

The United States Food and Drug Administration, also referred to as the FDA, published 21 CFR Part 11 "Electronic Records; Electronic Signatures; Final Rule" ("Part 11") in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity,

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


integrity and, as appropriate confidentiality of electronic records and, in certain circumstances, Part 11 requires those utilizing electronic records to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Many of our customers, or potential customers, are targeting 2003 for full compliance of all their affected systems. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant with the requirements of Part 11. If we are unable to achieve this objective, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any material changes in market risk from December 31, 2000.

PART II. Other Information

Item 1.  Legal Proceedings

Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against us and several of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of our stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs seek unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believed the claims to be without merit and intended to defend the suit vigorously. Accordingly, we and the named officers and directors filed a motion to dismiss the amended complaint. Immediately prior to the hearing scheduled on February 6, 2001, on the motion to dismiss, the parties agreed to settle the lawsuit. On October 5, 2001, the district court judge approved the settlement, ending the dispute.

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

On February 25, 2001, we initiated a lawsuit in Superior Court of Wake County, North Carolina against WebMD Corporation. Our complaint alleged that WebMD's suspension of the delivery of data to us on February 24, 2001 was a material breach of the Data Rights Agreement we entered into with WebMD in May 2000, and we requested a preliminary injunction to require WebMD to continue providing the data to us

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


pending final resolution of the action. We obtained a temporary restraining order on February 25, 2001 requiring WebMD to continue the delivery of data to us pursuant to the Data Rights Agreement. WebMD removed the suit to the United States District Court for the Eastern District of North Carolina on March 1, 2001 and moved to dissolve the temporary restraining order. On March 5, 2001, the court denied the defendant's motion to dissolve the temporary restraining order and, subsequently extended the temporary restraining order through March 16, 2001. On March 16 and March 21, the court entered a preliminary injunction requiring WebMD to continue the unaltered and uninterrupted flow of data, which WebMD appealed to the United States Court of Appeals for the Fourth Circuit on April 16, 2001. On October 12, 2001, we entered into a settlement agreement with WebMD which settled the litigation and resolved our dispute. The United States District Court for the Eastern District of North Carolina approved the conditional voluntary dismissal on October 17, 2001. Additionally, the United States Court of Appeals for the Fourth Circuit dismissed the appeal on October 18, 2001.

We are also a party in certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on consultation with legal counsel, that the outcome of these matters would not materially affect our consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended September 30, 2001, options to purchase 8,512 shares of our common stock were exercised at an average exercise price of $2.2258 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

Item 3.  Defaults upon Senior Securities -- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not
         Applicable

Item 5.  Other  Information  -- Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 6.  Exhibits and  Reports on Form 8-K

         (a)      Exhibits
                  10.01 Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation

         (b) During the three months ended September 30, 2001, the Company filed two reports on Form 8-K.

The Company filed a Form 8-K, dated July 19, 2001, including its press release announcing the Company's earnings information for the period ended June 30, 2001.

The Company filed a Form 8-K, dated September 11, 2001, including its press release announcing the Company's operational and earnings targets for 2002.

No other reports on Form 8-K were filed during the three months ended September 30, 2001.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Quintiles Transnational Corp.
                    ---------------------------------------
                                   Registrant


Date  November 1, 2001                       /s/ Dennis B. Gillings
      -------------------------              ----------------------------------
                                             Dennis B. Gillings, Chairman

Date  November 1, 2001                       /s/ Pamela J. Kirby
      -------------------------              ----------------------------------
                                             Pamela J. Kirby, Chief Executive
                                             Officer

Date  November 1, 2001                       /s/ James L. Bierman
      -------------------------              ----------------------------------
                                             James L. Bierman, Chief Financial
                                             Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                           EXHIBIT INDEX


Exhibit                             Description
-------                             -----------

10.01                               Settlement Agreement, dated October 12, 2001, between
                                    Quintiles Transnational Corp. and WebMD Corporation