Form 10-K405
period 2001-12-31
QUINTILES TRANSNATIONAL CORP
filed 2002-03-22
CIK 919623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock at January 31, 2002 held by those persons deemed by the registrant to be non-affiliates was approximately $1,756,481,571.

     As of January 31, 2002 (the latest practicable date), there were 118,605,385 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 1, 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         QUINTILES TRANSNATIONAL CORP.

                            FORM 10-K ANNUAL REPORT

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   16
  Item 3.   Legal Proceedings...........................................   17
  Item 4.   Submission of Matters to a Vote of Security Holders.........   18

PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   18
  Item 6.   Selected Consolidated Financial Data........................   19
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation....................................   20
  Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   40
  Item 8.   Financial Statements and Supplementary Data.................   41

PART III
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   73
  Item 10.  Directors and Executive Officers of the Registrant..........   73
  Item 11.  Executive Compensation......................................   73
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   73
  Item 13.  Certain Relationships and Related Transactions..............   73

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   73

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

     We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to distribute backlog among project management groups and match demand to resources, our actual operating performance, the actual savings and operating improvements resulting from our restructuring activities, our ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the risk that our PharmaBio transactions will not generate revenues, profit or return on investment at the rate or levels we expect, risks associated with entering into a new line of business such as those being entered into by PharmaBio, the risk that our Informatics business will not be able to operate as expected using new and multiple data sources, the risk that our proposed joint venture with McKesson Corporation relating to the Informatics business will not be consummated, or if consummated, will not be successful, liability risks associated with our business which could result in losses or indemnity to others not covered by insurance, risks associated with data use and use of our data products which are regulated by state and federal laws and contracts, and other risks described under "Risk Factors" and elsewhere in this report.

ITEM 1.  BUSINESS

GENERAL

     We are a market leader in providing a full range of integrated product development and commercial development solutions to the pharmaceutical, biotechnology and medical device industries. We also provide market research solutions and strategic analyses to support healthcare decisions and healthcare policy consulting to governments and other organizations worldwide. Supported by our extensive information technology capabilities, we provide a broad range of contract services to help our customers reduce the length of time from the beginning of development to peak sales of a new drug or medical device. Our product development services include a full range of services focused on helping our customers through the development and regulatory approval of a new drug or medical device. Our commercial services, including sales and specialized marketing support services, focus on helping our customers achieve commercial success for a new product or medical device. We also offer healthcare policy research and management consulting, which emphasize improving the quality, availability and cost-effectiveness of healthcare, as well as data analysis and market research services which form the core of our healthcare informatics services.

     Since our formation in 1982, we have continued to expand the scope of our services and our geographic presence to support the needs of our customers on a worldwide basis. As part of this strategy, we completed approximately 35 acquisitions over the past six years to expand or strengthen our services. Although our acquisition rate slowed over the last three years, with 10 acquisitions completed in 1999, none in 2000 and two completed in 2001, we have focused our efforts on reorganizing our operating units, creating new ways of marketing and selling our services and developing and restructuring our informatics business, both for stand alone service offerings and to provide support services for our other business units. In addition, we have begun to pursue strategic alliances with our customers which pair the services of our commercial services and product development groups with funding support for our customers. As part of our normal course of business, we also evaluate opportunities to acquire specific products and/or marketing rights to products.

     During 2001, we began implementing a global strategic plan that we believe will allow us to meet the changing needs of our customers and increase our opportunity for growth. Our strategy is built on the following initiatives:

     - Implementing strategic alliances. Through our PharmaBio Development group, we are pursuing strategic alliances with customers in which we combine the services of our commercial services and product development groups with funding support for our customer. In appropriate circumstances, we may also acquire the rights to receive royalties or commissions based on sales of the customer's product.

     - Leveraging technology and information. We are focusing on leveraging our technology to increase the value of our services to our customers and to increase our own efficiency. For example, our commercial services group is using our iQLearning Network to deliver Internet based programs as eCME and E-detailing products to supplement office visits and allow us to reach doctors who are not easily accessed, while at the same time, leveraging our recruitment services across the iQLearning Network to drive down our costs. Our product development group is focusing on gaining operating efficiency in data management by eliminating duplicate offices and shifting capabilities to low-cost, high quality regions and eventually through the use of secure Internet links.

     - Realigning business development. We are moving towards a business development strategy which focuses on specific customers to acquire a better understanding of the whole of that customer's needs. We may achieve this understanding by acquiring some of the customer's infrastructure, bringing along with it a relationship with the customer. In other cases, we may expand existing customer relationships into preferred provider relationships, such as by forming long-term clinical development alliances designed to enable the customer to boost efficiencies in its drug development programs.

     - Hiring and retaining quality employees. Our employees are our business, and we are dedicated to strengthening and stabilizing our workforce.

     - Creating efficiencies through shared service centers and near real-time human resources management. We believe we can create operational efficiencies by centralizing our finance and human resources functions in professional services centers that we established regionally in the United States and Europe.

     In 2000, we sold our electronic data interchange subsidiary, ENVOY Corporation, to WebMD Corporation. In connection with the sale of ENVOY, we entered into an agreement with WebMD to form a strategic alliance with WebMD to develop and market a Web-based integrated suite of products and services for the pharmaceutical industry. We also entered into a data rights agreement under which WebMD agreed to provide us with de-identified ENVOY and other WebMD data. We initiated a lawsuit against WebMD on February 25, 2001 after it unilaterally suspended delivery of data to us. On October 12, 2001, the companies entered into a settlement agreement resolving their disputes. As part of the settlement, WebMD agreed to pay us $185 million in cash for all of the 35 million shares of WebMD Common Stock we had held since WebMD's acquisition of ENVOY and to resolve our disputes. We also will receive additional payment from WebMD if, on or before June 30, 2004, WebMD is acquired for a price greater than $4.00 per share or its ENVOY subsidiary is acquired for a price greater than $500 million. Under the terms of the settlement, any obligations to pay WebMD for development of Web-based products and share informatics revenues terminated, and we continued to receive de-identified data from WebMD until February 28, 2002.

STRATEGIC ALLIANCES

     Our PharmaBio Development group, created in 2000, continues to help facilitate non-traditional customer alliances. PharmaBio Development works with our service groups to enter into strategic alliances and make strategic investments that we believe will position us to explore new opportunities and areas for potential growth. PharmaBio has entered into a series of similarly structured transactions that typically involve providing funding to the customer, either through direct milestone payments or loans. We may invest directly in the customer's common stock, and sometimes we receive warrants to purchase shares of our customer's common stock. In some cases, the loans are convertible into capital stock of the customer. This funding is typically used by the customer to help pay for the services provided by us. In addition, the customer may agree to pay us royalties or commissions based on sales of the customer's product. We believe this business model adds value for both pharmaceutical and biotechnology companies. Pharmaceutical companies gain additional resources in support of their new and/or existing products, and biotechnology companies gain capital and services. This model allows us to expand on the traditional fee-for-service model of our core business by using available cash to create the potential for a greater return on a customer relationship by direct investment, allowing us to take advantage of our customer's growth, or participating in a product revenue stream that may depend in part on how successful we are in providing our services with regard to the product.

     As of December 31, 2001, we have entered into five of these transactions involving commercial rights and royalties. For example, in January 2001 we entered into an agreement under which we are providing funding for the sales and marketing of Scios Inc.'s recently launched lead product for acute congestive heart failure, Natrecor(R), in exchange for a percentage of the drug's future sales. Also, in December 2001 we entered into an agreement under which we are providing funding for the commercialization of Discovery Laboratories, Inc.'s lung surfactant, Surfaxin(R), in exchange for a percentage of future sales. Overall, our expected revenues and operating income from these transactions depends on the performance or success of the customer's product, which in some cases has not yet been approved by the U.S. Food and Drug Administration, or FDA.

     We have recently expanded this business model to include the acquisition of rights to market products directly. In December 2001, PharmaBio Development acquired the North American license to market and sell Solaraze(TM), a topical gel approved by the FDA for the treatment of actinic keratosis, a pre-cancerous skin condition linked to over-exposure to the sun. We obtained this license from Bioglan Pharma Plc, which subsequently became insolvent and is managed by an administrator effective as of February 20, 2002. Until March 22, 2002, its affiliate, Bioglan Pharma Inc., or Bioglan, provided the marketing and sales support for the product. On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force. As part of the transaction, we also acquired Bioglan's rights to certain other dermatology products now on the market in the United States, including ADOXA(TM) for the treatment of severe acne. This acquisition provides us with the infrastructure and capabilities to help support our commercial rights strategies.

     We review many candidates for strategic alliances under our PharmaBio Development business model, and in addition to the transactions already under way, we are continually evaluating new strategic possibilities, including opportunities to acquire rights to market additional pharmaceutical products, and we may enter into additional transactions in the future.

JOINT VENTURE

     On March 15, 2002, we entered into a joint venture agreement with McKesson Corporation pursuant to which we agreed to form a joint venture company that would combine our Informatics business with de-identified healthcare data flow from McKesson. McKesson also is contributing its Kelly/Waldron business, which provides sales and marketing information and services, with a focus on primary market research and data integration. The agreement contemplates that we would be co-equal owners of the joint venture company with McKesson, with a portion of the equity in the joint venture company to be allocated to key providers of de-identified healthcare data. The formation of the joint venture company is contingent upon at least one provider of de-identified healthcare data, other than McKesson, agreeing to take an equity interest in the joint venture company in exchange for its contribution of de-identified healthcare data flow to the joint venture company. We currently are in discussions with several major data providers regarding joining the joint venture company and/or contributing de-identified healthcare data to the joint venture company.

     The agreement also provides for the joint venture company to license data products to us and McKesson for use in our core businesses. Under the license arrangement with the joint venture company, our product development and commercial services groups will continue to have access to the joint venture's market information and products to enhance delivery of their services to pharmaceutical and biotechnology customers.

SERVICES

     We provide globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the worldwide pharmaceutical, biotechnology, medical device and healthcare industries. We also provide market research and strategic analysis services to support healthcare decisions. We manage our operations through three segments, namely the product development group, the commercial services group and the informatics group. Management has distinguished these segments based on our normal operations. The product development group is primarily responsible for all phases of preclinical and clinical research. The commercial services group is primarily responsible for sales force deployment and strategic marketing services, as well as healthcare policy research and consulting services. The informatics group provides market research and healthcare information to pharmaceutical and healthcare customers. Note 21 of the notes to our consolidated financial statements includes financial information regarding each segment.

     We provide our customers with a continuum of services which span our three segments. We believe that the broad scope of our services allows us to help our customers rapidly assess the viability of a growing number of new drugs, cost-effectively accelerate development of the most promising drugs, launch new drugs to the market quickly and evaluate their impact on healthcare. The following discussion describes our service offerings in greater detail.

PRODUCT DEVELOPMENT OFFERINGS

     Through our product development group, we provide a full range of drug development services focused on helping our customers achieve regulatory success, from strategic planning and preclinical services to regulatory submission and approval.

  EARLY DEVELOPMENT AND LABORATORY SERVICES

     PRECLINICAL SERVICES. Our preclinical unit provides customers with a wide array of early development services. These services are designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products, and include general toxicology, carcinogenicity testing, pathology, efficacy and safety pharmacology, bioanalytical chemistry, drug metabolism and pharmacokinetics. During 2001, we opened a safety pharmacology unit in Kansas City, Missouri. The opening of the unit in combination with our Edinburgh, Scotland unit will allow us to provide full service safety pharmacology to our U.S. customers while further strengthening our global position.

     FORMULATION, MANUFACTURING AND PACKAGING SERVICES. We offer services in the design, development, analytical testing and commercial manufacture of pharmaceutical dose forms. We provide study medications for preclinical and clinical studies along with necessary good manufacturing practice, or GMP, and chemistry, manufacturing and controls, or CMC, regulatory documentation. Medications for use in clinical studies are packaged, labeled and distributed globally. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials. During 2001, we opened a new clinical trials supplies facility in Singapore to serve companies conducting trials in Asia and the Pacific Rim countries. We also opened a 3,200 square-foot stability storage facility in Kansas City, Missouri, which will allow further expansion of our formulation development and analytical testing capabilities.

     PHASE I SERVICES. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals. Our Phase I services include dose ranging, bioavailability/bioequivalence studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

     CENTRALIZED CLINICAL TRIAL LABORATORIES. Our centralized laboratories provide globally integrated clinical laboratory services to support all phases of regional and global clinical trials with facilities in the United States, Europe, South Africa and Singapore. Services include the provision of protocol-specific study materials, customized lab report design and specimen archival and management for study sponsors. In addition to providing comprehensive safety and efficacy testing for clinical trials, our centralized laboratories allow for global standardization of clinical testing, database development and electronic data transfer and provide direct electronic integration of laboratory data into safety and efficacy reports for new drug application, or NDA, submissions.

  CLINICAL DEVELOPMENT SERVICES

     CLINICAL TRIAL SERVICES. We offer comprehensive clinical trial services throughout the lifecycle of a product. In addition to Phase I through III studies, which are the basis for obtaining initial regulatory approval for drugs and medical devices, we provide expertise in the development and execution of Phase IIIb and IV studies, which includes drug safety, regulatory affairs, clinical trial supplies, central laboratory services, quality assurance, health economics, data management and biostatistics. On a global basis, our employees are aligned with key customers to provide a full-range of management and scientific services tailored to their specific requirements. We have specialist expertise in therapeutic areas of the central nervous system, cardiovascular, infectious, allergic and respiratory diseases as well as within therapeutic areas of endocrinological, gastroenterological, genitourinary, musculoskeletal diseases, and stroke, with respect to clinical trials. Other specialized offerings include oncology and development services in neonatal, pediatric and adolescent care. Because of our global presence and ability to coordinate clinical staff to service customers on an international basis, we are experienced in managing trials involving several thousand patients at hundreds of sites concurrently in the Americas, Europe, the Asia-Pacific region and South Africa.

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

          Patient recruitment. We assist our customers in recruiting patients to participate in clinical trials through investigator relationships, media advertising, use of web-based techniques and other methods.

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

          Clinical data management and biostatistical services. We have extensive experience in the United States and Europe in the creation of scientific databases for all phases of the drug development process. These databases include: (1) customized databases to meet customer-specific formats, (2) integrated databases to support NDA submissions and (3) databases in accordance with the FDA and European specifications.

     REGULATORY AFFAIRS SERVICES. We provide comprehensive medical and regulatory services for our pharmaceutical and biotechnology customers. Our medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, consultation and liaison with various regulatory agencies. Our regulatory affairs professionals help to define the steps necessary to obtain registration as quickly as possible. We are able to provide such services in numerous countries to meet our customers' needs to launch products in multiple countries simultaneously.

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

COMMERCIAL SERVICES OFFERINGS

     We deliver integrated, strategic solutions designed to meet the diverse needs of our customers in the United States and globally. Our extensive clinical and marketing expertise spans the healthcare spectrum, from pharmaceutical, biotechnology and medical device customers to hospitals, long-term care facilities, foundations, managed care organizations, employers, the military, and federal and state governments. For pharmaceutical, biotechnology and medical device customers, our commercial services group provides a comprehensive range of specialized pre-launch, launch and post-launch services, from strategic planning early in the development of a new medicine, market research and medical education services to build product awareness and support to sales force recruitment, training and deployment, product marketing, clinical experience programs and health management services. These integrated service offerings help maximize sales throughout the product lifecycle. Our extensive clinical and marketing expertise spans the healthcare spectrum, from pharmaceutical, biotechnology and medical device customers to hospitals, long-term care facilities, foundations, managed care organizations, employers, the military and federal and state governments.

  QUINTILES INTEGRATED STRATEGIC SOLUTIONS

     LATE PHASE CLINICAL STUDIES. Our late phase clinical services include Phase IV clinical trials, clinical experience trials and patient registries, which are designed to build physician awareness, drive product usage and deepen our customer's understanding of physician practice and product adoption patterns. We also offer post-marketing safety surveillance programs to track safety information on a global scale and provide immediate access to safety databases. Our late phase studies incorporate tools for measuring treatment satisfaction and quality of life to help maximize product launch and sales opportunities. Reimbursement support services include specialized reimbursement hotlines and patient assistance programs to facilitate coverage and payment for treatment using new technologies. In 2001, we launched an international effort, called Quintiles Late Phase, to help our customers maximize sales by using integrated late phase services that bridge clinical development and product commercialization.

     STRATEGIC MARKETING SERVICES. Our expert consultants support pharmaceutical, biotechnology and medical device product commercialization through a continuum of services. We begin in the conceptualization phase of development with strategic market research. Through a combination of secondary data and qualitative primary research, we assist customers in making development decisions. Once a product proceeds to large-scale clinical trials, our group creates product positioning, pricing and formulary access/reimbursement strategies based on extensive primary research with providers, patients, payors and other administrative decision-makers. Finally, in support of product marketing at launch, we create health economic models to justify price to formulary decision-makers, and, post-launch, we track actual product costs and outcomes through medical claims data, medical records and patient interviews. The combination of these services provide our customers with the marketing, economic and reimbursement support they need to help to maximize commercial potential at each stage of the product lifecycle.

     HEALTHCARE POLICY RESEARCH AND CONSULTING. Our management consulting services focus on improving the quality, availability and cost-effectiveness of healthcare in the highly regulated and rapidly changing healthcare industry. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analysis, evaluation design, microsimulation modeling and data analysis. They represent the core competencies of The Lewin Group, an internationally recognized healthcare consulting firm.

     REGULATORY AND COMPLIANCE CONSULTING. We supply regulatory and compliance consulting services to the medical device, pharmaceutical and biotechnology industries. Services include global regulatory consulting, quality systems and engineering and validation. We assist companies in preparing for FDA interactions, including inspections and resolution of enforcement actions; complying with good manufacturing, good clinical practice and quality systems regulations; meeting process validation requirements; and bringing new medical devices to market.

     STRATEGIC MEDICAL COMMUNICATIONS. Focused on growth strategies, our strategic medical communications services begin in the early stages of product development and continue through introduction of a product into the market until it reaches its peak market penetration. Our core competencies in this area include communications strategy and planning, product positioning and branding, opinion leader development, faculty training, symposia, continuing medical education programs, promotional programs, sponsored publications, patient education, clinical experience programs, large-scale exhibitions and Internet and new media-based programs. As early as Phase II clinical trials, we can begin to disseminate scientific information and develop and present educational forums to help gain opinion leader support for a new drug.

  COMMERCIALIZATION OFFERINGS

     CONTRACT SALES. The focus of our sales and marketing services is on accelerating the commercial success of pharmaceutical, biotechnology, veterinary and other health-related products. We offer our customers a highly-trained, flexible, variable sales force resource able to respond quickly to a changing marketplace and deploy rapidly which can save costs for our customers. To enhance our customer focus in the United States, we have divided our services into six business lines -- primary care sales, specialty sales, innovative promotional solutions, recruitment, training and health management services.

     Customers may contract for dedicated sales teams or syndicated sales teams. For dedicated sales teams, who are recruited in accordance with the customer's sales and market share objectives, we can take a primary management role or a supporting role, thereby allowing customer field management to take the lead on strategic and tactical implementation. In certain circumstances, we can transfer an entire dedicated sales team to the customer for an additional placement fee, which is agreed upon at the beginning of the contract. Syndicated sales teams, on the other hand, can promote a number of non-competing drugs for different customers simultaneously, and we always manage these teams directly.

     We offer rapid sales force recruitment utilizing an extensive computerized candidate database, dedicated internal staff, regionally-based recruiting and a proprietary screening process. Our training and development services integrate traditional and Web-based services and support all of our commercialization activities, as well as help our customers design or revamp their programs to meet marketplace demands.

     In the United States, we also offer our ITMS sales force automation system, a proprietary Web-enabled automated system for call reporting, sample accountability, territory planning and alignment.

     MARKETING SERVICES. We provide customized product marketing services for pharmaceutical and biotechnology companies designed to influence the decisions of patients and physicians and accelerate the acceptance of drugs into treatment guidelines and formularies. We assess markets, conduct research, develop strategies and tactics, assist in discussions with regulatory bodies, identify distribution channels and coordinate vendors in every region of the country. Our industry experts, with experience in many therapeutic areas, can provide marketing insight into a wide range of geographic markets while working to optimize commercial success.

     INTERNET-BASED SALES AND MARKETING SERVICES. In October 2001, we launched the Innovex e-Health Solutions Group, which provides Internet-based sales and marketing services for the pharmaceutical, biotechnology and medical device industries. The group's first product, iQLearning, is a Web-based system that has the capability to provide a variety of online products and educational programs for physicians and sales representatives. In January 2002, we launched iQLearning.com, an Internet service portal that further expands our range of healthcare information resources and services to physicians in the United States. In the United Kingdom, in partnership with Synigence Plc, we have access to a unique service called Clinnix Pro, which sits on the desktops of over 50% of general practitioners in the United Kingdom. Through Clinnix Pro we can promote a wide range of e-business solutions to these general practitioners via a secured network. For example, we use Clinnix Pro to help healthcare professionals obtain continuing medical education, participate in market research and access information about medicines.

     HEALTH MANAGEMENT SERVICES. We also provide teams of healthcare professionals, including nurses, pharmacists and physicians, who are dedicated to assisting customers with disease-management issues. Our health management services offer customized clinical solutions to bridge the gap between the clinical and commercial phases of product development and to provide expertise across a broad range of pre-launch, launch and post-launch opportunities. We believe that our clinical and promotional expertise, commercial orientation and international experience enable us to tailor these programs to meet the diverse needs of the global pharmaceutical industry across a wide range of disciplines and local market conditions.

INFORMATICS OFFERINGS

     Informatics provides a broad range of knowledge-rich products and services that are used by the pharmaceutical, biotechnology, and medical and surgical device industries, and healthcare providers, payors and patients to improve the quality of care and to efficiently manage the delivery of care at multiple points along the continuum of healthcare delivery.

     Since its inception in early 1999, Informatics has continued to expand the scope of the products and services offered to meet the needs of our customers. We currently compete in two key market segments: Market Research and Sales Management and Optimization. Through the commercialization of our proprietary database, which we believe is the healthcare industry's largest database combining medical and pharmaceutical data, we have focused on (1) developing innovative new Market Research and Sales Management and Optimization products and services, (2) building upon our initial success in the Clinical Research & Development knowledge-rich information products and services market segment and
(3) leveraging our investment into opportunities for both our product development and commercial services offerings.

     On March 15, 2002, we entered into a joint venture agreement with McKesson Corporation pursuant to which we agreed to form a joint venture company designed to leverage the healthcare information business of each company. The agreement contemplates that we would be co-equal owners of the joint venture company with McKesson, with a portion of the equity in the joint venture company to be allocated to key providers of de-identified healthcare data. Our primary contribution will be the assets of our informatics group. Subject to the prior satisfaction or waiver of applicable conditions, completion of the joint venture is targeted for the second quarter of 2002.

     The agreement also provides for the joint venture company to license data products to us and McKesson for use in our core businesses. Under the license arrangement, our product development and commercial services groups will continue to have access to the joint venture's market information and products to enhance their service delivery to our customers.

     MARKET RESEARCH. Through our Scott-Levin brand, Informatics provides pharmaceutical and healthcare customers market research analysis and information tools. The Scott-Levin products and services include (1) proprietary healthcare databases and syndicated market research audits, (2) managed healthcare services, (3) state government affairs services, (4) issues-oriented strategic studies and surveys and (5) consulting services and software solutions.

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

     Our syndicated market research audits are generated from databases containing information collected by questionnaire, diary or personal interview, dispensed prescriptions and secondary research. These audits include (1) the Source Prescription Audit, which analyzes pharmaceutical prescription activity,
(2) the Physician Drug and Diagnosis Audit, which analyzes the pharmaceuticals prescribed by physicians relative to associated diagnosis, (3) the Personal Selling Audit, or PSA, which analyzes the effectiveness of the customer's sales activities to office-based physicians compared with those of its competitors,
(4) the Hospital Personal Selling Audit, which complements the PSA by monitoring and analyzing sales activity to hospital-based physicians, (5) the Physician Meeting and Event Audit and Rx Link, which assesses the impact of promotional activity on subsequent attendee prescribing, (6) the HIV Therapy Audit, which provides a projectable database tracking physicians who treat HIV positive patients, (7) the Direct-to-Consumer Advertising Audit, designed to evaluate and measure the impact of direct-to-consumer advertising on physicians and consumers, (8) the Professional Journal Audit, which provides a recap of advertising in medical and professional publications, and (9) the NP/PA Promotional Audit, which measures personal selling activity to Nurse Practitioners and Physician Assistants.

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

     SALES MANAGEMENT AND OPTIMIZATION. Through our domain expertise and innovation in information technology, Informatics provides sales management and optimization products and services to the pharmaceutical industry.

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

     QUINTERNET (TM) PROPRIETARY DATABASE. Our QUINTERNET(TM) proprietary database together with our Internet initiative provides us with opportunities to broaden our product and service offerings. We use what we believe is the healthcare industry's largest database combining medical and pharmaceutical data to provide real-time information about pharmaceutical market use, medical interventions and outcomes. The data used are aggregated from pharmacy and medical transactions, de-identified and linked at the patient level, allowing in-depth analysis across the continuum of patient care -- from initial diagnosis to drug intervention and follow-up, without identifying individual patients. Until February 28, 2002, we obtained much of this data through an agreement with WebMD that gave us exclusive rights to de-identified ENVOY transaction data, as well as other data received by WebMD. We have reached agreements to obtain additional data from other sources, including de-identified prescription data from approximately 10 pharmacy chains, enabling us to have access to more usable prescription data than we were receiving from WebMD at the end of 2001.

     On March 15, 2002, we entered into a joint venture agreement with McKesson Corporation pursuant to which we agreed to form a joint venture company designed to leverage the healthcare information business of each company. Several major data providers are to contribute de-identified prescription or medical data to the joint venture. With McKesson's contributions, the joint venture is expected to have annual access to more than one billion U.S. retail pharmacy transactions, which we believe to be between 35% and 40% of all such transactions, and more than 200 million electronic medical transactions, or about 20% of all such transactions. The joint venture agreement also provides for the joint venture to license data products to McKesson and us for use in our core businesses. Under the license agreement with the joint venture, our product development and commercial services groups will continue to have access to the joint venture's market information and products to enhance the delivery of services to our customers.

CUSTOMERS AND MARKETING

     We coordinate our business development efforts across our service offerings through integrated business development functions, which direct the activities of business development personnel in each of our United States locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America.

     For the year ended December 31, 2001, approximately 50.3% of our net revenue from external customers was attributed to operations in the United States and 49.7% to operations outside the United States. Please refer to the notes to our consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our foreign and domestic operations. Approximately 39.1%, 34.5%, and 38.8% of our net revenue was attributed to our clinical development services in 2001, 2000 and 1999, respectively; approximately 34.5%, 39.4% and 37.5% of our net revenue was attributed to our commercialization services in 2001, 2000 and 1999, respectively; and approximately 15.4%, 14.3% and 13.6% of our net revenue was attributed to our early development and laboratory services in 2001, 2000 and 1999 respectively. Neither our integrated strategic services nor our informatics services accounted for more than 10% of our net revenue in any of these years. ENVOY is accounted for as a discontinued operation as a result of its sale to WebMD in May 2000; therefore, the results of ENVOY through the date of sale are not included in our net revenue and are reported separately.

     In the past, we have derived, and may in the future derive, a significant portion of our net revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase. We may experience concentration in 2002 and in future years. Aventis S.A. accounted for approximately 11%, 10% and 11% of our consolidated net revenue in 2001, 2000 and 1999, respectively.

COMPETITION

     The market for our product development services is highly competitive, and we compete against traditional contract research organizations, or CROs, and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates. Our primary contract research competitors include Covance Inc., PPD Inc. and PAREXEL International Corp. In commercial development services, we compete against the in-house sales and marketing departments of pharmaceutical companies and other contract sales organizations in each country in which we operate. We also compete against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Our primary commercial services competitors include Ventiv Health and Professional Detailing, Inc. Competitors for our informatics services include IMS Health Incorporated and NDC.

     Competitive factors for product development services include (1) previous experience, (2) medical and scientific experience in specific therapeutic areas,
(3) the quality of contract research, (4) speed to completion, (5) the ability to organize and manage large-scale trials on a global basis, (6) the ability to manage large and complex medical databases, (7) the ability to provide statistical and regulatory services, (8) the ability to recruit investigators,
(9) the ability to integrate information technology with systems to improve the efficiency of contract research, (10) an international presence with strategically located facilities and (11) financial viability and price. The primary competitive factors affecting commercial services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price. Although our informatics services have been systematically established over many years, our market position may be affected over time by competitors' efforts to create or acquire enhanced databases or to develop and market new information products and services. In addition, our market position could be adversely affected if our competitors secure exclusive rights to data that we require for our informatics services. Notwithstanding all these competitive factors, we believe that the synergies arising from integrating product development services with commercial development services, supported by global operations and information technology and supplemented by our informatics capabilities differentiate us from our competitors.

EMPLOYEES

     As of January 31, 2002, we had approximately 17,224 employees, comprised of approximately 6,745 in the Americas, 8,484 in Europe and Africa and 1,995 in the Asia-Pacific region. As of January 31, 2002, our product development group had 8,325 employees, our commercial services group had 7,921 employees, and our informatics group had 419 employees. In addition, 559 employees were in our centralized operations/corporate office.

BACKLOG

     We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2001, backlog was approximately $2.0 billion, as compared to approximately $1.9 billion at December 31, 2000. The backlog at December 31, 2001 includes approximately $32.2 million of backlog related to services contracted from our service groups, primarily commercialization, in connection with the strategic alliances forged by our PharmaBio group. Backlog does not include any product revenues, royalties and commissions related to our commercial rights.

     We believe that backlog may not be a consistent indicator of future results because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can change during the course of a project. If our product revenues, royalties and commissions related to our commercial rights increase, an increasing proportion of our revenues will not be reflected in our reported backlog.

POTENTIAL LIABILITY

     In conjunction with our product development services, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our Phase I clinical trial facilities, we could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our labs inaccurately reports or fails to report lab results or if our informatics products violate rights of third parties. We believe that some of our risks are reduced by one or more of the following: (1) contractual indemnification provisions with customers and investigators, (2) insurance maintained by customers and investigators and by us and (3) various regulatory requirements, including the use of institutional review boards and the procurement of each volunteer's informed consent to participate in the study. The contractual indemnifications generally do not fully protect us against certain of our own actions such as negligence. Contractual arrangements are subject to negotiation with customers and the terms and scope of such indemnification vary from customer to customer and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We maintain professional liability insurance that covers worldwide territories in which we currently do business and includes drug safety issues as well as data processing errors and omissions. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations. For example, we are among the defendants in a purported class action by participants in an Alzheimer's study seeking to hold us liable for alleged damages to the participants arising from the study. Our insurance carrier to whom we paid premiums to cover this type of risk has since filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from the Alzheimer study litigation. We believe these claims are without merit and intend to contest them vigorously. See "Legal Proceedings."

GOVERNMENT REGULATION

     Our preclinical, laboratory and clinical trial supply services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting preclinical laboratory testing is embodied in the good laboratory practice, or GLP, regulations. The requirements for facilities engaging in clinical trial supplies preparation, labeling and distribution are set forth in the current good manufacturing practices, or cGMP, regulations. GLP and cGMP regulations have been mandated by the FDA and the Department of Health in the United Kingdom, and adopted by similar regulatory authorities in other countries. GLP and cGMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require adherence to written, standardized procedures during the conduct of studies and the recording, reporting and retention of study data and records. To help assure compliance, we have established Quality Assurance programs at our preclinical, laboratory and clinical trial supply facilities which monitor ongoing compliance with GLP and cGMP regulations by auditing study data and conducting regular inspections of testing procedures. Our clinical laboratory services, to the extent they are carried out in the United States, are subject to the requirements of the Clinical Laboratory Improvement Amendments of 1988.

     GCP regulations and guidelines contain the industry standard for the conduct of clinical research and development studies. The FDA and many other regulatory authorities require that study results and data submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include: (1) complying with specific regulations governing the selection of qualified investigators, (2) obtaining specific written commitments from the investigators, (3) ensuring the protection of human subjects by verifying that Institutional Review Board or independent Ethics Committee approval and patient informed consent are obtained, (4) instructing investigators to maintain records and reports, (5) verifying drug or device accountability, (6) reporting of adverse events, (7) adequate monitoring of the study for compliance with GCP requirements and (8) permitting appropriate regulatory authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as FDA and the European Medicines Evaluation Agency, or EMEA. By way of example these regulations include FDA's regulations on electronic records and signatures (21 CFR Part 11) which set out requirements for data in electronic format supporting any submissions made to FDA and EMEA's Note For Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community."

     We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the European Community Note for Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." Studies to be submitted to the EMEA must meet the requirements of the International Congress of Harmonization -- GCP. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with our North American and European operations.

     Our commercial development services are subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the United States our commercial development services are subject to the Prescription Drug Marketing Act, or PDMA, with regard to the distribution of drug samples. In the United Kingdom, they are subject to the Association of the British Pharmaceutical Industry Code of Practice for the Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their taking up employment. We follow similar regulations which are in effect in the other countries where we offer commercial development services.

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

     Specifically, various initiatives at the federal level could impact the manner in which we conduct our informatics business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions and instructs the Secretary of Health and Human Services, or HHS, to promulgate regulations implementing these standards. Final rules requiring standardized electronic transactions of health information were published by the Secretary in August 2000 and the initial compliance deadline of October 16, 2002 was recently extended to October 16, 2003 (October 16, 2004 for small health plans). Covered entities can file plans to request extensions of this deadline to October 16, 2003 (October 16, 2004 for small health plans).

     On December 28, 2000, the Secretary issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations generally (1) impose standards for entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals' rights, (b) the uses and disclosure of protected health information, and (c) the methods permissible for de-identification of health information. Unless properly extended by Congress or the current Administration, the effective date of the final rule is April 14, 2001 and the compliance date is April 14, 2003. The final regulation for the HIPAA security standards is still pending.

     The impact of such legislation and regulations relating to health information cannot be predicted. Such legislation or regulations could materially affect our business. Compliance with the final regulations must be no later than 24 months after their effective date, and we are preparing to comply with this timetable.

     In addition, broad-based health information privacy legislation restricting third party processors from using, transmitting or disclosing certain patient data without specific patient consent has been introduced in the United States Congress and certain state legislatures. If such legislation were adopted, it could prevent or restrict third party processors from using, transmitting or disclosing certain treatment and clinical data. It is difficult to predict the impact of the legislation and regulations described above, but such legislation and regulations could materially adversely affect our business. At a minimum, such legislation could negatively impact our ability to obtain data for our informatics products from third party processors.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each of our executive officers who serve in such capacities as of the filing date of this Form 10-K. There are no family relationships between any of our directors or executive officers.

NAME                                   AGE                  POSITION WITH THE COMPANY
----                                   ---                  -------------------------
Dennis B. Gillings...................  57    Chairman
Pamela J. Kirby......................  48    Chief Executive Officer
James L. Bierman.....................  49    Executive Vice President and Chief Financial Officer
John S. Russell......................  47    Executive Vice President, General Counsel and Head
                                             Global Human Resources

     DENNIS B. GILLINGS, PH.D. founded the Company in 1982 and has served as Chairman of the Board of Directors since its inception and as Chief Executive Officer from its inception until April 2, 2001. Dr. Gillings serves as a director of Triangle Pharmaceuticals, Inc., a company engaged in the development of new drug candidates primarily in the antiviral area.

     PAMELA J. KIRBY, PH.D. became the Company's Chief Executive Officer in April 2001. Previously, she served as Head of Global Strategic Marketing and Business Development department of the Pharmaceuticals Division of F. Hoffmann-La Roche Ltd. in Basel, Switzerland. Dr. Kirby served from 1996 until 1998 as global commercial director with British Biotech plc, a drug development company. Dr. Kirby is a director of Smith & Nephew, plc.

     JAMES L. BIERMAN became Chief Financial Officer in February 2000, was appointed Executive Vice President in July 2001, and served as our Senior Vice President, Corporate Development since 1998. Previously, Mr. Bierman spent 22 years with Arthur Andersen LLP.

     JOHN S. RUSSELL serves as Executive Vice President and General Counsel and Head Global Human Resources. He also serves as the Corporate Secretary and directs our government relations. Mr. Russell joined us in 1998 after 12 years in private practice as a partner in the Raleigh office of the Moore and Van Allen law firm, where he was head of the Corporate Practice group.

ITEM 2.  PROPERTIES

     As of January 31, 2002 we had approximately 112 offices located in 44 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving our product development group in Durham, North Carolina; Kansas City, Missouri; Smyrna, Georgia; Bracknell, England; Irene, South Africa; Tokyo, Japan; and Singapore. We also maintain substantial offices serving our commercial services group in Parsippany, New Jersey; Falls Church, Virginia; Hawthorne, New

York; Marlow, England, and Tokyo, Japan. Substantial offices serving our informatics group are located in Newtown, Pennsylvania and Chicago, Illinois. We own facilities that serve our product development group in Lenexa, Kansas; Kansas City, Missouri; London, England; Riccarton, Scotland; Bathgate, Scotland; Glasgow, Scotland; Livingston, Scotland; Freiburg, Germany; and Pretoria, South Africa. We also own a facility in Gotenba City, Japan, which is subject to a mortgage, that serves our product development and commercial services groups. All of our other offices are leased. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against us and several of our executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of our common stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of our stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs sought unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. We believed that the claims were without merit and intended to defend the suit vigorously. Accordingly, we and the named officers and directors filed a motion to dismiss the amended complaint. Immediately prior to the hearing scheduled on February 6, 2001, on the motion to dismiss, the parties agreed to settle the lawsuit. The settlement amount was covered by insurance. On October 5, 2001, the district court judge approved the settlement, ending the dispute.

     On October 12, 2001, we entered into a settlement agreement with WebMD Corporation which settled the litigation pending in the United States District Court for the Eastern District of North Carolina between us and WebMD and resolved our dispute. The United States District Court for the Eastern District of North Carolina approved the conditional voluntary dismissal on October 17, 2001. Additionally, as part of the settlement, the United States Court of Appeals for the Fourth Circuit dismissed WebMD's appeal of the preliminary injunction previously issued by the district court in our favor on October 18, 2001.

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

     On January 22, 2002, Federal Insurance Company and Chubb Custom Insurance Company filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited., two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by us on our policy application, which we deny; contending that the information was material to their determination to accept the risk of coverage. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the litigation described in the prior paragraph, and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We believe these allegations are without merit and intend to vigorously defend this case.

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

CALENDAR PERIOD                                                HIGH       LOW
---------------                                               -------   -------
Quarter ended March 31, 2000................................  $35.000   $15.313
Quarter ended June 30, 2000.................................   17.438    12.000
Quarter ended September 30, 2000............................   20.250    12.563
Quarter ended December 31, 2000.............................   22.500    12.500
Quarter ended March 31, 2001................................   22.875    14.688
Quarter ended June 30, 2001.................................   26.050    15.000
Quarter ended September 30, 2001............................   25.500    12.450
Quarter ended December 31, 2001.............................   18.900    13.610

     As of February 15, 2002, there were approximately 30,915 beneficial owners of our common stock, including 1,715 holders of record.

DIVIDEND POLICIES

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, and we intend to retain future earnings for the development and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected Consolidated Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2001 and the Consolidated Balance Sheet Data set forth below as of December 31, 2001 and 2000 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 1998 and 1997, and the Consolidated Balance Sheet Data set forth below as of December 31, 1999, 1998 and 1997 are derived from our consolidated financial statements. During 2000, we completed the sale of our electronic data interchange unit, ENVOY Corporation, and as such the results of ENVOY, for all periods presented, have been reported separately as a discontinued operation in the consolidated financial statements. Our consolidated financial statements have been restated to reflect material acquisitions in transactions accounted for as poolings of interests. However, the consolidated financial statements have not been restated to reflect certain other acquisitions accounted for as pooling of interests where we determined that the consolidated financial data would not have been materially different if the pooled companies had been included. For such immaterial pooling of interests transactions, which include three transactions in 1998, our financial statements for the year of each transaction have been restated to include the pooled companies from January 1 of that year, but the financial statements for years prior to the year of each transaction have not been restated because the effect of such restatement would be immaterial. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     2001         2000         1999         1998        1997
                                                  ----------   ----------   ----------   ----------   --------
Net revenue.....................................  $1,619,872   $1,659,910   $1,607,087   $1,221,776   $885,557
Income (loss) from operations...................      48,177      (68,170)     136,355      129,389     91,814
(Loss) income from continuing operations before
  income taxes..................................    (262,496)     (51,005)     115,910      125,567     89,439
(Loss) income from continuing operations........    (175,873)     (34,174)      73,168       85,643     58,063
Income (loss) from discontinued operation, net
  of income taxes...............................          --       16,770       36,123        2,926     (9,197)
Extraordinary gain from sale of discontinued
  operation, net of income taxes................     142,030      436,327           --           --         --
Net (loss) income available for common
  shareholders..................................  $  (33,843)  $  418,923   $  109,291   $   88,569   $ 48,866
                                                  ==========   ==========   ==========   ==========   ========
Basic net (loss) income per share:
  (Loss) income from continuing operations......  $    (1.49)  $    (0.29)  $     0.64   $     0.82   $   0.58
  Income (loss) from discontinued operation.....          --         0.14         0.32         0.03      (0.09)
  Extraordinary gain from sale of discontinued
    operation...................................        1.20         3.76           --           --         --
                                                  ----------   ----------   ----------   ----------   --------
  Basic net (loss) income per share.............  $    (0.29)  $     3.61   $     0.96   $     0.85   $   0.49
                                                  ==========   ==========   ==========   ==========   ========
Diluted net (loss) income per share:
  (Loss) income from continuing operations......  $    (1.49)  $    (0.29)  $     0.63   $     0.77   $   0.54
  Income (loss) from discontinued operation.....          --         0.14         0.31         0.03      (0.09)
  Extraordinary gain from sale of discontinued
    operation...................................        1.20         3.76           --           --         --
                                                  ----------   ----------   ----------   ----------   --------
  Diluted net (loss) income per share...........  $    (0.29)  $     3.61   $     0.94   $     0.80   $   0.46
                                                  ==========   ==========   ==========   ==========   ========
Weighted average shares outstanding:
  Basic.........................................     118,223      115,968      113,525      104,799     99,908
  Diluted.......................................     118,223      115,968      115,687      110,879    107,141

                                                                       AS OF DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     2001         2000         1999         1998        1997
                                                  ----------   ----------   ----------   ----------   --------
Cash and cash equivalents.......................  $  565,063   $  330,214   $  191,653   $  128,621   $ 84,597
Working capital, excluding discontinued
  operation(1)..................................     617,552      308,684       78,039      197,005    166,866
Total assets....................................   1,947,740    1,961,578    1,607,565    1,171,777    960,803
Long-term debt including current portion........      37,864       38,992      185,765      193,270    189,507
Shareholders' equity............................  $1,455,088   $1,404,706   $  991,759   $  646,132   $517,283
Employees.......................................      17,639       18,060       20,496       16,732     12,717

---------------

(1) Working capital of discontinued operation was $36.0 million in 1999, $42.4 million in 1998 and $18.0 million in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Unless otherwise noted, all foreign currency denominated amounts due, subsequent to December 31, 2001, have been translated using the Friday, December 28, 2001 foreign exchange rates as published by OandA.com on December 31, 2001.

OVERVIEW

     Quintiles Transnational Corp. is a global leading provider of information, technology and services to help bring new medicines to patients faster and improve healthcare. Based on industry analyst reports, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2001 net revenue. The net revenue of the second largest company was over $760 million less than our 2001 net revenue.

     During 2001, we began implementing a global strategic plan that we believe will allow us to meet the changing needs of our customers and increase our opportunity for growth. Our strategy is built on the following initiatives:

     - Implementing partnering structures. Through our PharmaBio Development group, we are pursuing strategic alliances with customers that pair the services of our commercialization group with funding support for our customer. We provide funding to our customer, either through direct milestone payments or loans. We may invest directly in the customer's common stock, and sometimes we receive warrants to purchase shares of our customer's common stock. In some cases, the loans are convertible into capital stock of our customer. Additionally, the customer may agree to pay us royalties or commissions based on sales of the customer's product. Overall, our revenue and operating income from these transactions depends on the performance or success of our customer's product, which in some cases has not yet been approved by the FDA. These transactions expose us to new risks, including the risk of investing in non-marketable securities and risks associated with the marketing and sale of pharmaceutical products, in most cases to the extent the revenue streams from those products may be adversely affected. We believe this strategy allows us to leverage the strength of our financial position to help drive service revenue, margins and profits through our service relationships with our partners. We completed four of these transactions during 2001.

     - Leveraging technology and information. We are focusing on leveraging our technology to increase the value of our services to our customers and to increase our own efficiency. Our commercial services group is using our iQLearning Network to deliver Internet based programs such as eCME and E-detailing to supplement office visits and allow us to reach doctors who are not easily accessed, while at the same time, leveraging our recruitment services across the iQLearning Network to drive down our costs. Our product development group is focusing on gaining operating efficiency in data management by eliminating duplicate offices and shifting capabilities to low-cost, high quality regions and eventually through the use of secure Internet links. We believe that the conversion to an Internet standard will have a number of advantages to us, including allowing us to maintain less staff on a relative basis, reduce the number of data management facilities we maintain and provide flexibility as to where that work is conducted, for example, shifting from an office to a home-based strategy. We are also moving E-commerce products into our service groups as the products enter the implementation phase.

     - Realigning business development. We are moving towards a business development strategy which focuses on specific customers to acquire a better understanding of the whole of that customer's needs. Sometimes, we are able to achieve this understanding by acquiring some of the customer's infrastructure, bringing along with it a relationship with the customer. For example, in January 2001, we acquired and assumed operation of Pharmacia's Stockholm-based clinical development unit, which continued to serve Pharmacia projects under contract with us at full capacity. Subsequently, Pharmacia extended the original four-year, $65 million agreement to a five-year alliance encompassing global clinical trials, laboratory and consulting services. We also are focusing on expanding existing customer relationships into preferred provider relationships, such as forming long-term clinical development alliances designed to enable the customer to boost efficiencies in its drug development programs. For example, in 2001, we expanded our relationship with Solvay Pharmaceuticals to a five-year agreement under which Solvay has committed at least 40% of its outsourced clinical projects to us in the first year and at least 50% over the next four years. This relationship will allow Solvay to achieve more speed, economies of scale and geographic reach than it could accomplish alone.

     - Hiring and retaining quality employees. Our employees are our business, and, in order to achieve the highest quality in our work, we are maintaining our focus on strengthening and stabilizing our workforce.

     - Creating efficiencies through shared service centers and near real-time human resources management. We believe we can create efficiencies by centralizing our finance and human resources functions in professional service centers. We have established regional centers in each of the United States and Europe. To date, approximately 59% of our employees are covered under the services provided by our finance and human resources service centers, respectively. We believe our ability to support near real-time human resources assessment is fundamental to achieving the efficiencies we are seeking through our restructuring activities. Through our human resource centers, we have in place systems that allow us to match financial metrics with headcount to monitor and manage our resources more efficiently.

     In December 2001, we acquired the marketing rights to market SkyePharma's Solaraze(TM) skin treatment in the United States, Canada and Mexico for 15 years from Bioglan Pharma Plc for a total consideration of $26.7 million. Under the terms of this agreement, we have committed to pay royalties to SkyePharma based on a percentage of net sales of Solaraze(TM). Until March 22, 2002, Bioglan Pharma Plc's U.S. affiliate, Bioglan Pharma Inc., or Bioglan, provided the marketing and sales support for Solaraze(TM). On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force, for L18.5 million (approximately $26.7 million). As part of the transaction, we also acquired Bioglan's rights to certain other dermatology products now on the market in the United States, including ADOXA(TM) for the treatment of severe acne. This acquisition provides us with the infrastructure and capabilities to help support our commercial rights strategies. As a result of these transactions we have acquired products and the rights to market products, as opposed to the rights to receive revenues or royalties relating to a product's performance. Therefore, we are now exposed to the risks typically faced by pharmaceutical companies, including the risk of product liability claims, and we will bear the entire risk of the product's commercial success, without the ability to offset those risks by the receipt of fees for performing services relating to the product. As part of our normal course of business, we will continue to evaluate opportunities to acquire specific products and/or marketing rights to products.

     On March 15, 2002, we entered into a joint venture agreement with McKesson Corporation pursuant to which we agreed to form a joint venture company designed to leverage the healthcare information business of each company. The agreement contemplates that we would be co-equal owners of the joint venture company with McKesson, with a portion of the equity in the joint venture company to be allocated to key providers of de-identified healthcare data. Our primary contribution will be the assets of our informatics group. Subject to the prior satisfaction or waiver of applicable conditions, completion of the joint venture is targeted for the second quarter of 2002.

     The agreement also provides for the joint venture company to license data products to us and McKesson for use in our core businesses. Under the license arrangement with the joint venture company, our product development and commercial services groups will continue to have access to the joint venture's market information and products to enhance their service delivery to our customers.

RESULTS OF CONTINUING OPERATIONS
 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Net revenue for the year ended December 31, 2001 was $1.62 billion, a decrease of $40.0 million or (2.4%) over net revenue for the year ended December 31, 2000 of $1.66 billion. However, there was a negative impact of approximately $49.0 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro, other European currencies and the Japanese yen combined with the effects of the devaluation of several currencies including the South African Rand; therefore, using a constant exchange rate, revenues increased by approximately $8.9 million or 0.5%. Net revenue for the commercial services group decreased $110.2 million or (14.0%) as a result of large contracts that were terminated or converted in-house by our customers instead of being renewed. The decrease was partially offset by an increase of approximately $11.7 million from our Phase I development services and an increase of approximately $76.6 million from our clinical development services, primarily Phase II and III services. Net revenue increased in the Asia Pacific region $44.0 million or 36.7% to $163.8 million but decreased $104.3 million or (10.9%) to $854.3 million in the Americas region primarily resulting from the decline in the commercial services segment. Net revenue in the Europe and Africa region increased $20.3 million or 3.5% to $601.8 million.

     Direct costs, which include compensation and related fringe benefits for billable employees, and other expenses directly related to contracts, were $956.7 million or 59.1% of 2001 net revenue versus $993.8 million or 59.9% of 2000 net revenue.

     General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, advertising, computer and facility expenses, were $520.8 million or 32.1% of 2001 net revenue versus $565.8 million or 34.1% of 2000 net revenue. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring activities including a decrease of approximately $15.4 million in the spending for our Internet initiative. These reductions were partially offset by an increase in costs of approximately $7.8 million associated with the continued implementation of our shared service center initiative and approximately $9.0 million associated with the realignment of our business development strategy.

     Depreciation and amortization were $96.1 million or 5.9% of 2001 net revenue versus $92.6 million or 5.6% of 2000 net revenue. Depreciation expense increased $3.8 million due to the increase in our capitalized asset base while amortization expense decreased $300,000 primarily as a result of the write-off of goodwill.

     In response to a change in demand for our services, we announced restructuring plans during 2000, resulting in a $58.6 million restructuring charge. This consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million in exit costs. As of December 31, 2001, all affected individuals, approximately 990 positions, have been notified of their termination and approximately $1.5 million remains to be spent.

     During the third quarter of 2001, we announced a strategic plan that we are implementing across each service line and geographic area of our business which we believe will allow us to meet the changing needs of our customers and to increase our opportunity for growth by committing ourselves to innovation, quality and efficiency.

     In connection with this plan, we recognized $54.2 million of restructuring charges which included approximately $1.1 million relating to a 2000 restructuring plan. The restructuring charges consist of $33.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.9 million of exit costs. As part of these restructurings, approximately 1,040 positions will be eliminated. As of December 31, 2001, 755 individuals have been notified of their termination of which 485 have been paid and are no longer employed by us. We are targeting the 2001 restructuring to result in annualized cost savings of approximately $50 million to $55 million.

     During 2001, we recognized a $27.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in our commercial services group and personal computers including desktops and laptops that are no longer in service. The goodwill was deemed impaired and written off due to changing business conditions and strategic direction.

     During 2000, we recognized a $17.3 million loss on the disposal of our general toxicology operations in Ledbury, Herefordshire, UK.

     During 2001, we recognized $83.2 million of income from the settlement of litigation between WebMD Corporation and us. We received $185.0 million in cash for all 35 million shares of WebMD common stock we owned and to resolve the remaining disputes. Also as part of the settlement, WebMD surrendered the warrant to purchase 10 million shares of our common stock.

     Income from operations was $48.2 million for 2001 versus a loss from operations of $68.2 million for 2000. Excluding the charges relating to the restructurings, the write-off of goodwill and other assets, the disposal of a business and the income from the settlement of litigation with WebMD, income from operations was $46.3 million for 2001 versus $7.7 million for 2000.

     Other expense was $310.7 million in 2001. Included in other expense in 2001 was a $334.0 million write-down of our cost basis in our investment in WebMD due to an other than temporary decline in its fair value and an $8.5 million gain on our investment in WebMD as a result of the sale of all 35 million shares of WebMD common stock to WebMD. We obtained the WebMD common stock as part of the consideration for the sale of our electronic data interchange unit, ENVOY Corporation, to WebMD in 2000. Excluding these transactions, other income in 2001 was $14.9 million versus $17.2 million in 2000. Included in the variance was an increase of approximately $800,000 in net interest income offset by a decrease of approximately $1.9 million of gains on the sale of investments, net of impairments and an increase of approximately $2.1 million of net foreign currency losses.

     The effective income tax rate was (33.0%) for 2001 and 2000, respectively. Since we conduct operations on a global basis, our effective income tax rate may vary. See "-- Income Taxes."

 ANALYSIS BY SEGMENT

     The following table summarizes the operating activities for our three segments for the years ended December 31, 2001 and 2000. We do not include net revenue and expenses related to the Internet initiative, charges related to restructurings, write-off of goodwill and other assets, disposal of a business, other income (expense) and income tax expense (benefit) in our segment analysis (dollars in millions).

                                               NET REVENUE                 INCOME/(LOSS) FROM OPERATIONS
                                      ------------------------------   -------------------------------------
                                                                                % OF NET            % OF NET
                                        2001       2000     GROWTH %    2001    REVENUE     2000    REVENUE
                                      --------   --------   --------   ------   --------   ------   --------
Product development.................  $  881.8   $  809.1      9.0%    $ 37.2      4.2%    $ (9.3)    (1.2)%
Commercial services.................     680.0      790.2    (14.0)      37.6      5.5       55.6      7.0
Informatics.........................      58.1       59.7     (2.7)     (14.3)   (24.7)     (14.2)   (23.8)
                                      --------   --------              ------              ------
                                      $1,619.9   $1,659.0     (2.4)%   $ 60.5      3.7%    $ 32.0      1.9%
                                      ========   ========              ======              ======

     The improvement in the product development group's financial performance was a result of several factors, including process enhancements and cost reduction efforts in the American and European operations, growth in our Phase I and clinical development services, primarily Phase II and III services, and an improvement in the quality of our contracts.

     The commercial services group's financial performance was negatively impacted by several factors, including the effects of large contracts converted in-house or terminated by our customers instead of being renewed and the effects of a collection issue with a non-pharmaceutical customer receivable. These were partially offset by the effects of our cost reduction efforts.

     The informatics group's financial performance was impacted by several factors, including the effects of the strategic plan and related restructuring, the costs associated with developing new data products and a decrease in new business as a result of the dispute with WebMD and concerns regarding our continuing ability to receive data from WebMD.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Net revenue for the year ended December 31, 2000 was $1.66 billion, an increase of $52.8 million or 3.3% over 1999 net revenue of $1.61 billion. However, use of constant exchange rates results in a growth of approximately $108.7 million or 6.8%. Factors contributing to the growth included an increase of contract service offerings, an increase in services rendered under existing contracts, the initiation of services under contracts awarded subsequent to December 31, 1999 and our acquisitions accounted for under purchase accounting completed subsequent to January 1, 1999 which contributed approximately $48.4 million of 2000 net revenue as compared to $36.2 million of 1999 net revenue. These factors were partially offset by less than expected new business and the effects of large commercialization contracts being converted in-house instead of being renewed. We experienced growth in the Americas and Asia Pacific regions. The decrease that we experienced in the Europe and Africa region was primarily due to the effect of foreign currency fluctuations related to the strengthening of the US dollar relative to the euro and other European currencies.

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

     In January 2000, we announced a restructuring plan. In connection with this plan, we recognized a restructuring charge of $58.6 million during the quarter ended March 31, 2000. This consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. Approximately 770 positions worldwide were to be eliminated and as of December 31, 2000, 601 individuals were terminated. Most of the eliminated positions were in the product development service group.

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

     Also during the fourth quarter of 2000, management conducted a detailed review of the resource levels within selected service groups. Based on this review, we adopted a follow-on restructuring plan resulting in a restructuring charge of $7.1 million. The restructuring charge consists of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated and as of December 31, 2000, 42 individuals were terminated. Most of the eliminated positions were in our commercial services group.

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

     Depreciation and amortization were $92.6 million or 5.6% of 2000 net revenue versus $82.3 million or 5.1% of 1999 net revenue. Amortization expenses increased $1.9 million primarily due to the goodwill amortization resulting from our 1999 acquisitions accounted for under purchase accounting. The remaining $8.4 million increase was primarily due to the increase in our capitalized asset base.

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

     Loss from operations was $68.2 million or (4.1)% of 2000 net revenue versus income from operations of $136.4 million or 8.5% of 1999 net revenue. Excluding the charges for restructuring and disposal of a business totaling $75.9 million, income from operations was $7.7 million or .5% of 2000 net revenue.

     Other income was $17.2 million in 2000 as compared to other expense of $20.4 million in 1999. Included in other income are net realized gains from investments in equity securities of $578,000 and $2.1 million for the year ended December 31, 2000 and 1999, respectively. Excluding transaction costs and these gains, other income was $16.6 million in 2000 versus $3.8 million in 1999. The $12.8 million increase was primarily due to an increase in net interest income.

     The effective income tax rate for 2000 was (33.0)% versus a 36.9% rate in 1999. Excluding transaction costs, which are not generally deductible for tax purposes, the effective income tax rate for 1999 would have been 30.1%. Since we conduct operations on a global basis, our effective income tax rate may vary. See "-- Income Taxes."

 ANALYSIS BY SEGMENT

     The following table summarizes the operating activities for our three segments for the years ended December 31, 2000 and 1999. We do not include net revenue and expenses related to the Internet initiative, charges related to restructurings, write-off of goodwill and other assets, disposal of a business, other income (expense) and income tax expense (benefit) in our segment analysis (stated in millions).

                                       NET REVENUE                 (LOSS)/INCOME FROM OPERATIONS
                              ------------------------------   -------------------------------------
                                                                        % OF NET            % OF NET
                                2000       1999     GROWTH %    2000    REVENUE     1999    REVENUE
                              --------   --------   --------   ------   --------   ------   --------
Product development.........  $  809.1   $  848.6     (4.7)%   $ (9.3)    (1.2)%   $ 74.4      8.8%
Commercial services.........     790.2      706.1     11.9       55.6      7.0       66.0      9.4
Informatics.................      59.7       52.4     14.0      (14.2)   (23.8)      (4.1)    (7.8)
                              --------   --------              ------              ------
                              $1,659.0   $1,607.1      3.2%    $ 32.0      1.9%    $136.4      8.5%
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

     The commercial services group's net revenue growth included net revenue from an acquisition accounted for as a purchase that was completed subsequent to January 1, 1999 of $12.1 million for the year ended December 31, 2000 as compared to $6.3 million for the year ended December 31, 1999. The financial performance of this group was the result of strong growth during the first half of 2000 in the Americas, primarily the United States. A portion of this stemmed from growth in the medical communications and strategic consulting services. The growth in the Americas and Asia Pacific regions were offset by a weakening in the Europe and Africa region, primarily in the United Kingdom and Continental Europe. During the second half of 2000, the commercial services group was negatively impacted by less than expected new business and the effect of large contracts being taken in-house by our customers instead of being renewed.

     The net revenue for the informatics group included net revenue from an acquisition accounted for as a purchase that was completed subsequent to January 1, 1999 of $29.8 million for the year ended December 31, 2000 as compared to $24.6 million for the year ended December 31, 1999. The informatics group's performance was impacted by the discontinuation of products that we expect to replace with more technologically advanced products and the costs associated with web-enabling the unique data products of the informatics group.

 PRO FORMA RESULTS

     When evaluating our performance, we exclude certain items that we believe are one-time in nature. These one-time items include restructuring charges, write-off of goodwill and other assets, disposal of a business and WebMD related transactions which include: gain from the settlement of litigation including the sale of WebMD common stock, impairment of investment in WebMD common stock, gain on sale of discontinued operation and 1999 transaction costs which relate primarily to the acquisition of ENVOY Corporation.

     Below is a summary of our pro forma results (stated in thousands):

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Net revenue..............................................  $1,619,872   $1,659,910   $1,607,087
Costs and expenses:
  Direct.................................................     956,748      993,795      883,274
  General and administrative.............................     520,753      565,801      505,166
  Depreciation and amortization..........................      96,103       92,567       82,292
                                                           ----------   ----------   ----------
Total costs and expenses.................................   1,573,604    1,652,163    1,470,732
                                                           ----------   ----------   ----------
Income from operations...................................      46,268        7,747      136,355
Impairment of investments................................     (13,992)      (5,466)          --
Gain on investments, net.................................      12,689        6,045        2,057
Other income, net........................................      16,183       16,586        3,820
                                                           ----------   ----------   ----------
Total other income.......................................      14,880       17,165        5,877
                                                           ----------   ----------   ----------
Income before income taxes...............................      61,148       24,912      142,232
Income taxes.............................................      20,189        8,220       42,742
                                                           ----------   ----------   ----------
Income from continuing operations........................  $   40,959   $   16,692   $   99,490
                                                           ==========   ==========   ==========
Summary of reconciling (income or benefit)/expense items
  excluded above:
  Restructuring charges..................................  $   54,169   $   58,592   $       --
  Write-off of goodwill and other assets.................      27,122           --           --
  Disposal of a business.................................          --       17,325           --
  Settlement of litigation...............................     (83,200)          --           --
  Impairment of investments in WebMD.....................     334,023           --           --
  Gain on investments in WebMD...........................      (8,470)          --           --
  Transaction costs......................................          --           --       26,322
  Income taxes...........................................    (106,812)     (25,051)          --
                                                           ----------   ----------   ----------
Total expenses excluded, net of income taxes.............     216,832       50,866       26,322
                                                           ----------   ----------   ----------
(Loss) income from continuing operations, as reported....  $ (175,873)  $  (34,174)  $   73,168
                                                           ==========   ==========   ==========

     Net revenue decreased approximately $40.0 million to $1.62 billion in 2001 from $1.66 billion in 2000. Although we experienced a decrease in net revenue, income from operations on a pro forma basis increased $38.5 million. Direct expenses were $956.7 million or 59.1% of net revenue in 2001 as compared to $993.8 million or 59.9% in 2000. The $37.0 million decrease is a result of a decrease in the net revenue and a reduction in expenses primarily due to the effects of the restructuring activities. General and administrative expenses decreased $45.0 million to $520.8 million in 2001 from $565.8 million in 2000. The decrease is a result of several factors, including a reduction in expenses primarily due to the effects of our restructuring activities and a reduction in the spending for our Internet initiative. These reductions were partially offset by an increase in costs relating to the continued implementation of our shared service center and the realignment of our business development strategy.

     Net revenue increased approximately $52.8 million or 3.3% to $1.66 billion in 2000 as compared to $1.61 billion in 1999. Although we experienced an increase in net revenue, income from operations decreased $128.6 million to $7.7 million in 2000 as compared to $136.4 million in 1999. Direct expenses increased to $993.8 million or 59.9% of 2000 net revenue as compared to $883.3 million or 55.0% of 1999 net revenue due to a decrease in our realization rates during 2000. General and administrative expenses increased $60.6 million to $565.8 million in 2000 from $505.2 million in 1999. This increase was a result of several factors, including an increase of approximately $21.4 million in the spending for our Internet initiative, $5.7 million in the implementation of our shared service center, and $6.5 million for the implementation of our global account teams, as well as delays in realizing the benefits of our restructuring program.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $565.1 million at December 31, 2001 as compared to $330.2 million at December 31, 2000.

     Cash flows generated from operations were $247.4 million in 2001 versus $10.5 million and $123.8 million in 2000 and 1999, respectively. Included in cash flows generated from operations in 2001 was $63.2 million related to the settlement of the litigation with WebMD and $56.2 million for net income tax refunds. Cash flows used in investing activities in 2001 were $16.4 million and $104.5 million in 1999, versus $270.4 million of cash flows provided by investing activities in 2000. Investing activities for 2000 consisted primarily of $390.7 million of net proceeds from the sale of ENVOY, partially offset by capital asset purchases. Of these investing activities, capital asset purchases were $134.0 million in 2001 versus $108.8 million and $158.1 million in 2000 and 1999, respectively. Capital asset expenditures in 2001 included the final payment of $58 million in connection with the 1999 acquisition of Aventis S.A's Drug Innovation and Approval Facility, $19.9 million for the implementation of the shared service centers and $5.7 million for our informatics group's data center. Capital asset expenditures in 2000 included $25.2 million for the implementation of the shared service centers and $8.0 million for the purchase of the training academy in Japan. Capital asset expenditures in 1999 included the initial payment of $35 million in connection with the acquisition of Aventis' facility.

     During December 2001, we acquired the rights to market for 15 years in the United States, Canada and Mexico SkyePharma's Solaraze(TM), a treatment of actinic keratosis, for $26.7 million. We will pay royalties to SkyePharma based on a percentage of net sales of Solaraze(TM). We acquired these rights from Bioglan Pharma Plc. Until March 22, 2002, its U.S. affiliate, Bioglan, provided the marketing and sales support for the product. On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force. As part of the transaction, we also acquired Bioglan's rights to certain other dermatology products now on the market in the United States, including ADOXA(TM) for the treatment of severe acne. As part of our normal course of business, we will continue to evaluate opportunities to acquire specific products and/or marketing rights to products.

     We have also entered into four other financial arrangements with customers in which a portion of our net revenue and operating income will be based on the performance of a specific product. These arrangements typically involve funding, either by direct investment or in the form of a loan, which we commit to provide to our customers. Any securities we may acquire as a result of our investment or upon conversion of the loan may not be readily marketable, and we will bear the risk of carrying these investments for an indefinite period of time. This funding may be applied to certain pre-launch and sales and marketing activities or it may represent payment for a royalty stream relating to a specific product. In 2001, we entered into an agreement with Scios, Inc. whereby we will provide commercialization services for Natrecor(R), a treatment for acute congestive heart failure. As part of this agreement, we made a commitment to fund $30.0 million for commercialization activities related to Natrecor(R). In return, we received warrants and rights to royalty payments for 6 1/2 years based on sales of Natrecor(R) in the United States and Canada. We intend to continue to pursue these types of strategic arrangements, and we are actively seeking additional opportunities to create alliances with our customers.

     On October 12, 2001, we jointly announced with WebMD the settlement of litigation between the companies and the resolution of our disputes. As part of the settlement, WebMD paid us $185.0 million in cash for all 35 million shares of WebMD common stock and to resolve the remaining disputes. We will also receive an additional payment from WebMD if, on or before June 30, 2004, WebMD is acquired for a price greater than $4.00 per share or its ENVOY subsidiary is acquired for a price greater than $500 million. Also as part of the settlement, WebMD surrendered the warrant to purchase 10 million shares of our common stock. We continued to receive data from WebMD only through February 28, 2002. We also no longer have any obligation to share informatics profits with WebMD or to fund WebMD $100 million to develop a web-based suite of integrated products.

     Net receivables from customers (trade accounts receivable and unbilled services, net of unearned income) were $221.2 million at December 31, 2001 as compared to $219.8 million at December 31, 2000. As of December 31, 2001, net trade accounts receivable were $260.2 million versus $246.3 million at December 31, 2000. Unbilled services were $166.7 million at December 31, 2001 versus $167.7 million at December 31, 2000, offset by unearned income balances of $205.8 million and $194.2 million, respectively. The number of days revenue outstanding in trade accounts receivable and unbilled services, net of unearned income, were 42 and 43 days at December 31, 2001 and December 31, 2000, respectively.

     Investments in debt securities were $37.0 million at December 31, 2001 versus $107.8 million at December 31, 2000. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer, at par, and money funds. The $70.8 million decrease is primarily a result of investments being called by the issuer.

     Investments in marketable equity securities at December 31, 2001 were $78.0 million, a decrease of $306.0 million, as compared to $384.0 million at December 31, 2000. This decrease is primarily due to the sale of our investment in WebMD common stock. We obtained the WebMD common stock as part of the consideration for the sale of our electronic data interchange unit, ENVOY Corporation, to WebMD in 2000. Excluding the effect of the sale of the WebMD common stock, investments in marketable equity securities decreased approximately $28.2 million due to the sale of equity investments and unrealized losses on the portfolio as a result of market price declines. In accordance with our policy to continually review declines in fair value of our marketable equity securities for declines that may be other than temporary, we recorded a loss of approximately $348.0 million in 2001 to establish a new cost basis for certain investments, which includes $334.0 million relating to our investment in WebMD common stock.

     Investments in non-marketable equity securities and loans at December 31, 2001 were $37.6 million, an increase of $19.2 million, as compared to $18.4 million at December 31, 2000 primarily as a result of our PharmaBio transactions.

     Our $150 million senior unsecured credit facility with a U.S. bank expired in August 2001 in accordance with its terms. We have available to us a L10.0 million (approximately $14.5 million) unsecured line of credit with a U.K. bank and a L1.5 million (approximately $2.2 million) general bank facility with the same U.K. bank. At December 31, 2001 we did not have any outstanding balances on these facilities.

     In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock from time to time until March 1, 2002. In February 2002, the Board extended this authorization until March 1, 2003. During 2001, we entered into agreements to repurchase approximately 1.7 million shares for an aggregate price of $27.5 million. Shareholders' equity increased $50.4 million to $1.46 billion at December 31, 2001 from $1.40 billion at December 31, 2000.

     Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2001 (in thousands):

                                         2002      2003      2004      2005      2006     THEREAFTER    TOTAL
                                       --------   -------   -------   -------   -------   ----------   --------
Long-term debt.......................  $  2,969   $ 2,292   $ 2,033   $ 1,835   $ 1,606    $  2,569    $ 13,304
Obligations held under capital
  leases.............................    13,881    11,150       368       218       177         115      25,909
Operating leases.....................    56,574    40,003    29,011    20,592    20,967      75,152     242,299
Service agreement....................    20,000    20,000    20,000    20,000    20,000      35,007     135,007
Natrecor(R)..........................    13,540     6,460        --        --        --          --      20,000
                                       --------   -------   -------   -------   -------    --------    --------
                                       $106,964   $79,905   $51,412   $42,645   $42,750    $112,843    $436,519
                                       ========   =======   =======   =======   =======    ========    ========

     Through our PharmaBio financial transactions, we have committed to provide $45.9 million of funding in the form of an equity investment in non-marketable securities or loans with various customers and other third parties. We have also additional future commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied, and if this was to occur in the same time period, then we estimate these commitments to be a minimum of approximately $40 million per year, subject to certain limitations and varying time periods.

     Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings under our line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. In addition, as part of our business strategy going forward, we intend to review and consider opportunities to acquire additional product rights, as appropriate. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion.

CRITICAL ACCOUNTING POLICIES

     As we believe these policies require difficult, subjective and complex judgements, we have identified the following critical accounting policies which we use in the preparation of our financial statements.

  CONTRACT REVENUE

     We recognize revenue for service contracts based upon (1) percentage of completion (utilizing input or output measures as appropriate) for fixed price contracts, (2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts. The percentage of completion method requires us to estimate total expected revenue, costs, profitability, duration of the contract and outputs. These estimates are reviewed periodically and, if any of these estimates change or actual results differ from expected results then an adjustment is recorded in the period in which they become reasonably estimable. These adjustments could have a material effect on our results of operations.

     We recognize revenues and costs for our commercial rights and royalty agreements as one of the following, based upon each agreement's specific facts and circumstances: (1) product revenues and product costs are recognized through earnings in the period in which they are earned or incurred, respectively, and investments in product rights are amortized ratably over the license period or
(2) revenues are recognized as earned when payment is fixed and determinable, and certain direct costs, which we deem to be recoverable, may be deferred and amortized over the expected period of revenue recognition.

  ACCOUNTS RECEIVABLE, UNBILLED SERVICES AND UNEARNED INCOME

     Accounts receivable represents amounts billed to customers. Revenues recognized in excess of billings are classified as unbilled services, while billings in excess of revenue recognized are classified as unearned income. The realization of these amounts is based on the customer's willingness and ability to pay us. We have an allowance for doubtful accounts based on management's estimate of probable incurred losses resulting from a customer failing to pay us. If any of these estimates change or actual results differ from expected results, then an adjustment is recorded in the period in which they become reasonably estimable. These adjustments could have a material effect on our results of operations.

  MARKETABLE DEBT AND EQUITY INVESTMENTS

     We have investments in debt securities and investments in marketable equity securities. Periodically, we review our investments for declines in fair value that we believe may be other than temporary. When we identify such a decline in fair value we record a loss through earnings to establish a new cost basis for the investment. In addition, we may experience future material declines in the fair value of our investments which would require us to record additional losses. These adjustments could have a material adverse effect on our results of operations.

  NON-MARKETABLE EQUITY INVESTMENTS AND LOANS

     We have investments in non-marketable equity securities and loans. These arrangements typically involve funding, either by direct investment or in the form of a loan, which we commit to provide. Any securities we may acquire as a result of our investment or upon conversion of the loan may not be readily marketable, and we will bear the risk of carrying these investments for an indefinite period of time. We may not be able to recover our cost of the investment or loan at any time in the future, and we could experience an impairment in the carrying value of these investments, which would require us to record additional losses, which could have a material adverse effect on our results of operations.

  INCOME TAXES

     We have undistributed earnings of our foreign subsidiaries. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. Federal and State income taxes have been provided. If those earnings are distributed, we would be subject to both U.S. income taxes and withholding taxes payable to the various countries. Any resulting income tax obligations could materially adversely affect our results of operations.

     Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and
(2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management's belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, will be realized. We record a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it is more likely than not that realization will not occur. We determine the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If we are not able to recover our deferred income tax assets at any time in the future, we would be required to record an additional income tax provision; recording such a provision could have a material adverse effect on our results of operations.

  FOREIGN CURRENCIES

     We derive a large portion of our net revenue from international operations. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including the risk of translating revenues and expenses of foreign operations into U.S. dollars, known as translation risk, and the risk that we incur expenses in a currency other than that in which the contract revenues are paid, known as transaction risk. Gains and losses on foreign currency transactions are reported in results of operations, translation adjustments are reported as a component of accumulated other comprehensive income within shareholders' equity. If certain balances owed by our foreign subsidiaries are deemed to be not of a long-term nature, then the translation effect related to those balances would not be classified as translation adjustments but rather transaction adjustments, which could have a material effect on our results of operations.

  LONG-LIVED ASSETS

     Realization of identifiable tangible and intangible assets in which we have invested is exposed to a changing regulatory and competitive market. Examples include investments we have made in technology to expand our pharmaceutical and healthcare information and market research services or investments made to develop an Internet platform for our product development and commercialization services. The realization of these assets could be affected by technological changes and proposed and final laws and regulations, such as regulations governing individually identifiable health information or FDA requirements for use of electronic records and/or electronic signatures.

     Periodically, we review the carrying values of property, equipment and identified intangible assets if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining depreciation or amortization period, we will reduce carrying values to estimated fair value. The inherent subjectivity of our estimates of future cash flows could have a significant impact on our analysis. Any future write-offs of long-lived assets could have a material adverse effect on our financial condition or results of operations.

  GOODWILL

     Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The recoverability of the excess of the cost over the fair value of the net assets acquired, known as goodwill, is evaluated if events or circumstances indicate a possible impairment. Prior to January 1, 2002 such evaluation was based on various analyses, including undiscounted cash flow projections. Effective January 1, 2002, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", or SFAS No. 142, requiring all goodwill and indefinite-lived intangible assets be reviewed at least annually for impairment. We have not assessed the impact of any impairment under the new tests prescribed by SFAS No. 142; however, any future write-offs of goodwill could have a material effect on our financial condition or results of operations.

  EMPLOYEE STOCK COMPENSATION

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees", or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", or SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we accounted for stock options under SFAS 123, we would have recorded additional compensation expense for the stock option grants to employees. If we are unable to continue to account for stock options under ABP 25, our financial results would be materially adversely affected to the extent of the additional compensation expense we would have to recognize, which could change significantly from period to period based on several factors including the number of stock options granted and fluctuations of our stock price and/or interest rates.

  BACKLOG REPORTING

     We report revenue backlog based on anticipated net revenue from uncompleted projects that our customers have authorized. We report only service-related revenue as backlog, and we do not include product revenue or commercial rights-related revenue (royalties and commissions) in backlog. Our backlog is calculated based upon our estimate of forecasted currency exchange rates. Annually, we adjust the beginning balance of our backlog to reflect changes in our forecasted currency exchange rates. Our backlog at anytime can be affected by:

     - the variable size and duration of projects,

     - the loss or delay of projects, and

     - a change in the scope of work during the course of a project.

If customers delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of the future relationship.

     The reporting of revenue backlog is not authoritatively prescribed, therefore practices tend to vary among competitors and reported amounts are not necessarily comparable.

INFLATION

     We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and equity price changes, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate risk. We do not hold or issue derivative instruments for trading purposes. The following analyses present the sensitivity of our financial instruments to hypothetical changes in interest and foreign currency exchange rates that are reasonably possible over a one-year period.

  FOREIGN CURRENCY EXCHANGE RATES

     Approximately 49.7%, 44.0% and 45.8% of our net revenue for the years ended December 31, 2001, 2000, and 1999, respectively, was derived from our operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($60.6) million at December 31, 2001 as compared to ($42.2) million at December 31, 2000.

     We may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we earn fees or incur expenses related to such contracts. At December 31, 2001, our most significant foreign currency exchange rate exposures were in the British pound and the euro. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts or options. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2001.

  INTEREST RATES

     At December 31, 2001, our investment in debt securities portfolio consists primarily of U.S. Government securities, of which most are callable by the issuer at par, and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 2001, the fair value of the investment portfolio was $37.0 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $3.7 million.

  EQUITY PRICES

     At December 31, 2001, we had investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 2001, the fair value of these investments was $78.0 million, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price is approximately $7.8 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets" requiring that upon adoption all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. We adopted SFAS No. 142 when required to do so on January 1, 2002. The effect of the non-amortization provisions of SFAS No. 142 on 2002 results depend on various factors including 2002 acquisitions and therefore, cannot be estimated. If these had applied in 2001, we believe that our amortization expense before income taxes would have decreased by approximately $8.0 million. We have not completed the assessment of the impact of any impairment under the new tests prescribed by the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 144 when required to do so on January 1, 2002. We anticipate that the adoption of SFAS No. 144 will not have a material impact on our results of operations and financial condition.

SUBSEQUENT EVENTS

     On March 18, 2002, we announced along with McKesson Corporation the signing of a definitive agreement to form a private joint venture designed to leverage the operational strengths of the healthcare information businesses of each company. Under the agreement, we would be co-equal owners of the joint venture with McKesson, with a portion of the equity in the joint venture to be allocated to providers of de-identified healthcare data. Our primary contribution will be the assets of our informatics group. The agreement also provides for the joint venture company to license data products to us and McKesson for use in our core businesses. Under the license arrangement, our product development and commercial services groups will continue to have access to the joint venture's market information and products to enhance their service delivery to our customers. Subject to the prior satisfaction or waiver of applicable conditions, completion of the joint venture is targeted for the second quarter of 2002.

     On March 22, 2002, we acquired certain assets of Bioglan, the U.S. subsidiary of U.K. based Bioglan Pharma Plc, in a transaction valued at L18.5 million (approximately $26.7 million). As part of the agreement, we have also acquired Bioglan's rights to certain other dermatology products now on the market in the United States, including ADOXA(TM), a treatment for severe acne.

RISK FACTORS

     In addition to the other information provided in this Annual Report on Form 10-K, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

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

 OUR PLAN TO WEB-ENABLE OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION SERVICES MAY NEGATIVELY IMPACT OUR RESULTS IN THE SHORT TERM.

     We are currently developing an Internet platform for our product development and commercialization services. We have entered into agreements with certain vendors for them to provide web-enablement services to help us develop this platform. If such vendors fail to perform as required or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate web-enablement services, creating web-enablement services which our customers will find desirable and implementing our business model with respect to these services. Also, these expenditures are likely to negatively impact our profitability, at least until our web-enabled products are operationalized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in operating income resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts customers away from our services.

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

     On February 24, 2001, WebMD unilaterally stopped the transmission of data to us in violation of our rights under the data rights agreement which resulted in litigation. On October 12, 2001, we entered into a settlement agreement with WebMD which ended the litigation and resolved the disputes between our two companies. In connection with the settlement agreement, we continued to receive healthcare data from WebMD, but only through February 28, 2002. While we have been able to secure agreements for similar data from alternate sources, we cannot assure you that access to such data will not be more costly than in the past or that we will have continuous access to the data that we need to support our informatics products. Furthermore, we must aggregate the volume of data from a variety of sources, and we do not have a track record for being able to process and use the data we receive from different sources effectively.

     On March 15, 2002, we entered into a joint venture agreement with McKesson Corporation pursuant to which we agreed to form a joint venture company designed to leverage the operational strengths of the healthcare information business of each company. Several major data providers are to contribute de-identified prescription and medical data to the joint venture company. There can be no assurances, however, that any of the data providers with which we currently are in discussions will join the joint venture company or otherwise provide data to the joint venture company.

     If continued access to data is not available on acceptable terms, our informatics group will not be able to support its contracts with existing customers or continue development projects as currently planned, which would have an adverse effect on our business.

 THE CONSUMMATION OF OUR PROPOSED JOINT VENTURE WITH MCKESSON MAY NOT OCCUR AND, IF CONSUMMATED, THE JOINT VENTURE MAY NOT SUCCEED.

     The consummation of our joint venture with McKesson may not occur and, even if consummated, the joint venture's success will be subject to the risks of our informatics business as well as new risks applicable to its operation as a stand-alone entity. The proposed joint venture with McKesson is important to our business and, if the transaction fails to close or the closing is delayed, we may not be able to derive the benefits we hoped to achieve by leveraging our informatics business with outside resources. If the conditions to closing are not satisfied or the agreement is otherwise terminated prior to closing, we will continue to own our informatics business and be subject to the risks associated with that business.

     If the joint venture company is formed as contemplated, we may not achieve the intended benefits of the joint venture if it is not able to secure additional data in exchange for equity. Although we and McKesson currently are in discussions with several major data providers to participate in the joint venture company, it is possible that these or other data providers will prefer to receive cash as payment for data, instead of equity in the joint venture company, or will not want to participate at all. Such a trend could have a material adverse effect on the joint venture's operations and financial condition. The joint venture also could encounter other difficulties, including:

     - its ability to aggregate the volume of data received from data providers;

     - its ability to attract customers, besides Quintiles and McKesson, to purchase its products and services;

     - the risk of changes in healthcare information privacy regulations that could have an adverse impact on the joint venture's operations;

     - the risk that it will not be able to effectively and cost-efficiently replace services previously provided to the contributed businesses by the former parent corporations; and

     - other risks currently faced by our Informatics business and described elsewhere in these risk factors.

     Although we will have a license to the joint venture company's data products for use by our product development and commercial services groups, if the joint venture is unable to provide us with the quality and character of data products that we need to support those services, we will not be able to fully realize the benefits of the joint venture and will need to seek other strategic alternatives to achieve our goals. Also, if the joint venture company is not successful, it could have a material adverse effect on our results of operation and financial condition because it is a pass-through entity and, as such, its results will be reflected in our financial statements to the extent of our interest in the joint venture.

  THE POTENTIAL LOSS OR DELAY OF OUR LARGE CONTRACTS COULD ADVERSELY AFFECT OUR RESULTS.

     Many of our customers can terminate our contracts upon 15-90 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past two years we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

 UNDERPERFORMANCE OF OUR COMMERCIAL RIGHTS STRATEGIES COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE.

     As part of our PharmaBio Development business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. These transactions may include a strategic investment in a customer, providing financing to a customer, or taking an interest in the revenues from a customer's product. For example, we may build a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Our financial results would be adversely affected if our customer or its products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs of performance, investment or financing.

 OUR RECENT ACQUISITION OF A LICENSE TO MARKET AND SELL CERTAIN PHARMACEUTICAL PRODUCTS IN THE UNITED STATES EXPOSES US TO PRODUCT RISKS TYPICALLY ASSOCIATED WITH PHARMACEUTICAL COMPANIES.

     Our recent acquisition of the rights to market and sell Solaraze(TM) and the rights to other dermatology products acquired from Bioglan subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product we may license in the future, experience negative reactions or adverse side effects or in the event it causes injury, is found to be unsuitable for its intended purpose or is otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical products.

     These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product we may license in the future. For example, as a result of our decision to outsource the manufacturing and distribution of Solaraze(TM), we are unable to directly monitor quality control in the manufacturing and distribution processes.

     Our plans to market and sell Solaraze(TM) and other pharmaceutical products also subject us to risks associated with entering into a new line of business. We have limited experience operating as this type of company. If we are unable to operate this new line of business as we expect, the financial results from this new line of business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate our pharmaceutical operations may increase in proportion with (1) the number of products we license in the future, (2) the applicable stage of the drug approval process of the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

 IF WE LOSE THE SERVICES OF DENNIS GILLINGS, PAMELA KIRBY OR OTHER KEY PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Chairman, and Pamela J. Kirby, Ph.D., our Chief Executive Officer. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings, Dr. Kirby, or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition.

 OUR PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM WE CONTRACT.

     We contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include supervising clinical trials, data and laboratory analysis, patient recruitment and other services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. These events would create a risk of liability to us from the drug companies with whom we contract or the study participants. Similar risks apply to our product development services relating to medical devices.

     We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. For example, we are among the defendants named in a purported class action by participants in an Alzheimer's study seeking to hold us liable for alleged damages to the participants arising from the study. Nonetheless, it is possible we could be found liable for those types of losses.

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

     We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results or if our informatics products violate rights of third parties. Although, we maintain insurance to cover ordinary risks, insurance would not cover the risk of a customer deciding not to do business with us as a result of poor performance.

  OUR INSURANCE MAY NOT COVER ALL OF OUR INDEMNIFICATION OBLIGATIONS AND OTHER LIABILITIES ASSOCIATED WITH OUR OPERATIONS.

     We maintain insurance designed to cover ordinary risks associated with our operations and our ordinary indemnification obligations. This insurance might not be adequate coverage or may be contested by our carriers. For example, our insurance carrier, to whom we paid premiums to cover risks associated with our product development services, has filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from class action litigation involving an Alzheimer study. The availability and level of coverage provided by our insurance could have a material impact on our profitability if we suffer uninsured losses or are required to indemnify third parties for uninsured losses.

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

 PROPOSED AND FINAL LAWS AND REGULATIONS MAY CREATE A RISK OF LIABILITY AND MAY INCREASE THE COST OF OUR BUSINESS OR LIMIT OUR SERVICE OFFERINGS.

     The confidentiality of individually identifiable health information and the circumstances under which such individually identifiable health records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation both domestically and internationally. Additional U.S. legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final U.S. and international regulations governing individually identifiable health information may (1) require us to implement new security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These regulations may also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business. Additionally, states in the U.S. may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the proposed U.S. federal regulations. In recent litigation, a party took the position that various state laws could be construed to require modifications to access specifications for particular data elements in de-identified health information that we receive. These laws or further changes to existing laws having similar effects could limit our ability to offer some of our products or have an impact on the business opportunities to us. There is a risk of civil or criminal liability if we are found to be responsible for any violations of applicable laws, regulations or duties relating to the privacy or security of individually identifiable health information. In addition, in connection with our settlement agreement with WebMD, we have agreed to indemnify WebMD for losses arising out of or in connection with the settlement agreement itself, the cancelled Data Rights Agreement with WebMD, our data business, the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, any transmission or delivery by ENVOY of data to us, or violations of law or contract attributable to any such event, action or circumstance. Under the terms of our agreement, our indemnification obligation for the first $20 million in aggregate losses is limited to 50%, except that this limitation does not apply to indemnity obligations we may have to WebMD arising from the sale of ENVOY, including a class action lawsuit filed against ENVOY prior to its purchase by us and subsequent sale to WebMD.

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

     - integrate new services with existing services;

     - achieve market acceptance for new services; and

     - respond to emerging industry standards and other technological changes.

  EXCHANGE RATE FLUCTUATIONS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We derive a large portion of our net revenue from international operations. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates and any trends associated with the transition to the euro, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

     -- Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

     -- Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at December 31, 2001. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

  WE MAY BE ADVERSELY AFFECTED BY CUSTOMER CONCENTRATION.

     We have one customer that accounted for 10.8% of our net revenues for the year ended December 31, 2001. These revenues resulted from services provided by each of our three service groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

  NEW HEALTHCARE LEGISLATION OR REGULATION COULD RESTRICT OUR INFORMATICS BUSINESS.

     On December 28, 2000, the Secretary of Health and Human Services, also referred to as HHS, issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. This rule generally (1) imposes standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establishes limitations on and procedures for (a) the exercise of those individuals' rights, (b) the uses and disclosures of protected health information and (c) language in contractual agreements between covered entities and their business associates with regards to protected health information. The effective date of the final rule was April 14, 2001 and the compliance date is April 14, 2003 (April 14, 2004 for small health plans). HHS' Office for Civil Rights, the enforcement office for the rule, issued guidance in the form of questions and answers on the rule in July 2001 and according to the Secretary, further modifications and/or guidelines to the regulation will be forthcoming in the next few months. If state or federal legislation or a more restrictive rule is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services (any such state law may be subject to enforceability challenges based on constitutional and federal preemption issues). In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

  IF WE ARE UNABLE TO SUBMIT ELECTRONIC RECORDS TO THE FDA ACCORDING TO FDA REGULATIONS, OUR ABILITY TO SERVICE OUR CUSTOMERS DURING THE FDA APPROVAL PROCESS COULD BE ADVERSELY AFFECTED.

     If we were unable to submit electronic records to the United States Food and Drug Administration, also referred to as the FDA, according to FDA regulations, our ability to service our customers during the FDA approval process could be adversely affected. The FDA published 21 CFR Part 11 "Electronic Records; Electronic Signatures; Final Rule" ("Part 11") in 1997.
Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, in certain circumstances, Part 11 requires those utilizing electronic records to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Many of our customers, or potential customers, are targeting 2003 for full compliance of all their affected systems. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant with the requirements of Part 11. If we are unable to achieve this objective, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included under Item 7 of this report under the caption "Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2001          2000          1999
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue..............................................  $1,619,872    $1,659,910    $1,607,087
Costs and expenses:
  Direct.................................................     956,748       993,795       883,274
  General and administrative.............................     520,753       565,801       505,166
  Depreciation and amortization..........................      96,103        92,567        82,292
  Restructuring..........................................      54,169        58,592            --
  Write-off of goodwill and other assets.................      27,122            --            --
  Disposal of business...................................          --        17,325            --
  Settlement of litigation...............................     (83,200)           --            --
                                                           ----------    ----------    ----------
                                                            1,571,695     1,728,080     1,470,732
                                                           ----------    ----------    ----------
Income (loss) from operations............................      48,177       (68,170)      136,355
Other (expense) income:
  Interest income........................................      19,844        20,703        14,391
  Interest expense.......................................      (3,172)       (4,842)      (11,233)
  Gain on investments, net...............................      21,159         6,045         2,057
  Impairment of investments..............................    (348,015)       (5,466)           --
  Transaction costs......................................          --            --       (26,322)
  Other..................................................        (489)          725           662
                                                           ----------    ----------    ----------
                                                             (310,673)       17,165       (20,445)
                                                           ----------    ----------    ----------
(Loss) income from continuing operations before income
  taxes..................................................    (262,496)      (51,005)      115,910
Income tax (benefit) expense.............................     (86,623)      (16,831)       42,742
                                                           ----------    ----------    ----------
(Loss) income from continuing operations.................    (175,873)      (34,174)       73,168
Income from discontinued operation, net of income
  taxes..................................................          --        16,770        36,123
Extraordinary gain from sale of discontinued operation,
  net of income taxes....................................     142,030       436,327            --
                                                           ----------    ----------    ----------
Net (loss) income........................................  $  (33,843)   $  418,923    $  109,291
                                                           ==========    ==========    ==========
Basic net (loss) income per share:
  (Loss) income from continuing operations...............  $    (1.49)   $    (0.29)   $     0.64
  Income from discontinued operation.....................          --          0.14          0.32
  Extraordinary gain from sale of discontinued
     operation...........................................        1.20          3.76            --
                                                           ----------    ----------    ----------
  Basic net (loss) income per share......................  $    (0.29)   $     3.61    $     0.96
                                                           ==========    ==========    ==========
Diluted net (loss) income per share:
  (Loss) income from continuing operations...............  $    (1.49)   $    (0.29)   $     0.63
  Income from discontinued operation.....................          --          0.14          0.31
  Extraordinary gain from sale of discontinued
     operation...........................................        1.20          3.76            --
                                                           ----------    ----------    ----------
  Diluted net (loss) income per share....................  $    (0.29)   $     3.61    $     0.94
                                                           ==========    ==========    ==========
Shares used in computing net (loss) income per share:
  Basic..................................................     118,223       115,968       113,525
  Diluted................................................     118,223       115,968       115,687

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                    SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  565,063   $  330,214
  Trade accounts receivable and unbilled services, net......     426,954      413,992
  Investments in debt securities............................      27,489       31,080
  Prepaid expenses..........................................      28,085       31,984
  Other receivables.........................................      19,630       16,850
  Other current assets......................................      12,517       12,555
                                                              ----------   ----------
         Total current assets...............................   1,079,738      836,675
Property and equipment:
  Land, buildings and leasehold improvements................     192,290      199,197
  Equipment and software....................................     348,527      321,844
  Furniture and fixtures....................................      44,020       45,564
  Motor vehicles............................................      33,597       36,345
                                                              ----------   ----------
                                                                 618,434      602,950
  Less accumulated depreciation.............................    (256,128)    (210,990)
                                                              ----------   ----------
                                                                 362,306      391,960
Intangibles and other assets:
  Intangibles, net..........................................     199,119      194,814
  Investments in debt securities............................       9,510       76,732
  Investments in marketable equity securities...............      77,992      384,040
  Investments in non-marketable equity securities and
    loans...................................................      37,590       18,419
  Deferred income taxes.....................................     136,686       29,175
  Deposits and other assets.................................      44,799       29,763
                                                              ----------   ----------
                                                                 505,696      732,943
                                                              ----------   ----------
         Total Assets.......................................  $1,947,740   $1,961,578
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $       --   $       44
  Accounts payable..........................................      54,400       65,027
  Accrued expenses..........................................     169,173      190,211
  Unearned income...........................................     205,783      194,201
  Income taxes payable......................................      14,073       51,284
  Deferred income taxes.....................................         738        4,774
  Current portion of obligations held under capital
    leases..................................................      13,147       12,640
  Current portion of long-term debt.........................       2,969        7,387
  Other current liabilities.................................       1,903        2,423
                                                              ----------   ----------
         Total current liabilities..........................     462,186      527,991
Long-term liabilities:
  Obligations held under capital leases, less current
    portion.................................................      11,415        8,496
  Long-term debt, less current portion......................      10,335       10,469
  Other liabilities.........................................       8,716        9,916
                                                              ----------   ----------
                                                                  30,466       28,881
                                                              ----------   ----------
         Total liabilities..................................     492,652      556,872
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, none issued and outstanding at December
    31, 2001 and 2000, respectively.........................          --           --
  Common stock and additional paid-in capital, 118,623,669
    and 115,933,182 shares issued and outstanding at
    December 31, 2001 and 2000, respectively................     897,075      876,407
  Retained earnings.........................................     589,142      622,985
  Accumulated other comprehensive loss......................     (31,129)     (94,686)
                                                              ----------   ----------
         Total shareholders' equity.........................   1,455,088    1,404,706
                                                              ----------   ----------
         Total liabilities and shareholders' equity.........  $1,947,740   $1,961,578
                                                              ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net (loss) income.........................................  $ (33,843)  $ 418,923   $ 109,291
  Income from discontinued operation, net of income taxes...         --     (16,770)    (36,123)
  Extraordinary gain from sale of discontinued operation,
    net of income taxes.....................................   (142,030)   (436,327)         --
                                                              ---------   ---------   ---------
  (Loss) income from continuing operations..................   (175,873)    (34,174)     73,168
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by operating activities:
  Depreciation and amortization.............................     96,103      92,567      82,292
  Non-recurring transaction costs...........................         --          --      26,322
  Restructuring accrual and write-off of other assets,
    net.....................................................     42,975      25,886          --
  Loss on disposal of business..............................         --      17,325          --
  Net loss (gain) on sale of property and equipment.........        287         190        (355)
  Loss (gain) on investments, net...........................    304,942        (578)     (2,057)
  (Benefit from) provision for deferred income taxes........    (64,360)     12,460      (1,448)
  Change in operating assets and liabilities:
    Accounts receivable and unbilled services...............    (24,495)    (48,226)    (76,156)
    Prepaid expenses and other assets.......................      6,935     (15,881)    (16,493)
    Accounts payable and accrued expenses...................     19,263      16,429      16,320
    Unearned income.........................................     15,993      28,706      13,960
    Income taxes payable and other current liabilities......     25,139     (84,285)      7,659
  Other.....................................................        447          95         585
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................    247,356      10,514     123,797
Investing activities:
  Proceeds from disposition of property and equipment.......      7,548       8,591       6,535
  Proceeds from disposal of discontinued operation, net of
    expenses................................................         --     390,722          --
  Purchase of investments held-to-maturity..................         --      (1,296)     (6,215)
  Maturities of investments held-to-maturity................        437         465      86,683
  Purchase of investments available-for-sale................         --      (2,717)   (110,310)
  Proceeds from sale of investments available-for-sale......     71,422       5,296      25,296
  Purchase of marketable equity securities..................    (22,660)    (14,379)    (12,424)
  Proceeds from sale of marketable equity securities........    134,379       3,514       5,913
  Purchase of other investments.............................    (40,247)     (1,617)         --
  Proceeds from other investments...........................        103       2,959          --
  Acquisition of property and equipment.....................   (133,983)   (108,782)   (158,128)
  Acquisition of businesses, net of cash acquired...........     (6,620)    (15,169)     84,746
  Acquisition of product rights.............................    (26,735)         --          --
  Payment of non-recurring transaction costs................         --          --     (26,322)
  Payment from ESOP, net....................................         --       2,857          --
  Other.....................................................         --          (2)       (233)
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........    (16,356)    270,442    (104,459)
Financing activities:
  (Decrease) increase in lines of credit, net...............        (44)         33        (909)
  Proceeds from issuance of debt............................         --      11,183          --
  Repayment of debt.........................................     (3,263)   (151,653)     (4,341)
  Principal payments on capital lease obligations...........    (10,618)    (14,419)    (13,865)
  Issuance of common stock..................................     48,439      21,748      19,724
  Repurchase of common stock................................    (22,694)    (21,883)         --
  Dividend from discontinued operation......................         --      17,086      47,070
  Dividends paid by pooled entity...........................         --          --      (1,089)
  Other.....................................................         --          --         (28)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........     11,820    (137,905)     46,562
Effect of foreign currency exchange rate changes on cash....     (7,971)     (4,490)     (2,868)
                                                              ---------   ---------   ---------
Increase in cash and cash equivalents.......................    234,849     138,561      63,032
Cash and cash equivalents at beginning of year..............    330,214     191,653     128,621
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 565,063   $ 330,214   $ 191,653
                                                              =========   =========   =========
Supplemental Cash Flow Information:
  Interest paid.............................................  $   2,724   $   5,435   $  12,550
  Income taxes (refunded) paid, net.........................    (56,243)     64,451      32,961
Non-cash Investing and Financing Activities:
  Acquisition of property and equipment utilizing
    capitalized leases......................................     14,578      12,948      12,871
  Equity impact of mergers, acquisitions and dispositions...    (20,952)     82,557     206,275
  Equity impact from exercise of non-qualified stock
    options.................................................     15,871       6,752       3,711
  Marketable equity securities received from sale of
    discontinued operation..................................         --     447,353          --
  Unrealized (loss) gain on marketable securities, net of
    income tax..............................................  $(124,182)  $ (69,619)  $  17,781

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           ACCUMULATED
                                                              OTHER                            ADDITIONAL
                               COMPREHENSIVE   RETAINED   COMPREHENSIVE   PREFERRED   COMMON    PAID-IN
                                  INCOME       EARNINGS   INCOME (LOSS)     STOCK     STOCK     CAPITAL
                               -------------   --------   -------------   ---------   ------   ----------
                                                             (IN THOUSANDS)
Balance, December 31, 1998...    $      --     $ 95,618     $  (5,198)      $ 33      $1,057    $558,439
Issuance of common stock.....           --           --            --         --          8       19,716
Principal payments on ESOP
  loan.......................           --           --            --         --         --           --
Stock issued for
  acquisitions...............           --           --            --         --         51      206,224
Tax benefit from the exercise
  of non-qualified stock
  options....................           --           --            --         --         --        3,711
Conversion of preferred stock
  by pooled entity...........           --           --            --        (33)        33           --
Dividends paid by pooled
  entity.....................           --       (1,089)           --         --         --           --
Effect due to change in
  fiscal year of pooled
  entity.....................           --          200            --         --         --           --
Other equity transactions....           --           42          (128)        --         --         (992)
Comprehensive income:
  Net income.................      109,291      109,291            --         --         --           --
  Unrealized gain on
    marketable securities,
    net of tax...............       17,781           --        17,781         --         --           --
  Foreign currency
    adjustments..............      (10,778)          --       (10,778)        --         --           --
                                 ---------     --------     ---------       ----      ------    --------
Comprehensive income for year
  ended December 31, 1999....      116,294
                                 =========
Balance, December 31, 1999...                   204,062         1,677         --      1,149      787,098
Issuance of common stock.....           --           --            --         --         22       21,018
Repurchase of common stock...           --           --            --         --        (13)     (21,870)
Issuance of stock warrants...           --           --            --         --         --       32,300
Issuance of put option.......           --           --            --         --         --          925
Stock option charge in ENVOY
  sale.......................           --           --            --         --         --       50,040
Principal payments on ESOP
  loan.......................           --           --            --         --         --           --
Tax benefit from the exercise
  of non-qualified stock
  options....................           --           --            --         --         --        6,752
Other equity transactions....           --           --            --         --         --       (1,014)
Comprehensive income:
  Net income.................      418,923      418,923            --         --         --           --
  Unrealized loss on
    marketable securities,
    net of tax...............      (69,619)          --       (69,619)        --         --           --
  Foreign currency
    adjustments..............      (26,744)          --       (26,744)        --         --           --
                                 ---------     --------     ---------       ----      ------    --------
Comprehensive income for year
  ended December 31, 2000....      322,560
                                 =========
Balance, December 31, 2000...                   622,985       (94,686)        --      1,158      875,249
Issuance of common stock.....           --           --            --         --         46       48,393
Repurchase of common stock...           --           --            --         --        (14)     (22,680)
Cancellation of stock
  warrants...................           --           --            --         --         --      (20,000)
Tax benefit from the exercise
  of non-qualified stock
  options....................           --           --            --         --         --       15,871
Other equity transactions....           --           --            --         --         --         (948)
Comprehensive income:
  Net loss...................      (33,843)     (33,843)           --         --         --           --
  Unrealized loss on
    marketable securities,
    net of tax...............     (124,182)          --      (124,182)        --         --           --
  Reclassification
    adjustment, net of income
    taxes....................      206,151           --       206,151         --         --           --
  Foreign currency
    adjustments..............      (18,412)          --       (18,412)        --         --           --
                                 ---------     --------     ---------       ----      ------    --------
Comprehensive income for year
  ended December 31, 2001....    $  29,714
                                 =========
Balance, December 31, 2001...                  $589,142     $ (31,129)      $ --      $1,190    $895,885
                                               ========     =========       ====      ======    ========

                               EMPLOYEE STOCK
                               OWNERSHIP PLAN
                               LOAN GUARANTEE
                                  & OTHER         TOTAL
                               --------------   ----------
                                     (IN THOUSANDS)
Balance, December 31, 1998...     $(3,817)      $  646,132
Issuance of common stock.....          --           19,724
Principal payments on ESOP
  loan.......................         756              756
Stock issued for
  acquisitions...............          --          206,275
Tax benefit from the exercise
  of non-qualified stock
  options....................          --            3,711
Conversion of preferred stock
  by pooled entity...........          --               --
Dividends paid by pooled
  entity.....................          --           (1,089)
Effect due to change in
  fiscal year of pooled
  entity.....................          --              200
Other equity transactions....         834             (244)
Comprehensive income:
  Net income.................          --          109,291
  Unrealized gain on
    marketable securities,
    net of tax...............          --           17,781
  Foreign currency
    adjustments..............          --          (10,778)
                                  -------       ----------
Comprehensive income for year
  ended December 31, 1999....
Balance, December 31, 1999...      (2,227)         991,759
Issuance of common stock.....          --           21,040
Repurchase of common stock...          --          (21,883)
Issuance of stock warrants...          --           32,300
Issuance of put option.......          --              925
Stock option charge in ENVOY
  sale.......................          --           50,040
Principal payments on ESOP
  loan.......................       1,214            1,214
Tax benefit from the exercise
  of non-qualified stock
  options....................          --            6,752
Other equity transactions....       1,013               (1)
Comprehensive income:
  Net income.................          --          418,923
  Unrealized loss on
    marketable securities,
    net of tax...............          --          (69,619)
  Foreign currency
    adjustments..............          --          (26,744)
                                  -------       ----------
Comprehensive income for year
  ended December 31, 2000....
Balance, December 31, 2000...          --        1,404,706
Issuance of common stock.....          --           48,439
Repurchase of common stock...          --          (22,694)
Cancellation of stock
  warrants...................          --          (20,000)
Tax benefit from the exercise
  of non-qualified stock
  options....................          --           15,871
Other equity transactions....          --             (948)
Comprehensive income:
  Net loss...................          --          (33,843)
  Unrealized loss on
    marketable securities,
    net of tax...............          --         (124,182)
  Reclassification
    adjustment, net of income
    taxes....................          --          206,151
  Foreign currency
    adjustments..............          --          (18,412)
                                  -------       ----------
Comprehensive income for year
  ended December 31, 2001....
Balance, December 31, 2001...     $    --       $1,455,088
                                  =======       ==========

 The accompanying notes are an integral part of these consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

     Quintiles Transnational Corp. (the "Company") is a global leading provider of information, technology and services to help bring new medicines to patients faster and improve healthcare.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  RECLASSIFICATIONS

     Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 financial statement presentation. The reclassifications had no effect on previously reported net income, shareholders' equity or net income per share.

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

  FOREIGN CURRENCY HEDGING

     The Company may use foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2001.

  CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $3.5 million and $3.1 million at December 31, 2001 and 2000, respectively, that pursuant to agreements with these customers, remains the property of the customers.

     The Company's investments in debt and marketable equity securities are classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded as a component of shareholders' equity until realized. The market value is based on the closing price as quoted by the respective stock exchanges or Nasdaq. In addition, the Company has investments in equity securities of and advances to companies for which there are not readily available market values and for

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES which the Company does not exercise significant influence or control; such investments are accounted for using the cost method. Any gains or losses on sales of investments are computed by specific identification.

  DERIVATIVES

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The difference between the carrying amounts of the Company's then existing derivatives and their fair value was estimated to be insignificant. Therefore, the adoption did not have a significant impact on the Company's financial position or results of operations; however, future earnings will be subject to volatility arising from changes in valuation. This accounting change did not involve cash.

     From time to time the Company may use derivative instruments to manage exposures to equity prices and interest rates. The Company also holds freestanding warrants and other embedded derivatives (conversion options in financing arrangements). Derivatives meeting the criteria established by SFAS No. 133 are recorded in the balance sheet at fair value at each balance sheet date. When the derivative instrument is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of accumulated other comprehensive loss until realized. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedge item. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. The Company has, and may in the future, enter into derivative contracts (calls or puts, for example) related to its investments in marketable equity securities. While these contracts do not qualify for hedge accounting, the Company utilizes these transactions to mitigate its economic exposure to market price fluctuations.

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

  LONG-LIVED ASSETS

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

     Intangibles consist principally of the excess cost over the fair value of net assets acquired ("goodwill") and product and royalty rights. Product and royalty rights are amortized ratably, based on estimated cash flows, over the life of the rights, which is currently 15 years. Goodwill and other intangible assets have been amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will no longer amortize indefinite-lived intangible assets. Accumulated amortization totaled $33.1 million and $25.0 million at December 31, 2001 and 2000, respectively.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The carrying values of property, equipment and intangible assets are reviewed if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining depreciation or amortization period, the Company will reduce carrying values to estimated fair value. During 2001, the Company recognized a $24.7 million charge to write-off goodwill recorded in four separate acquisitions in the commercial services segment and personal computers including desktops and laptops that are no longer in service. The goodwill was deemed impaired due to changing business conditions and strategic direction.

  REVENUE RECOGNITION

     Many of the Company's contracts for services are fixed price, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes net revenue primarily based upon (1) percentage of completion (utilizing input or output measures as appropriate) for fixed price contracts,
(2) contractual per diem or hourly rate basis as work is performed under fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

     The Company has entered into agreements with various customers, with which the Company may have service agreements, whereby the Company may provide services and may also fund certain activities of the customers in return for product or royalty rights that provide for future revenues based on the achievement of certain sales levels of the promoted product. The Company records revenues and costs for these agreements as one of the following, based upon each agreement's specific facts and circumstances; (1) product revenues and product costs are recognized through earnings in the period in which they are earned or incurred, respectively, and investments in product rights are amortized ratably over the license period or (2) revenues are recognized as earned when payment is fixed and determinable, and certain direct costs, which management deems to be recoverable, may be deferred and amortized over the expected period of revenue recognition.

     The Company's contracts for services provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts are terminable upon 15 - 90 days' notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

  CONCENTRATION OF CREDIT RISK

     Substantially all net revenue is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and consistently within management's expectations. One customer accounted for 10.8%, 10.2% and 11.3% of consolidated net revenue in 2001, 2000 and 1999, respectively. These revenues were derived from each of the Company's segments.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $18.1 million, $29.0 million and $3.0 million in 2001, 2000 and 1999, respectively.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

  INCOME TAXES

     Income tax expense includes U.S., state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets for which are not likely to be realized.

  NET INCOME PER SHARE

     The Company determines basic net income per share by dividing net income by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the assumed conversion or exercise of all convertible securities and issued and unexercised stock options, unless the effects would be anti-dilutive to results from continuing operations. A reconciliation of the number of shares used in computing basic and diluted net income per share is in Note 18.

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

  COMPREHENSIVE INCOME

     The Company includes foreign currency translation adjustments and unrealized gains and losses on the available-for sale securities in other comprehensive income. Accumulated other comprehensive loss at December 31, 2001 was $31.1 million which consisted of $60.6 million in foreign currency translation adjustments and $29.6 million in unrealized gains on available-for-sale securities. During 2001, the Company reclassified $206.1 million of net holding losses to other expense as the related securities were sold or deemed to be impaired.

  RECENTLY ADOPTED ACCOUNTING STANDARD

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," that requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The Company adopted the provisions of SFAS No. 141 in 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," requiring that upon adoption all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No. 142 as required to do so on January 1, 2002. The effect of the non-amortization provisions of SFAS No. 142 on 2002 results will be affected by various factors including 2002 acquisitions and, therefore cannot be estimated. If these provisions had applied in 2001, management believes that the Company's amortization expense before income taxes would have decreased by approximately $8.0 million. The Company has not assessed the impact of any impairment under the new tests prescribed by the standard.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 as required to do so on January 1, 2002. The Company anticipates that the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations and financial position.

2.  ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Accounts receivable and unbilled services consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Trade:
  Billed....................................................  $271,706   $251,108
  Unbilled services.........................................   166,712    167,665
                                                              --------   --------
                                                               438,418    418,773
Allowance for doubtful accounts.............................   (11,464)    (4,781)
                                                              --------   --------
                                                              $426,954   $413,992
                                                              ========   ========

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

                                                              DECEMBER 31,
                                                              -------------
REGION                                                        2001    2000
------                                                        -----   -----
Americas:
  United States.............................................    45%     59%
  Other.....................................................     3       1
                                                               ---     ---
     Americas...............................................    48      60
Europe and Africa:
  United Kingdom............................................    33      24
  Other.....................................................    10      11
                                                               ---     ---
     Europe and Africa......................................    43      35
Asia -- Pacific.............................................     9       5
                                                               ---     ---
                                                               100%    100%
                                                               ===     ===

3.  COMMERCIAL RIGHTS AND ROYALTIES

     The Company has entered into financial transactions and other arrangements with customers and other parties in which a portion of the Company's revenues and operating income depends on the performance of a specific pharmaceutical product. These transactions may include providing product development and/or commercialization services to customers, as well as the funding of such services, in return for royalties or

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES commissions based on the sales of the customer's product. As of December 31, 2001, The Company has entered into five such agreements. Below is a brief description of these agreements:

     In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. ("CVTX") to commercialize Ranolazine for angina in the United States and Canada. Under the terms of this agreement, the Company purchased 1,043,705 shares of CVTX's common stock for $5 million of which the Company owns 681,705 shares as of December 31, 2001, and has made available a $10 million credit line for pre-launch sales and marketing activities. Once Ranolazine, which is currently in Phase III studies, is approved, the Company will provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The Company will also make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Additionally, the Company has committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return it will receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranolazine in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company will also receive royalties in years six and seven.

     In January 2001, the Company entered into an agreement with Scios Inc. ("SCIO") to market Natrecor(R) for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch, of which $10 million was funded by the Company during 2001. The Company also received warrants to purchase 700,000 shares of SCIO's common stock at $20 per share, exercisable in installments over two and one-half years. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement.

     In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc.'s ("PLTT") to commercialize a natural therapy for asthma, AIROZIN(TM), in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN(TM) and a milestone-based $6 million line of credit which is convertible into PLTT's common stock, of which $4 million was funded by the Company during 2001. Further, the Company has committed to funding 50% of sales and marketing activities for AIROZIN(TM) over five years with a $6 million limit per year. For the term of the agreement, the Company will receive royalties based on the net sales of AIROZIN(TM). The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

     In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. ("DSCO") to commercialize, in the United States, DSCO's humanized lung surfactant, Surfaxin(R), which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO's common stock and a warrant to purchase 357,143 shares of its common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. In addition, the Company will receive additional warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has agreed to fund the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin(R) for meconium aspiration syndrome, infant respiratory distress syndrome and all "off-label" uses for 10 years.

     In December 2001, the Company acquired the license to market SkyePharma's Solaraze(TM) skin treatment in the United States, Canada and Mexico for 15 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company will amortize the rights ratably over 15 years. The Company has

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES a commitment to pay royalties to SkyePharama based on a percentage of net sales of Solaraze(TM). Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company's ownership rights in the Solaraze(TM) New Drug Application and Investigational New Drug.

     The Company has firm commitments under the above arrangements to provide funding of approximately $56.7 million in exchange for various commercial rights. As of December 31, 2001, the Company has funded approximately $36.7 million of these commitments. Further, the Company has future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving the United States Food and Drug Administration ("FDA") approval, obtaining funding from additional third parties, agreement of marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these commitments are not included in the commitment amounts.

     Below is a summary of the remaining commitments with pre-determined payment schedules under such arrangements (in thousands):

                                                              COMMITMENTS
                                                              -----------
2002........................................................    $13,540
2003........................................................      6,460
                                                                -------
                                                                $20,000
                                                                =======

4.  INVESTMENTS -- DEBT SECURITIES

     The following is a summary as of December 31, 2001 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   -------
HELD-TO-MATURITY SECURITIES:
State Securities --
  maturing in one year or less..............   $   591       $--         $  --      $   591
  maturing in over five years...............     6,016        --            --        6,016
                                               -------       ---         -----      -------
                                               $ 6,607       $--         $  --      $ 6,607
                                               =======       ===         =====      =======
AVAILABLE-FOR-SALE SECURITIES:
Money Funds.................................   $27,186       $--         $(288)     $26,898
Other.......................................     3,494        --            --        3,494
                                               -------       ---         -----      -------
                                               $30,680       $--         $(288)     $30,392
                                               =======       ===         =====      =======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The following is a summary as of December 31, 2000 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
HELD-TO-MATURITY SECURITIES:
State Securities --
  maturing in one year or less.............  $    562      $  --       $    --     $    562
  maturing in over five years..............     6,483         --            --        6,483
                                             --------      -----       -------     --------
                                             $  7,045      $  --       $    --     $  7,045
                                             ========      =====       =======     ========
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Securities:
  maturing in one year or less.............  $  2,500      $  --       $   (10)    $  2,490
  maturing between one and three years.....    43,566         --          (413)      43,153
  maturing between three and five years....    24,998         --          (222)      24,776
State and Municipal Securities --
  maturing in one year or less.............     1,521          3            --        1,524
Money Funds................................    27,186         --          (682)      26,504
Other......................................     2,320         --            --        2,320
                                             --------      -----       -------     --------
                                             $102,091      $   3       $(1,327)    $100,767
                                             ========      =====       =======     ========

     Gross realized losses on sales of available-for-sale debt securities were $1,000 in 1999. The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale debt securities included as a separate component of shareholders' equity was $668,000, ($18.4) million and $18.2 million in 2001, 2000 and 1999, respectively.

5.  INVESTMENTS -- MARKETABLE EQUITY SECURITIES

     The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including "lock-up" agreements. The Company's portfolio in such transactions as of December 31, 2001 is as follows (in thousands except share data):

                                                       ESTIMATED
                               TRADING   NUMBER OF     BENEFICIAL                  FAIR MARKET
COMPANY                        SYMBOL     SHARES     OWNERSHIP %(1)   COST BASIS      VALUE
-------                        -------   ---------   --------------   ----------   -----------
COMMON STOCK:
CV Therapeutics, Inc. .......   CVTX       681,705        2.6%         $ 3,320       $35,463
The Medicines Company........   MDCO     1,896,245        6.3%           8,462        21,977
Triangle Pharmaceuticals
  Inc. ......................   VIRS     3,775,000        4.9%          15,029        15,138
Other........................     --            --                       4,740         5,414
                                                                       -------       -------
Total Marketable Equity
  Securities.................                                          $31,551       $77,992
                                                                       =======       =======

---------------

(1) The estimated beneficial ownership percentage calculation is based upon the investee's filings with the United States Securities and Exchange Commission. The beneficial ownership percentage is subject to

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES change due to the Company's transactions in these investments and changes in the investee's capitalization.

     The Company's portfolio in such transactions as of December 31, 2000 is as follows (in thousands except share data):

                                            TRADING   NUMBER OF                 FAIR MARKET
COMPANY                                     SYMBOL      SHARES     COST BASIS      VALUE
-------                                     -------   ----------   ----------   -----------
COMMON STOCK:
WebMD Corporation.........................   HLTH     35,000,000    $447,353     $277,813
CV Therapeutics, Inc. ....................   CVTX        993,705       4,834       70,305
The Medicines Company.....................   MDCO      1,696,245       6,262       34,773
Other.....................................     --             --       5,169        1,149
                                                                    --------     --------
Total Marketable Equity Securities........                          $463,618     $384,040
                                                                    ========     ========

     The Company may from time to time acquire equity instruments of companies in which a current market value is not readily available. As such, these investments are included in the Investments -- Non-marketable Equity Securities and Loans.

     In 2000, the Company sold its electronic data interchange unit, ENVOY Corporation, to WebMD Corporation ("WebMD"). As part of the consideration received in the sale, the Company received 35 million shares of WebMD common stock. In 2001, WebMD paid the Company $185 million in cash for all of the 35 million shares of WebMD common stock and in settlement of the disputes.

     The Company recognized $22.9 million, $3.3 million and $2.1 million of gains from the sale of marketable equity securities during 2001, 2000 and 1999, respectively. The Company recorded cumulative gross unrealized gains of $46.4 million as of December 31, 2001 and $79.6 million of gross unrealized losses as of December 31, 2000 from investments in marketable equity securities. The net after-tax adjustment to unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders' equity was $81.3 million, ($51.2) million and ($447,000) in 2001, 2000 and 1999, respectively. In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other than temporary, the Company also recognized losses due to the impairment of marketable equity securities of $338.8 million and $5.5 million in 2001 and 2000, respectively. Included in the 2001 amount is $334.0 million relating to the Company's investment in WebMD common stock.

6.  INVESTMENTS -- NON-MARKETABLE EQUITY SECURITIES AND LOANS

     The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through six venture capital funds in which the company is an investor. The Company's portfolio in such transactions as of December 31, 2001 is as follows (in thousands):

                                                                         REMAINING FUNDING
COMPANY                                                     COST BASIS      COMMITMENT
-------                                                     ----------   -----------------
Venture capital funds.....................................   $19,702          $23,159
Equity investments (seven companies)......................    10,547               --
Convertible loans (five companies)........................     7,341            2,721
Loans (two companies).....................................        --           20,000
                                                             -------          -------
Total non-marketable equity securities and loans..........   $37,590          $45,880
                                                             =======          =======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Included in the venture capital funds is $5.9 million of investments in funds which are managed by A.M. Pappas & Associates, LLC whose chief executive officer is a member of the Company's Board of Directors. The Company also has remaining commitments to these funds totaling $10.6 million as of December 31, 2001.

     Below is a table representing management's best estimate as of December 31, 2001 of the amount and timing of the above commitments (in thousands):

                                                               TOTAL
                                                              -------
2002........................................................  $22,966
2003........................................................   17,914
2004........................................................    5,000
                                                              -------
                                                              $45,880
                                                              =======

     The Company also has future loan commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these commitments are not included in the commitment amounts described above.

     The Company's portfolio in such transactions as of December 31, 2000 is as follows (in thousands):

COMPANY                                                       COST BASIS
-------                                                       ----------
Venture capital funds.......................................   $ 5,593
Equity investments (five companies).........................     6,108
Convertible loans (one company).............................       897
Loans (three companies).....................................     5,821
                                                               -------
          Total non-marketable equity securities and
           loans............................................   $18,419
                                                               =======

     In accordance with its policy to review each specific investment for potential impairment of fair value, the Company recognized $9.2 million of losses due to such impairments in 2001 relating to non-marketable equity securities and loans mainly due to declining financial condition of investees.

     The Company has determined that it is not practicable at each reporting date to estimate the fair value of its investments in non-marketable equity securities and loans.

7.  DERIVATIVES

     As of December 31, 2001, the Company had the following derivative positions in securities of other issuers: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) put options to sell shares of marketable equity securities.

     As of December 31, 2001, the Company had extended five convertible loans with a carrying value of approximately $7.3 million. Loans that are convertible into common stock have an embedded option contract because the value of the equity interest is based on the market price of another entity's common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the common stock delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of its common stock.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     As of December 31, 2001, the Company had several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company's freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, strike price, time to expiration of the option, estimated price volatility of the underlying asset over the life of the option and restrictions on the transferability or ability to exercise the option. As of January 1, 2001, the Company's derivative instruments included two warrants to purchase up to 282,385 shares of common stock of The Medicines Company (NASDAQ:
MDCO). The Company estimated the fair value of these derivative instruments to be insignificant at January 1, 2001 and December 31, 2001 because the Company concluded that the implicit restrictions on exercisability and transferability impaired the value of the warrants. The most significant of these restrictions were eliminated in January 2002.

     The Company has exchange-traded put option contracts with a fair value as of December 31, 2001 of approximately $1.3 million. These contracts expire in January 2002 and April 2002. During 2001, the Company recorded a $1.9 million loss in earnings related to changes in the fair value of put and call option contracts.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Compensation and payroll taxes..............................  $ 63,458   $ 58,153
Acquisition related accruals................................       388     60,261
Restructuring...............................................    30,737     14,655
Other.......................................................    74,590     57,142
                                                              --------   --------
                                                              $169,173   $190,211
                                                              ========   ========

9.  CREDIT ARRANGEMENTS

     The following is a summary of the credit facilities available to the Company at December 31, 2001:

FACILITY                                                 INTEREST RATES
--------                                                 --------------
L10.0 million (approximately $14.5          Base (4.0% at December 31, 2001) plus
  million) unsecured line of credit         0.75%
L1.5 million (approximately $2.2 million)   1% per annum fee for each guarantee
  general banking facility with the same    issued
  U.K. bank used for the issuance of
  guarantees

The Company did not have any outstanding balances on these facilities at December 31, 2001 and 2000.

     The Company had a $150.0 million senior unsecured credit facility with a U.S. bank which expired in August 2001 in accordance with its terms.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Long-term debt and obligations consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Missouri tax incentive bonds due October 2009...............  $ 4,755   $ 5,192
  (6.7% annual interest rate)
Other notes payable.........................................    8,549     6,811
Long-term debt paid in 2001.................................       --     5,853
                                                              -------   -------
                                                               13,304    17,856
  Less: current portion.....................................    2,969     7,387
                                                              -------   -------
                                                              $10,335   $10,469
                                                              =======   =======

Other notes payable include various notes payables, primarily in foreign currencies, with interest rates ranging between 1.875% and 6%.

     Maturities of long-term debt and obligations at December 31, 2001 are as follows (in thousands):

2002........................................................  $ 2,969
2003........................................................    2,292
2004........................................................    2,033
2005........................................................    1,835
2006........................................................    1,606
Thereafter..................................................    2,569
                                                              -------
                                                              $13,304
                                                              =======

     The fair value of the Company's long-term debt approximates its carrying value.

10.  LEASES

     The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2074 with options to cancel certain leases at five-year increments. Some leases contain renewal options. Annual rental expenses under these agreements were approximately $76.3 million, $73.9 million and $46.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with depreciation and amortization expenses and accumulated depreciation in the accompanying financial statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2002........................................................  $13,881   $ 56,574
2003........................................................   11,150     40,003
2004........................................................      368     29,011
2005........................................................      218     20,592
2006........................................................      177     20,967
Thereafter..................................................      115     75,152
                                                              -------   --------
Total minimum lease payments................................   25,909   $242,299
                                                                        ========
Amounts representing interest...............................    1,347
                                                              -------
Present value of net minimum payments.......................   24,562
Current portion.............................................   13,147
                                                              -------
Long-term capital lease obligations.........................  $11,415
                                                              =======

11.  COMMITMENTS AND CONTINGENCIES

     Beginning on September 30, 1999, several purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina against the Company and two of its executive officers and directors on behalf of all persons who purchased or otherwise acquired shares of the Company's Common Stock between July 16, 1999, and September 15, 1999. These actions were subsequently consolidated and plaintiffs filed an amended complaint purporting to represent a class of purchasers of the Company's stock or call options, and sellers of put options, during the period between April 21, 1999, and September 15, 1999. The amended complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs sought unspecified damages, plus costs and expenses, including attorneys' fees and experts' fees. The Company believed the claims were without merit and intended to defend the suit vigorously. Accordingly, the Company and the named executive officers and directors filed a motion to dismiss the amended complaint. Immediately prior to the hearing scheduled on February 6, 2001, on the motion to dismiss, the parties agreed to settle the lawsuit. On October 5, 2001, the district court judge approved the settlement, ending the dispute.

     On October 12, 2001, the Company entered into a settlement agreement with WebMD which settled the litigation pending in the United States District Court for the Eastern District of North Carolina between the Company and WebMD and resolved the dispute. The United States District Court for the Eastern District of North Carolina approved the conditional voluntary dismissal on October 17, 2001. Additionally, as part of the settlement, the United States Court of Appeals for the Fourth Circuit dismissed WebMD's appeal of the preliminary injunction previously issued by the district court in the Company's favor on October 18, 2001.

     On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of the Company, on behalf of 185 Alzheimer's patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES expenses, including attorneys' fees and experts' fees. The Company believes the claims to be without merit and intends to defend the suit vigorously.

     On January 22, 2002, Federal Insurance Company ("Federal") and Chubb Custom Insurance Company ("Chubb") filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company's subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company's primary commercial general liability carrier, and Federal, the Company's excess liability carrier, seek to rescind the policies issued to the Company for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by the Company on the policy application, which the Company denies; contending that the information was material to their determination to accept the risk of coverage. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in the litigation described in the prior paragraph, and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company believes these allegations are without merit and intends to vigorously defend this case.

     The Company is also a party in certain other pending litigation arising in the normal course of business. In the opinion of management, based on consultation with its legal counsel, the outcome of such litigation currently pending will not have a material affect on the Company's consolidated financial statements.

     The Company has entered into a seven-year service agreement with a third party vendor to provide fully integrated information technology infrastructure services in the United States and Europe to the Company. The Company can terminate this agreement with six months notice and a penalty, which is based upon a sliding scale. The Company's annual commitment under this service agreement is approximately $20.0 million.

12.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 25 million shares of preferred stock, $.01 per share par value. At December 31, 2001, 200 million common shares of $.01 par value were authorized.

     In March 2001, the Board of Directors authorized the Company to repurchase up to $100 million of the Company's Common Stock from time to time until March 2002. During 2001, the Company entered into agreements to repurchase 1,702,500 shares of its Common Stock for an aggregate price of approximately $27.5 million.

     In February 2000, the Board of Directors authorized the Company to repurchase up to $200 million of the Company's Common Stock from time to time until February 2001. The authorization expired in February 2001. During 2000, the Company repurchased 1,365,500 shares of its Common Stock for an aggregate price of approximately $21.9 million.

     To enhance its stock repurchase program, the Company sold put options during 2000 to an independent third party. These put options entitled the holder to sell a total of 500,000 shares of the Company's Common Stock to the Company on January 2, 2001 at $13.7125 per share. The put options expired unexercised in accordance with its terms on January 2, 2001. The transaction has been recorded as a component of shareholders' equity.

     In November 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock. Each Right, if activated, entitles the holder to purchase one one-thousandth of a share of the Company's Series A Preferred Stock at a purchase price of $150, subject to adjustment in certain circumstances. Each one one-thousandth of a preferred share will have the same voting and dividend rights as a share of the Company's Common Stock. The Rights become exercisable 10 business days after (1) any person or group announces it has acquired or

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES obtained the right to acquire 15% or more of the outstanding shares of the Company's Common Stock or (2) commencement of a tender offer or exchange offer for more than 15% of the Company's Common Stock, subject to limited exceptions. In the event that any party should acquire more than 15% of the Company's Common Stock without the Board's approval, the rights entitle all other shareholders to purchase shares of the Company's Common Stock at a substantial discount. In addition, if the Company engages in certain types of mergers or business combinations after a group or person acquires 15% or more of the Company's Common Stock, the Rights entitle all other shareholders to purchase common stock of the acquirer at a substantial discount. The Rights expire on November 15, 2009, unless redeemed earlier at the discretion of the Company at the redemption price of $0.0001 per right.

13.  LOSS ON DISPOSAL

     In June 2000, the Company completed the sale of its general toxicology operations in Ledbury, Herefordshire, United Kingdom. This facility contributed less than one percent of consolidated net revenue and was included in the product development segment. In connection with the sale, the Company recognized a $17.3 million loss on disposal.

14.  DISCONTINUED OPERATION

     On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY, to Healtheon/WebMD Corp., which subsequently changed its name to WebMD. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company's Common Stock at $40 per share, exercisable for four years. The Company recorded an extraordinary gain on the sale of $436.3 million, net of taxes of $184.7 million.

     During 2001, the Company completed a tax basis study for ENVOY. As a result of this study, the Company's tax basis in ENVOY was determined which resulted in an approximate $142.0 million reduction in income taxes provided on the sale of ENVOY.

     The Company retained exclusive rights to de-identified ENVOY transaction data and certain other de-identified data available from WebMD, subject to limited exceptions. The Company agreed to share with WebMD a royalty derived from sales of products using the licensed data. The Company formed a strategic alliance with WebMD to develop a web-based suite of integrated products and services for the pharmaceutical industry and may provide funding for development of the products. As a result of the settlement of litigation between the Company and WebMD, the Company will continue to receive data from WebMD only through February 28, 2002. In addition, as part of the settlement, the existing contracts with WebMD have been terminated, which among other things, absolves the Company from any obligation to fund WebMD to develop a web-based suite of integrated products and services. Also, the outstanding warrant to purchase up to 10 million shares of the Company's Common Stock, at $40 per share, held by WebMD, was cancelled. The Company recorded an $83.2 million gain from the settlement of litigation during 2001.

     On March 30, 1999, the Company acquired ENVOY in exchange for 28,465,160 shares of the Company's Common Stock. Outstanding ENVOY options became options to acquire 3,914,583 shares of the Company's Common Stock ("Exchanged Options"). On May 26, 2000, employees of ENVOY held 3,312,200 options to acquire Company Common Stock as a result of the Exchanged Options and ENVOY employees' participation in Company stock option plans. In connection with the sale, all of the options outstanding immediately vested and became exercisable over a three-year term. Subsequently, 2,516,062 of the outstanding options were cancelled and issued with new terms to certain ENVOY employees ("ENVOY Options"). This transaction resulted in a charge of $50.0 million, based on the fair value of the options at the date of grant, which reduced the extraordinary gain from sale of discontinued operation. The ENVOY Options

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES have an exercise price of $6.84, vested immediately, have a term of three years and are automatically exercised if the market price of the Company's Common Stock reaches $23.34. As of December 31, 2001, all of the stock options have been exercised.

     The results of ENVOY through the date of closing have been reported separately as a discontinued operation in the Consolidated Statement of Operations. The results of the discontinued operation do not reflect any interest expense, management fee or transaction costs allocated by the Company.

     The following is a summary of income from operations for ENVOY through the date of closing (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
Net revenue.................................................   $99,041      $219,908
                                                               =======      ========
Income before income taxes..................................   $27,121      $ 61,438
Income taxes................................................    10,351        25,315
                                                               -------      --------
Net income..................................................   $16,770      $ 36,123
                                                               =======      ========

15.  BUSINESS COMBINATIONS

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

     On January 1, 1999, the Company acquired substantial assets of Aventis S.A.'s Kansas City-based Drug Innovation and Approval facility for approximately $93 million in cash of which $58 million and $35 million was paid in 2001 and 1999, respectively. As a part of this transaction, the Company was awarded a $436 million contract for continued support and completion of ongoing Aventis S.A. development projects over a five-year period. The Company has recognized approximately $333 million since inception on this portion of the contract including adjustments for inflation. In addition, Aventis S.A. offered the Company the opportunity to provide all U.S. clinical research services up to an additional $144 million over the same period of which approximately $91 million, including adjustments for inflation, is remaining at December 31, 2001. The Company has provided services in excess of the annual opportunity specified in the contract resulting in revenue of approximately $57 million since contract inception.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The following transactions were accounted for by the pooling of interests method and the financial statements of the Company have been restated to reflect the results of operations of these acquisitions.

                                                                NUMBER OF SHARES OF THE
DATE            ACQUIRED COMPANY                             COMPANY'S COMMON STOCK ISSUED
----            ----------------                             -----------------------------
June 3, 1999    SMG Marketing Group, Inc. .................            1,170,291
May 19, 1999    Minerva Medical plc........................            1,143,625
March 31, 1999  Medlab Pty Ltd. and the assets of the
                Niehaus & Botha partnership................              271,146

16.  RESTRUCTURING

     During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge ("2001 A Plan") relating primarily to severance costs from the reorganization of the Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

     During the third quarter of 2001, the company recognized a $50.9 million restructuring charge ("2001 B Plan"). In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consists of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide will be eliminated and as of December 31, 2001, 485 individuals have been terminated. Positions will be eliminated in each of the segments.

     As of December 31, 2001, the following amounts were recorded (in thousands):

                             2001 A    2001 B               2001 A    2001 B PLAN    BALANCE AT
                              PLAN      PLAN      TOTAL      PLAN     WRITE-OFFS/   DECEMBER 31,
                             ACCRUAL   ACCRUAL   ACCRUAL   PAYMENTS    PAYMENTS         2001
                             -------   -------   -------   --------   -----------   ------------
Severance and related
  costs....................  $1,970    $31,134   $33,104   $(1,970)    $(11,811)      $19,323
Asset impairment
  write-offs...............      --      8,237     8,237        --       (8,237)           --
Exit costs.................     176     11,567    11,743      (176)      (2,761)        8,806
                             ------    -------   -------   -------     --------       -------
                             $2,146    $50,938   $53,084   $(2,146)    $(22,809)      $28,129
                             ======    =======   =======   =======     ========       =======

     In January 2000, the Company announced the adoption of a restructuring plan ("January 2000 Plan"). In connection with this plan, the company recognized a restructuring charge of $58.6 million. The restructuring charge consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As part of this plan, approximately 770 positions worldwide were eliminated as of December 31, 2001. Although positions eliminated were across all functions, most of the eliminated positions were in the product development group.

     In the fourth quarter of 2000, the Company revised its estimates of the January 2000 Plan. This revision resulted in a reduction of the January 2000 Plan of $6.9 million. This reduction included $6.3 million in severance payments and $632,000 in exit costs. The severance reduction resulted primarily from a higher than expected number of voluntary terminations, reduced outplacement costs and related fringes.

     Also during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan ("2000 Follow-On Plan") resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of December 31, 2001, 145 individuals have been terminated.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     As of December 31, 2001, the following amounts were recorded (in thousands):

                                          ACTIVITY TWELVE MONTHS ENDED DECEMBER 31, 2001
                       ------------------------------------------------------------------------------------
                        BALANCE AT    REVISIONS TO                JANUARY          2000         BALANCE AT
                       DECEMBER 31,     JANUARY      REVISED       2000          FOLLOW-ON     DECEMBER 31,
                           2000        2000 PLAN     ACCRUAL   PLAN PAYMENTS   PLAN PAYMENTS       2001
                       ------------   ------------   -------   -------------   -------------   ------------
Severance and related
  costs..............    $ 8,867         $   --      $ 8,867      $(3,530)        $(4,443)        $  894
Exit costs...........      5,788          1,085        6,873       (4,351)           (808)         1,714
                         -------         ------      -------      -------         -------         ------
         Totals......    $14,655         $1,085      $15,740      $(7,881)        $(5,251)        $2,608
                         =======         ======      =======      =======         =======         ======

     As of December 31, 2000, the following amounts were recorded (in thousands):

                                                ACTIVITY TWELVE MONTHS ENDED DECEMBER 31, 2000
                            ---------------------------------------------------------------------------------------
                            ORIGINAL                                        ORIGINAL PLAN               BALANCE AT
                              PLAN     REVISIONS TO               REVISED    WRITE-OFFS/    NEW PLAN   DECEMBER 31,
                            ACCRUAL    ORIGINAL PLAN   NEW PLAN   ACCRUAL     PAYMENTS      PAYMENTS       2000
                            --------   -------------   --------   -------   -------------   --------   ------------
Severance and related
  costs...................  $33,228       $(6,321)      $5,833    $32,740     $(23,136)      $(737)      $ 8,867
Asset impairment
  write-offs..............   11,315            --           --     11,315      (11,315)         --            --
Exit costs................   14,049          (632)       1,309     14,726       (8,938)         --         5,788
                            -------       -------       ------    -------     --------       -----       -------
         Totals...........  $58,592       $(6,953)      $7,142    $58,781     $(43,389)      $(737)      $14,655
                            =======       =======       ======    =======     ========       =====       =======

17.  INCOME TAXES

     The components of income tax (benefit) expense attributable to continuing operations are as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001        2000      1999
                                                       ---------   --------   -------
Current:
  Federal............................................  $  13,130   $(46,052)  $21,351
  State..............................................      1,196      2,248     3,764
  Foreign............................................     17,617     15,752    10,099
                                                       ---------   --------   -------
                                                          31,943    (28,052)   35,214
                                                       ---------   --------   -------
Deferred (benefit) expense:
  Federal............................................   (109,228)    24,213    11,320
  Foreign............................................     (9,338)   (12,992)   (3,792)
                                                       ---------   --------   -------
                                                        (118,566)    11,221     7,528
                                                       ---------   --------   -------
                                                       $ (86,623)  $(16,831)  $42,742
                                                       =========   ========   =======

Income tax (benefit) expense attributable to continuing operations excludes income tax expense from the Company's discontinued operation.

     The Company has allocated directly to additional paid-in capital approximately $15.9 million in 2001, $6.8 million in 2000 and $3.7 million in 1999 related to the tax benefit from non-qualified stock options exercised.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The differences between the Company's consolidated income tax (benefit) expense attributable to continuing operations and the (benefit) expense computed at the 35% U.S. statutory income tax rate were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Federal income taxes at statutory rate................  $(91,874)  $(17,852)  $40,569
State and local income taxes, net of federal
  (detriment) benefit.................................    (1,407)    (1,787)    2,446
Non-deductible expenses and transaction costs.........     6,337         --     9,966
Foreign earnings taxed at different rates.............    (3,208)    (8,833)   (4,240)
Losses not utilized (utilized)........................       911     12,725      (461)
Other.................................................     2,618     (1,084)   (5,538)
                                                        --------   --------   -------
                                                        $(86,623)  $(16,831)  $42,742
                                                        ========   ========   =======

     Income (loss) before income taxes from foreign operations was approximately $14.9 million, ($40.3) million and $27.8 million for the years 2001, 2000 and 1999, respectively. Income (loss) from foreign operations was approximately $41.2 million, ($11.6) million and $59.5 million for the years 2001, 2000 and 1999, respectively. The difference between income from operations and income
(loss) before income taxes is due primarily to intercompany charges which eliminate in consolidation. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $149.6 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
Deferred income tax liabilities:
  Depreciation and amortization.............................  $(31,176)  $ (34,990)
  Prepaid expenses..........................................    (6,330)     (6,958)
  Unrealized gain on equity investments.....................   (12,082)         --
  Revenue and Envoy disposition gain........................    (7,388)    (50,446)
  Other.....................................................   (15,054)    (15,487)
                                                              --------   ---------
Total deferred income tax liabilities.......................   (72,030)   (107,881)
Deferred income tax assets:
  Unrealized loss on debt and equity investments............        --      30,159
  Net operating and capital loss carryforwards..............   173,034      59,923
  Accrued expenses and unearned income......................    21,644      19,262
  Goodwill, net of amortization.............................    72,719      80,009
  Other.....................................................     8,067       7,459
                                                              --------   ---------
                                                               275,464     196,812
Valuation allowance for deferred income tax assets..........   (65,025)    (64,114)
                                                              --------   ---------
Total deferred income tax assets............................   210,439     132,698
                                                              --------   ---------
Net deferred income tax assets..............................  $138,409   $  24,817
                                                              ========   =========

     The increase in the Company's valuation allowance for deferred income tax assets to $65.0 million at December 31, 2001 from $64.1 million at December 31, 2000 is primarily due to the uncertainty related to the deferred income tax asset for certain foreign net operating losses generated in 2001 that may not be utilized in the future.

     The Company's deferred income tax (benefit) expense attributable to continuing operations results from the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001        2000      1999
                                                       ---------   --------   -------
(Deficiency) excess of income tax over financial
  reporting:
  Depreciation and amortization......................  $   3,731   $ 16,905   $ 8,322
  Net operating and capital loss carryforwards.......   (113,129)   (29,880)      795
  Valuation allowance increase (decrease)............        911      7,890    (2,120)
  Accrued expenses and unearned income...............     (1,888)    (4,379)   (2,397)
  Prepaid expenses...................................       (628)       919        --
  Deferred revenue...................................     (4,037)    12,050        --
  Other items, net...................................     (3,526)     7,716     2,928
                                                       ---------   --------   -------
                                                       $(118,566)  $ 11,221   $ 7,528
                                                       =========   ========   =======

     The U.K. subsidiaries qualify for Scientific Research Allowances (SRAs) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For 2001, 2000 and 1999, these

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES allowances were $7.8 million, $15.1 million and $9.7 million, respectively, which helped to generate net operating loss carryforwards of $15.3 million to be used to offset taxable income in that country. Assuming the U.K. subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred income tax liability relating to the U.K. subsidiaries may be deferred indefinitely. The Company recognizes a deferred income tax benefit for foreign generated operating losses at the time of the loss when the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss and capital loss carryforwards of approximately $161.9 million in various entities within the United Kingdom which have no expiration date and has over $32.7 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $211.4 million of U.S. state operating loss carryforwards which expire through 2021 and has approximately $1.5 million of U.S. federal operating loss carryforwards which begin to expire in 2005. The company also has a U.S. capital loss carryforward of approximately $262 million which expires in 2007. The Company evaluates its deferred income tax assets for realization based upon the more likely than not criteria prescribed in SFAS No. 109, "Accounting for Income Taxes." Based upon current estimates, management believes it is more likely than not that the Company's deferred income tax assets, after the effect of the recorded valuation allowance, will be realizable. The ultimate realization of deferred income tax assets is dependent upon the Company generating future taxable income and capital gains in sufficient amounts within the applicable carryforward period. Actual results could differ materially from management's estimates.

18.  WEIGHTED AVERAGE SHARES OUTSTANDING

     The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net (loss) income per share (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Weighted average shares:
  Basic weighted average shares.........................  118,223   115,968   113,525
  Effect of dilutive securities:
     Stock options......................................       --        --     2,162
                                                          -------   -------   -------
  Diluted weighted average shares.......................  118,223   115,968   115,687
                                                          =======   =======   =======

     The effect of options outstanding during 2001 were not included in the computation of diluted net (loss) income per share because the effect on loss from continuing operations would have been antidilutive.

     Warrants to purchase 10 million shares of common stock were outstanding from May 2000 until October 2001, but were not included in the computation of diluted net (loss) income per share because the effect on loss from continuing operations would have been antidilutive.

19.  EMPLOYEE BENEFIT PLANS

     The Company has numerous employee benefit plans, which cover substantially all eligible employees in the countries where the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include Approved Profit Sharing Schemes in the U.K. and Ireland that are funded with Company stock; a defined contribution plan funded by Company stock in Australia, Belgium, Canada and Singapore; defined contribution plans in Austria, Belgium, Holland, Israel, Netherlands, Poland and Great Britain; profit sharing schemes in Australia and France; and defined benefit plans in Germany, Japan and the U.K. The defined benefit plan in Germany is an unfunded plan, which is provided for in the balance sheet. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

     The ESOP expense recognized is equal to the cost of the shares allocated to plan participants and the interest expense on the leveraged loans for the year. ESOP expense totaled $6.2 million and $1.3 million in 2000 and 1999, respectively. No shares were allocated to the Plan in 2001; therefore, there is no expense. As of December 31, 2001, 2000 and 1999, 1,511,476, 1,667,449 and
1,510,654 shares, respectively, were allocated to participants. There are no unallocated shares held in suspense as of December 31, 2001. All ESOP shares are considered outstanding for income per share calculations.

     Under the 401(k), the Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the years ended December 31, 2001, 2000 and 1999, the Company expensed $9.5 million, $5.1 million and $4.3 million, respectively, as matching contributions.

     Participating employees in the Company's employee stock purchase plan (the "Purchase Plan") have the option to purchase shares at 85% of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. During 2001, 2000 and 1999, 382,968, 663,531 and 414,971 shares, respectively, were purchased under the Purchase Plan. At December 31, 2001, 1,309,163 shares were available for issuance under the Purchase Plan.

     The Company has stock option plans to provide incentives to eligible employees, officers and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options, particularly those assumed or exchanged as a result of acquisitions, have various vesting schedules and expiration periods. The majority of options granted under the Executive Compensation Plan typically vest 25% per year over four years expiring 10 years from the date of grant.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Stock option activity during the periods indicated is as follows:

                                                           NUMBER OF    WEIGHTED-AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1998.........................  10,219,941        $27.99
  Granted................................................   9,064,319         27.56
  Exercised..............................................    (530,872)        20.21
  Canceled...............................................    (868,908)        36.69
                                                           ----------
Outstanding at December 31, 1999.........................  17,884,480         27.59
  Granted................................................  15,340,516         14.78
  Exercised..............................................    (508,412)         9.24
  Canceled...............................................  (5,558,403)        21.98
                                                           ----------
Outstanding at December 31, 2000.........................  27,158,181         21.80
  Granted................................................   8,399,811         18.40
  Exercised..............................................  (2,514,514)        12.88
  Canceled...............................................  (3,158,609)        22.89
                                                           ----------
Outstanding at December 31, 2001.........................  29,884,869        $21.44
                                                           ==========

     Pro forma information regarding net income and net income per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $5.57, $4.93 and $9.05 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         EMPLOYEE STOCK OPTIONS     EMPLOYEE STOCK PURCHASE PLAN
                                         -----------------------    ----------------------------
                                         2001     2000     1999      2001       2000       1999
                                         -----    -----    -----    ------     ------     ------
Expected dividend yield................     0%       0%       0%        0%         0%         0%
Risk-free interest rate................   5.0%     5.1%     5.8%      3.9%       5.9%       4.7%
Expected volatility....................  40.0%    40.0%    40.0%     40.0%      40.0%      40.0%
Expected life (in years from
  vesting).............................  0.83     0.86     1.40      0.25       0.25       0.25

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

     The Company's pro forma information (which includes pro forma stock compensation expense before income taxes related to discontinued operation of approximately $1.5 million in 2000 and $5.0 million in 1999) follows (in thousands, except for net (loss) income per share information):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Pro forma net (loss) income...........................  $(59,399)  $381,204   $81,793
Pro forma basic net (loss) income per share...........     (0.50)      3.29      0.72
Pro forma diluted net (loss) income per share.........     (0.50)      3.29      0.71

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

     Selected information regarding stock options as of December 31, 2001 follows:

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -----------------------------
NUMBER OF                           WEIGHTED-AVERAGE   WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
 OPTIONS     EXERCISE PRICE RANGE    EXERCISE PRICE     REMAINING LIFE     OPTIONS      EXERCISE PRICE
---------    --------------------   ----------------   ----------------   ----------   ----------------
   694,350     $ 1.04 - $ 8.58           $ 6.51              1.54            683,780        $ 6.59
 8,694,836     $ 8.75 - $13.44            13.42              8.14          5,196,346         13.41
 6,008,542     $13.50 - $16.99            15.12              8.92          1,048,462         14.94
 7,811,795     $17.00 - $25.25            20.79              7.77          4,865,957         20.58
 6,675,346     $25.44 - $56.25            39.90              6.00          5,716,681         40.09
----------                                                                ----------
29,884,869                               $21.44              7.57         17,511,226        $23.94
==========                                                                ==========

20.  OPERATIONS BY GEOGRAPHIC LOCATION

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

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Net revenue:
  Americas:
     United States...............................  $  814,593   $  929,916   $  870,559
     Other.......................................      39,710       28,710       23,987
                                                   ----------   ----------   ----------
       Americas..................................     854,303      958,626      894,546
  Europe and Africa:
     United Kingdom..............................     330,087      348,267      378,099
     Other.......................................     271,730      233,231      260,096
                                                   ----------   ----------   ----------
       Europe and Africa.........................     601,817      581,498      638,195
  Asia-Pacific...................................     163,752      119,786       74,346
                                                   ----------   ----------   ----------
                                                   $1,619,872   $1,659,910   $1,607,087
                                                   ==========   ==========   ==========
Property and equipment, net:
  Americas:
     United States...............................  $  203,685   $  222,727   $  214,503
     Other.......................................       1,856        2,067        2,211
                                                   ----------   ----------   ----------
       Americas..................................     205,541      224,794      216,714
  Europe and Africa:
     United Kingdom..............................     125,702      133,025      156,067
     Other.......................................      13,640       16,911       20,473
                                                   ----------   ----------   ----------
       Europe and Africa.........................     139,342      149,936      176,540
  Asia-Pacific...................................      17,423       17,230        6,430
                                                   ----------   ----------   ----------
                                                   $  362,306   $  391,960   $  399,684
                                                   ==========   ==========   ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

21.  SEGMENTS

     The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group and the informatics group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. The informatics group is primarily responsible for providing market research solutions and strategic analyses to support healthcare decisions. The Company allocates corporate assets and assets of the shared service centers to each segment base upon management's estimates. The Company does not include net revenue and expenses relating to the Internet initiative, charges related to restructurings, write-off of goodwill and other assets, disposal of a business, other income (expense) and income tax expense (benefit) in segment profitability. Overhead costs are allocated based upon management's best estimate of efforts expended in managing the segments. There are not any significant intersegment revenues (in thousands):

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Net revenue:
  Product development............................  $  881,789   $  809,050   $  848,611
  Commercial services............................     679,931      790,199      706,092
  Informatics....................................      58,119       59,709       52,384
  Internet initiative............................          33          952           --
                                                   ----------   ----------   ----------
                                                   $1,619,872   $1,659,910   $1,607,087
                                                   ==========   ==========   ==========
Income (loss) from operations:
  Product development............................  $   37,218   $   (9,330)  $   74,388
  Commercial services............................      37,606       55,568       66,029
  Informatics....................................     (14,329)     (14,234)      (4,062)
  Internet initiative............................     (14,227)     (24,257)          --
                                                   ----------   ----------   ----------
                                                   $   46,268   $    7,747   $  136,355
                                                   ==========   ==========   ==========
Total assets:
  Product development............................  $1,280,830   $  972,047   $  864,785
  Commercial services............................     443,407      366,204      334,706
  Informatics....................................     213,730      344,725      285,093
  Internet initiative............................       9,773      278,602           --
  Net assets of discontinued operation...........          --           --      122,981
                                                   ----------   ----------   ----------
                                                   $1,947,740   $1,961,578   $1,607,565
                                                   ==========   ==========   ==========
Expenditures to acquire long-lived assets:
  Product development............................  $  113,516   $   78,111   $  129,873
  Commercial services............................       7,517       22,563       21,942
  Informatics....................................      12,950        7,196        6,313
  Internet initiative............................          --          912           --
                                                   ----------   ----------   ----------
                                                   $  133,983   $  108,782   $  158,128
                                                   ==========   ==========   ==========
Depreciation and amortization expense:
  Product development............................  $   61,385   $   54,118   $   47,798
  Commercial services............................      23,415       29,167       27,653
  Informatics....................................      11,303        9,242        6,841
  Internet initiative............................          --           40           --
                                                   ----------   ----------   ----------
                                                   $   96,103   $   92,567   $   82,292
                                                   ==========   ==========   ==========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

                                                               YEAR ENDED DECEMBER 31, 2001
                                             -----------------------------------------------------------------
                                             FIRST QUARTER    SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                                             --------------   --------------   --------------   --------------
Net revenue................................  $      404,470   $      404,300   $      407,103   $      403,999
Income (loss) from operations..............           6,094            7,751          (60,471)          94,803
Income (loss) from continuing operations...           7,791            9,674         (265,911)          72,573
Extraordinary gain from sale of
  discontinued operation, net of income
  taxes....................................              --               --          142,030               --
Net income (loss)..........................  $        7,791   $        9,674   $     (123,881)  $       72,573
                                             ==============   ==============   ==============   ==============
Basic net income (loss) per share:
  Income (loss) from continuing
    operations.............................  $         0.07   $         0.08   $        (2.22)  $         0.61
  Extraordinary gain from sale of
    discontinued operation.................              --               --             1.19               --
                                             --------------   --------------   --------------   --------------
  Basic net income (loss) per share........  $         0.07   $         0.08   $        (1.03)  $         0.61
                                             ==============   ==============   ==============   ==============
Diluted net income (loss) per share:
  Income (loss) from continuing
    operations.............................  $         0.06   $         0.08   $        (2.22)  $         0.60
  Extraordinary gain from sale of
    discontinued operation.................              --               --             1.19               --
                                             --------------   --------------   --------------   --------------
  Diluted net income (loss) per share......  $         0.06   $         0.08   $        (1.03)  $         0.60
                                             ==============   ==============   ==============   ==============
Range of stock prices......................  $14.688-22.875   $15.000-26.050   $12.450-25.500   $13.610-18.900

                                                               YEAR ENDED DECEMBER 31, 2000
                                             -----------------------------------------------------------------
                                             FIRST QUARTER    SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                                             --------------   --------------   --------------   --------------
Net revenue................................  $      414,845   $      423,107   $      412,344   $      409,614
(Loss) income from operations..............         (57,407)         (15,465)             791            3,911
(Loss) income from continuing operations...         (37,159)          (8,222)           4,565            6,642
Income from discontinued operation, net of
  income taxes.............................          10,594            6,176               --               --
Extraordinary gain from sale of
  discontinued operation, net of income
  taxes....................................              --          436,327               --               --
Net (loss) income..........................  $      (26,565)  $      434,281   $        4,565   $        6,642
                                             ==============   ==============   ==============   ==============
Basic net (loss) income per share:
  (Loss) income from continuing
    operations.............................  $        (0.32)  $        (0.07)  $         0.04   $         0.06
  Income from discontinued operation.......            0.09             0.05               --               --
  Extraordinary gain from sale of
    discontinued operation.................              --             3.78               --               --
                                             --------------   --------------   --------------   --------------
  Basic net (loss) income per share........  $        (0.23)  $         3.76   $         0.04   $         0.06
                                             ==============   ==============   ==============   ==============
Diluted net (loss) income per share:
  (Loss) income from continuing
    operations.............................  $        (0.32)  $        (0.07)  $         0.04   $         0.06
  Income from discontinued operation.......            0.09             0.05               --               --
  Extraordinary gain from sale of
    discontinued operation.................              --             3.78               --               --
                                             --------------   --------------   --------------   --------------
  Diluted net (loss) income per share......  $        (0.23)  $         3.76   $         0.04   $         0.06
                                             ==============   ==============   ==============   ==============
Range of stock prices......................  $15.313-35.000   $12.000-17.438   $12.563-20.250   $12.500-22.500

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

23.  SUBSEQUENT EVENTS

     On March 18, 2002, the Company and McKesson Corporation ("McKesson") announced the signing of a definitive agreement to form a private joint venture ("JV") designed to leverage the operational strengths of the healthcare information businesses of each company. Under the agreement, the Company and McKesson would be co-equal owners of the JV, with a portion of the equity in the JV to be allocated to providers of de-identified healthcare data. The primary contribution by the Company will be the assets of the Company's informatics group. Subject to the prior satisfaction or waiver of applicable conditions, completion of the JV is targeted for the second quarter of 2002.

     On March 22, 2002, the Company acquired certain assets of Bioglan Pharma Inc. ("Bioglan"), the U.S. subsidiary of U.K.-based Bioglan Pharma Plc, in a transaction valued at L18.5 million (approximately $26.7 million). As part of the agreement, the Company has also acquired Bioglan's rights to certain other dermatology products now on the market in the United States, including ADOXA(TM), a treatment for severe acne.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quintiles Transnational Corp.:

     We have audited the accompanying consolidated balance sheets of Quintiles Transnational Corp. (a North Carolina corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
January 23, 2002, except with respect to the matters discussed in Note 23, as to which the date is March 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the Company's directors is incorporated by reference from the Company's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2002. Information on the Company's executive officers is included in Part I under the caption Executive Officers of the Registrant on page 16 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

FINANCIAL STATEMENTS                                           FORM 10-K PAGE
--------------------                                           --------------
Consolidated Statements of Operations for the years ended                  41
  December 31, 2001, 2000 and 1999..........................
Consolidated Balance Sheets as of December 31, 2001 and                    42
  2000......................................................
Consolidated Statements of Cash Flows for the years ended                  43
  December 31, 2001, 2000 and 1999..........................
Consolidated Statements of Shareholders' Equity for the                    44
  years ended December 31, 2001, 2000 and 1999..............
Notes to Consolidated Financial Statements..................               45
Report of Independent Public Accountants....................               72

     (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT                                     DESCRIPTION
-------                                     -----------
 3.01(1)        --  Amended and Restated Articles of Incorporation, as amended
 3.02(2)        --  Amended and Restated Bylaws, as amended
 4.01           --  Amended and Restated Articles of Incorporation, as amended
                    (see Exhibit 3.01)

EXHIBIT                                     DESCRIPTION
-------                                     -----------
 4.02           --  Amended and Restated Bylaws, as amended (see Exhibit 3.02)
 4.03(3)        --  Specimen certificate for Common Stock, $0.01 par value per share
 4.04(4)        --  Amended and Restated Rights Agreement, dated as of November
                    5, 1999 and amended and restated as of May 4, 2000 between
                    Quintiles Transnational Corp. and First Union National Bank,
                    including form of Articles of Amendment of Amended and
                    Restated Articles of Incorporation, form of Rights
                    Certificate and the Summary of Rights to Purchase Preferred
                    Stock
10.01(6)(13)    --  Employment Agreement, dated March 13, 2001, by and between
                    Dr. Pamela J. Kirby and Quintiles Transnational Corp.
10.02(5)(6)     --  Employment Agreement, dated February 22, 1994, by and
                    between Dr. Dennis B. Gillings and Quintiles Transnational
                    Corp.
10.03(6)(7)     --  Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles
                    Transnational Corp.
10.04(6)        --  Second Amendment to Contract of Employment, dated April 1,
                    2001, by and between Dr. Dennis B. Gillings and Quintiles
                    Transnational Corp.
10.05(6)(7)     --  Amended and Restated Executive Employment Agreement, dated
                    November 30, 1999, by and between Santo J. Costa and
                    Quintiles Transnational Corp.
10.06(6)        --  Independent Consultant Agreement, dated November 20, 2001, by and between Santo J. Costa and Quintiles Transnational
                    Corp.
10.07(6)(7)     --  Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.08(6)(7)     --  Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational
                    Corp.
10.09(6)(7)     --  Amendment to Executive Employment Agreement, dated October
                    26, 1999, by and between John S. Russell and Quintiles
                    Transnational Corp.
10.10(6)        --  Quintiles Transnational Corp. Equity Compensation Plan, as
                    amended and restated on January 1, 2001
10.11(6)(7)     --  Quintiles Transnational Corp. Elective Deferred Compensation
                    Plan, as amended and restated
10.12(6)        --  Quintiles Transnational Corp. Nonqualified Stock Option
                    Plan, amended January 1, 2001
10.13(8)        --  Underlease, dated November 28, 1997, by and between PDFM
                    Limited and Quintiles (UK) Limited and guaranteed by the
                    Company
10.14(9)        --  Agreement for the Provision of Research Services and Lease
                    of Business Assets dated as of March 3, 1995, between Syntex
                    Pharmaceuticals Limited, Quintiles Scotland Limited,
                    Quintiles (UK) Limited, and Roche Products Limited
10.15(10)       --  Agreement for the Provision of Research Services and
                    Purchase of Business Assets, dated as of January 1, 1999,
                    between Hoescht Marion Roussel, Inc. and Quintiles, Inc.
10.16(11)       --  Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD
                    Corporation, Pine Merger Corp., Envoy Corp. and Qfinance,
                    Inc.
10.17(12)       --  Data Rights Agreement, dated as of May 26, 2000, by and between Healtheon/WebMD Corporation and Quintiles
                    Transnational Corp. Confidential treatment of portions of
                    this exhibit was granted by the Securities and Exchange
                    Commission on November 22, 2000.
10.18(14)       --  Settlement Agreement, dated October 12, 2001, between
                    Quintiles Transnational Corp. and WebMD Corporation
10.19           --  Master Services Agreement dated as of January 1, 2001
                    between Quintiles Transnational Corp. and A.M. Pappas &
                    Associates, LLC. [Note: Certain confidential portions of
                    this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and
                    Exchange Commission.]

EXHIBIT                                     DESCRIPTION
-------                                     -----------
21              --  Subsidiaries
23.01           --  Consent of Arthur Andersen LLP
24.01           --  Power of Attorney (included on the signature page hereto)
99.01           --  Letter to the Commission regarding representations made by
                    Arthur Andersen LLP.

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

(10) Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(11) Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(12) Exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.

(13) Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(14) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

     (b)  Reports on Form 8-K.

     We filed a Current Report on Form 8-K dated October 17, 2001, including as an exhibit a press release regarding our financial results for the period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 22nd day of March, 2002.

                                          QUINTILES TRANSNATIONAL CORP.

                                          By:    /s/ DENNIS B. GILLINGS
                                            ------------------------------------
                                                 Dennis B. Gillings, Ph.D.
                                             Chairman of the Board of Directors

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

                      SIGNATURE                                       TITLE                     DATE
                      ---------                                       -----                     ----

                 /s/ PAMELA J. KIRBY                         Chief Executive Officer       March 22, 2002
 ---------------------------------------------------
                Pamela J. Kirby, Ph.D.


                /s/ DENNIS B. GILLINGS                      Chairman of the Board of       March 22, 2002
 ---------------------------------------------------                Directors
              Dennis B. Gillings, Ph.D.


                 /s/ JAMES L. BIERMAN                     Executive Vice President and     March 22, 2002
 ---------------------------------------------------         Chief Financial Officer
                   James L. Bierman


                 /s/ ROBERT C. BISHOP                               Director               March 22, 2002
 ---------------------------------------------------
               Robert C. Bishop, Ph.D.


                 /s/ VAUGHN D. BRYSON                               Director               March 22, 2002
 ---------------------------------------------------
                   Vaughn D. Bryson


                  /s/ E. G. F. BROWN                                Director               March 22, 2002
 ---------------------------------------------------
                    E. G. F. Brown


               /s/ CHESTER W. DOUGLASS                              Director               March 22, 2002
 ---------------------------------------------------
           Chester W. Douglass, DMD, Ph.D.


                   /s/ JIM D. KEVER                                 Director               March 22, 2002
 ---------------------------------------------------
                     Jim D. Kever


                 /s/ ARTHUR M. PAPPAS                               Director               March 22, 2002
 ---------------------------------------------------
                   Arthur M. Pappas


                  /s/ ERIC J. TOPOL                                 Director               March 22, 2002
 ---------------------------------------------------
                 Eric J. Topol, M.D.


                /s/ VIRGINIA V. WELDON                              Director               March 22, 2002
 ---------------------------------------------------
               Virginia V. Weldon, M.D.

                                 EXHIBIT INDEX

EXHIBIT                                     DESCRIPTION
-------                                     -----------
 3.01(1)        --  Amended and Restated Articles of Incorporation, as amended
 3.02(2)        --  Amended and Restated Bylaws, as amended
 4.01           --  Amended and Restated Articles of Incorporation, as amended
                    (see Exhibit 3.01)
 4.02           --  Amended and Restated Bylaws, as amended (see Exhibit 3.02)
 4.03(3)        --  Specimen certificate for Common Stock, $0.01 par value per share
 4.04(4)        --  Amended and Restated Rights Agreement, dated as of November
                    5, 1999 and amended and restated as of May 4, 2000 between
                    Quintiles Transnational Corp. and First Union National Bank,
                    including form of Articles of Amendment of Amended and
                    Restated Articles of Incorporation, form of Rights
                    Certificate and the Summary of Rights to Purchase Preferred
                    Stock
10.01(6)(13)    --  Employment Agreement, dated March 13, 2001, by and between
                    Dr. Pamela J. Kirby and Quintiles Transnational Corp.
10.02(5)(6)     --  Employment Agreement, dated February 22, 1994, by and
                    between Dr. Dennis B. Gillings and Quintiles Transnational
                    Corp.
10.03(6)(7)     --  Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles
                    Transnational Corp.
10.04(6)        --  Second Amendment to Contract of Employment, dated April 1,
                    2001, by and between Dr. Dennis B. Gillings and Quintiles
                    Transnational Corp.
10.05(6)(7)     --  Amended and Restated Executive Employment Agreement, dated
                    November 30, 1999, by and between Santo J. Costa and
                    Quintiles Transnational Corp.
10.06(6)        --  Independent Consultant Agreement, dated November 20, 2001, by and between Santo J. Costa and Quintiles Transnational
                    Corp.
10.07(6)(7)     --  Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.08(6)(7)     --  Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational
                    Corp.
10.09(6)(7)     --  Amendment to Executive Employment Agreement, dated October
                    26, 1999, by and between John S. Russell and Quintiles
                    Transnational Corp.
10.10(6)        --  Quintiles Transnational Corp. Equity Compensation Plan, as
                    amended and restated on January 1, 2001
10.11(6)(7)     --  Quintiles Transnational Corp. Elective Deferred Compensation
                    Plan, as amended and restated
10.12(6)        --  Quintiles Transnational Corp. Nonqualified Stock Option
                    Plan, amended January 1, 2001
10.13(8)        --  Underlease, dated November 28, 1997, by and between PDFM
                    Limited and Quintiles (UK) Limited and guaranteed by the
                    Company
10.14(9)        --  Agreement for the Provision of Research Services and Lease
                    of Business Assets dated as of March 3, 1995, between Syntex
                    Pharmaceuticals Limited, Quintiles Scotland Limited,
                    Quintiles (UK) Limited, and Roche Products Limited
10.15(10)       --  Agreement for the Provision of Research Services and
                    Purchase of Business Assets, dated as of January 1, 1999,
                    between Hoescht Marion Roussel, Inc. and Quintiles, Inc.
10.16(11)       --  Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD
                    Corporation, Pine Merger Corp., Envoy Corp. and Qfinance,
                    Inc.

EXHIBIT                                     DESCRIPTION
-------                                     -----------
10.17(12)       --  Data Rights Agreement, dated as of May 26, 2000, by and between Healtheon/WebMD Corporation and Quintiles
                    Transnational Corp. Confidential treatment of portions of
                    this exhibit was granted by the Securities and Exchange
                    Commission on November 22, 2000.
10.18(14)       --  Settlement Agreement, dated October 12, 2001, between
                    Quintiles Transnational Corp. and WebMD Corporation
10.19           --  Master Services Agreement dated as of January 1, 2001
                    between Quintiles Transnational Corp. and A.M. Pappas &
                    Associates, LLC. [Note: Certain confidential portions of
                    this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and
                    Exchange Commission.]
21              --  Subsidiaries
23.01           --  Consent of Arthur Andersen LLP
24.01           --  Power of Attorney (included on the signature page hereto)
99.01           --  Letter to the Commission regarding representations made by
                    Arthur Andersen LLP.

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

(10) Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(11) Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(12) Exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.

(13) Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(14) Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.