Form 10-Q
period 2002-03-31
QUINTILES TRANSNATIONAL CORP
filed 2002-05-10
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2002

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

The number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2002 was 118,703,665

                                      Index

                                                                           Page
                                                                           ----

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed consolidated balance sheets -
                  March 31, 2002 and December 31, 2001                       3

                  Condensed consolidated statements of
                  operations - Three months ended
                  March 31, 2002 and 2001                                    4

                  Condensed consolidated statements of
                  cash flows - Three months ended
                  March 31, 2002 and 2001                                    5

                  Notes to condensed consolidated financial
                  statements - March 31, 2002                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             16

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                         30

Part II. Other Information

         Item 1.  Legal Proceedings                                         31

         Item 2.  Changes in Securities and Use of Proceeds                 31

         Item 3.  Defaults upon Senior Securities - Not Applicable          31

         Item 4.  Submission of Matters to a Vote of Security
                  Holders  - Not Applicable                                 31

         Item 5.  Other Information - Not Applicable                        32

         Item 6.  Exhibits and Reports on Form 8-K                          32

Signatures                                                                  33

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31    DECEMBER 31
                                                          2002          2001
                                                       -----------  -----------
                                                       (unaudited)    (Note 1)
                                                           (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                           $   579,623  $   565,063
   Trade accounts receivable and unbilled
     services, net                                         400,718      426,954
   Investments in debt securities                           27,333       27,489
   Prepaid expenses                                         28,173       28,085
   Other current assets and receivables                     34,628       32,147
                                                       -----------  -----------
         Total current assets                            1,070,475    1,079,738

Property and equipment                                     467,630      469,919
Less accumulated depreciation                             (199,951)    (196,144)
                                                       -----------  -----------
                                                           267,679      273,775
Intangibles and other assets:
   Goodwill                                                169,724      163,651
   Other identifiable intangibles, net                     136,840      123,999
   Investments in debt securities                            9,821        9,510
   Investments in marketable equity securities              76,435       77,992
   Investments in non-marketable equity securities
     and loans                                              40,174       37,590
   Deferred income taxes                                   140,020      136,686
   Deposits and other assets                                50,170       44,799
                                                       -----------  -----------
                                                           623,184      594,227
                                                       -----------  -----------
         Total assets                                  $ 1,961,338  $ 1,947,740
                                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses               $   232,843  $   223,573
   Credit arrangements, current                             17,062       16,116
   Unearned income                                         203,416      205,783
   Income taxes                                             19,226       14,811
   Other current liabilities                                 1,342        1,903
                                                       -----------  -----------
         Total current liabilities                         473,889      462,186

Long-term liabilities:
   Credit arrangements, less current portion                21,625       21,750
   Other liabilities                                         5,585        8,716
                                                       -----------  -----------
                                                            27,210       30,466
                                                       -----------  -----------
         Total liabilities                                 501,099      492,652

Shareholders' equity:
   Preferred stock, none issued and outstanding
     at March 31, 2002 and December 31, 2001,
     respectively                                             --           --
   Common stock and additional paid-in capital,
     118,703,665 and 118,623,669 shares issued
     and outstanding at March 31, 2002 and
     December 31, 2001,  respectively                      894,251      897,075
   Retained earnings                                       606,338      589,142
   Accumulated other comprehensive loss                    (40,350)     (31,129)
                                                       -----------  -----------
         Total shareholders' equity                      1,460,239    1,455,088
                                                       -----------  -----------
         Total liabilities and shareholders' equity    $ 1,961,338  $ 1,947,740
                                                       ===========  ===========

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               THREE MONTHS ENDED MARCH 31
                                             -------------------------------
                                                2002                  2001
                                             ---------             ---------
                                                      (in thousands)
Revenues:
    Gross service revenues                   $ 474,320             $ 463,265
    Commercial rights and royalties             14,194                 2,647
    Investment                                   4,782                  (902)
                                             ---------             ---------
    Total gross revenues                       493,296               465,010
    Less: reimbursed service costs              95,153                61,442
                                             ---------             ---------
                                               398,143               403,568

Costs of revenues:
    Service                                    211,515               238,905
    Commercial rights and royalties             14,279                 2,561
    Investment                                     158                    30
                                             ---------             ---------
                                               225,952               241,496
                                             ---------             ---------
Contribution                                   172,191               162,072

General, administrative and other:
    General and administrative                 127,233               134,509
    Depreciation and amortization               21,389                22,401
    Interest (income) expense, net              (3,262)               (5,848)
    Other expense (income), net                  1,069                  (618)
                                             ---------             ---------
                                               146,429               150,444
                                             ---------             ---------

Income before income taxes                      25,762                11,628
Income tax expense                               8,501                 3,837
                                             ---------             ---------

Net income                                   $  17,261             $   7,791
                                             =========             =========

Net income per share:
    Basic                                    $    0.15             $    0.07
    Diluted                                       0.14                  0.06


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                        2002             2001
                                                     ---------        ----------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income                                           $  17,261        $   7,791

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         21,793           22,653
  Restructuring charge payments, net                    (8,414)          (7,100)
  (Gain) loss from sales of investments, net            (4,782)             902
  Benefit from deferred income tax expense              (2,233)            (105)
  Change in operating assets and liabilities            32,637           36,506
  Other                                                 (1,121)            (224)
                                                     ---------        ---------
Net cash provided by operating activities               55,141           60,423

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment      2,336            2,279
Acquisition of property and equipment                  (10,703)         (24,019)
Acquisition of businesses, net of cash acquired        (25,248)          (6,522)
(Purchases of) proceeds from debt securities, net         (215)          32,667
Proceeds from (purchases of) equity investments            162          (13,576)
                                                     ---------        ---------
Net cash used in investing activities                  (33,668)          (9,171)

FINANCING ACTIVITIES
Decrease in lines of credit, net                          --                (26)
Principal payments on credit arrangements, net          (2,490)          (4,370)
Issuance of common stock, net                            1,964            6,033
Repurchase of common stock                              (4,781)            (471)
                                                     ---------        ---------
Net cash (used in) provided by financing activities     (5,307)           1,166

Effect of foreign currency exchange rate changes
  on cash                                               (1,606)          (4,686)
                                                     ---------        ---------

Increase in cash and cash equivalents                   14,560           47,732
Cash and cash equivalents at beginning of period       565,063          330,214
                                                     ---------        ---------
Cash and cash equivalents at end of period           $ 579,623        $ 377,946
                                                     =========        =========

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2002

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statement presentation. The reclassifications had no effect on previously reported net income, shareholders' equity or net income per share.

For an update of the Company's legal proceedings, refer to Item 1 of Part II of this Form 10-Q.

2.   Commercial Rights and Royalties

The Company has entered into financial transactions and other arrangements with customers and other parties in which a portion of the Company's revenues and operating income depends on the performance of a specific pharmaceutical product. These transactions may include providing product development and/or commercialization services to customers, as well as the funding of such services, in return for royalties or commissions based on the sales of the customer's product. Below is a brief description of these agreements:

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. ("CVTX") to commercialize Ranolazine for angina in the United States and Canada. Under the terms of this agreement, the Company purchased 1,043,705 shares of CVTX's common stock for $5 million of which the Company owns 581,705 shares as of March 31, 2002, and has made available a $10 million credit line for pre-launch sales and marketing activities. Once Ranolazine, which is currently in Phase III studies, is approved, the Company will provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The Company will also make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Additionally, the Company has committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return it will

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranolazine in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company will also receive royalties in years six and seven.

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ending December 31, 2001. As of March 31, 2002, the Company has capitalized 251.8 million philippino pesos (approximately $4.9 million) related to these commercialization rights, and is amortizing these costs over seven years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

In January 2001, the Company entered into an agreement with Scios Inc. ("SCIO") to market Natrecor(R) for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch, of which $13.75 million has been funded by the Company as of March 31, 2002. The Company also received warrants to purchase 700,000 shares of SCIO's common stock at $20 per share, exercisable in installments over two and one-half years. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc.'s ("PLTT") to commercialize a natural therapy for asthma, AIROZIN(TM), in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN(TM) and a milestone-based $6 million line of credit which is convertible into PLTT's common stock, of which $4 million was funded by the Company as of March 31, 2002. Further, the Company has committed to funding 50% of sales and marketing activities for AIROZIN(TM) over five years with a $6 million limit per year. Following product approval and launch, the Company will receive royalties based on the net sales of AIROZIN(TM). The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


uses for 10 years.

In December 2001, the Company acquired the license to market SkyePharma's Solaraze(TM) skin treatment in the United States, Canada and Mexico for 15 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company will amortize the rights ratably over 15 years. The Company has a commitment to pay royalties to SkyePharma based on a percentage of net sales of Solaraze(TM). Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company's ownership rights in the Solaraze(TM) New Drug Application and Investigational New Drug.

In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. ("Bioglan") for a total consideration of approximately $26.4 million. The assets included distribution rights to market ADOXA(TM) in the United States for 10 years along with other products and product rights that Bioglan had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan are included in the Company's results of operations as of March 22, 2002 and the assets and liabilities of Bioglan were recorded at their respective fair values. The fair values are preliminary and are subject to refinement as information relative to the fair values as of March 22, 2002 becomes available. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total goodwill and intangible assets of $26.0 million. The Company will amortize the rights ratably over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired products.

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. ("KOSP") to commercialize, in the United States, KOSP's treatments for cholesterol disorders, Advicor(R) and Niaspan(R). Advicor(R) was launched in January 2002 and Niaspan(R) is also on the market. Under the terms of the agreement, the Company will provide a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP's sales force of 300 representatives, will commercialize Advicor(R) and Niaspan(R) for two years. In return, the Company also received warrants to purchase 150,000 shares of KOSP's common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts of $45 million and $75 million, respectively, over the life of the agreement.

During the first quarter of 2002, the Company has entered into a letter of intent with a large pharmaceutical customer to market four pharmaceutical products within Europe. The Company will provide sales and marketing resources over five years in return for a royalty on the sales of the products above certain baselines. In addition to a minimal royalty on the baseline sales targets for these products, the Company is entitled to receive a share of incremental net sales above these baselines. Revenues are recognized as they are earned under the terms of the letter of intent. The Company currently estimates that the projected incremental revenue will exceed the operating costs of this arrangement and, therefore, has deferred approximately $0.9 million in direct operating costs. If the projected incremental sales for these products do not exceed the operating costs, the Company will recognize the deferred costs through earnings in the period it becomes reasonably estimable.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The Company has firm commitments under the above arrangements, excluding the letter of intent discussed in the preceding paragraph for which the commitments are not finalized, to provide funding of approximately $117.5 million in exchange for various commercial rights. As of March 31, 2002, the Company has funded approximately $65.7 million of these commitments. Further, the Company has future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving the United States Food and Drug Administration ("FDA") approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the commitment amounts.

Below is a summary of the remaining commitments with pre-determined payment schedules under such arrangements (in thousands):

                                                  Commitments
                                                  -----------

                    2002                          $    28,511
                    2003                               23,300
                                                  -----------
                                                  $    51,811
                                                  ===========

3.   Investments - Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including "lock-up" agreements. The Company's portfolio in such transactions as of March 31, 2002 is as follows (in thousands except share data):


                                                 Number of   Cost    Fair Market
Company                        Trading Symbol     Shares     Basis      Value
-------                        --------------     ------     -----      -----

Common Stock:
CV Therapeutics, Inc.               CVTX          581,705   $ 2,833   $ 21,058
The Medicines Company               MDCO        2,059,221     8,978     29,364
Triangle Pharmaceuticals Inc.       VIRS        3,775,000    15,029     19,253
Other                                                         5,024      6,760
                                                            -------   --------
Total Marketable Equity Securities                          $31,864   $ 76,435
                                                            =======   ========

The Company may from time to time acquire equity instruments of companies in which a current market value is not readily available. As such, these investments are included in the Investments - Non-marketable Equity Securities and Loans.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


4.   Investments - Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through six venture capital funds in which the Company is an investor. The Company's portfolio in such transactions as of March 31, 2002 is as follows (in thousands):

                                                                      Remaining
                                                                       Funding
                 Company                              Cost Basis      Commitment
                 -------                              ----------      ----------

     Venture capital funds                             $ 21,224        $ 21,237
     Equity investments (eight companies)                11,547            --
     Convertible loans (five companies)                   7,403           2,600
     Loans (two companies)                                 --            20,000
                                                       --------        --------
     Total non-marketable equity securities and loans  $ 40,174        $ 43,837
                                                       ========        ========

Below is a table representing management's best estimate as of March 31, 2002 of the amount and timing of the above commitments (in thousands):

                                                 Total
                                                 -----

                       2002                   $   20,505
                       2003                       18,332
                       2004                        5,000
                                              ----------
                                              $   43,837
                                              ==========

The Company also has future loan commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the commitment amounts described above.

The Company has determined that it is not practicable at each reporting date to estimate the fair value of its investments in non-marketable equity securities.

5.   Goodwill and Identifiable Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As such, all goodwill and indefinite-lived intangible assets are no longer amortized but reviewed at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, the Company will perform the required impairment tests and therefore, as of March 31, 2002 has not yet assessed the impact of any impairment under these tests.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


As of March 31, 2002, the Company had approximately $169.7 million of goodwill. Through December 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years. The following is a summary of reported net income and net income per share, as adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

                                         Three Months Ended March 31, 2001
                                         ---------------------------------

    Net income                                     $      7,791
    Add: goodwill amortization                            1,934
    Less: income tax benefit                               (638)
                                                   ------------
    Adjusted net income                            $      9,087
                                                   ============

    Adjusted net income per share:
         Basic                                     $       0.08
         Diluted                                           0.08

In accordance with SFAS No. 142, the Company has reclassed capitalized software and related accumulated amortization to other identifiable intangible assets from property and equipment for all periods presented. Identifiable assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years, and commercial rights, which are amortized ratably, based on estimated cash flows, over the life of the rights ranging from five to 15 years. Amortization expense associated with identifiable intangible assets was $6.0 million and $5.2 million for the three months ended March 31, 2002 and 2001, respectively. The following is a summary of identifiable intangible assets (in thousands):

                                          As of March 31, 2002               As of December 31, 2001
                                  -----------------------------------  ----------------------------------

                                   Gross     Accumulated      Net       Gross     Accumulated      Net
                                   Amount    Amortization    Amount     Amount    Amortization    Amount
                                  --------   ------------   --------   --------   ------------   --------
Identifiable intangible assets:
     Software and related assets  $157,377     $ 69,381     $ 87,996   $156,806     $ 63,938     $ 92,868
     Commercial rights              51,228        2,384       48,844     33,475        2,344       31,131
                                  --------     --------     --------   --------     --------     --------
                                  $208,605     $ 71,765     $136,840   $190,281     $ 66,282     $123,999
                                  ========     ========     ========   ========     ========     ========

Estimated amortization expense for existing identifiable intangible assets is approximately $25 million to $26.5 million per year for each of the years in the five-year period ended December 31, 2006, respectively. Estimated amortization expense will be affected by various factors including future acquisitions of product and/or commercial rights.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


6.   Stock Repurchase

The Company was authorized by its Board of Directors to repurchase up to $100 million of the Company's Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. During the three months ended March 31, 2002, the Company entered into agreements to repurchase 290,000 shares of its Common Stock for an aggregate price of approximately $4.8 million.

7.   Significant Customers

One customer accounted for 12.8 % and 11.4% of consolidated gross service revenues less reimbursed service costs for the three months ended March 31, 2002 and 2001, respectively. The revenues were derived from the product development, commercial services and informatics groups.

8.   Investment Revenues

The following table is a summary of investment revenues for the three months ended March 31, 2002 and 2001(in thousands):

                                                   Three months ended March 31
                                                 ------------------------------
                                                   2002                   2001
                                                 -------                -------

Marketable equity securities:
    Gross realized gains                         $ 4,724                $    --
    Impairment losses                                 --                 (3,099)
Non-Marketable equity securities and loans:
     Gross realized gains                             --                  2,197
     Gross realized losses                          (400)                    --
Other                                                458                     --
                                                 -------                -------
                                                 $ 4,782                $  (902)
                                                 =======                =======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


9.   Restructuring Charge

During the third quarter of 2001, the Company adopted a restructuring plan which resulted in the recognition of a restructuring charge of $50.9 million. Of the approximately 1,000 positions to be eliminated under this plan, 749 individuals have been terminated as of March 31, 2002.

Activity during the first three months of 2002 was as follows for the 2001 restructuring plan (in thousands):

                                  Balance at       Write-Offs/      Balance at
                              December 31, 2001     Payments      March 31, 2002
                              -----------------    -----------    --------------

Severance and related costs       $ 19,323          $ (6,060)        $13,263
Exit costs                           8,806            (1,264)          7,542
                                  --------          --------         -------
                                  $ 28,129          $ (7,324)        $20,805
                                  ========          ========         =======


The Company adopted a restructuring plan in January 2000 ("January 2000 Plan") and a follow-on restructuring plan which resulted in the recognition of a restructuring charge of $58.6 million. During the third quarter of 2001, the Company recognized an additional restructuring charge of approximately $1.1 million as a revision of an estimate to the January 2000 Plan. Of the approximately 990 positions that were to be eliminated under these plans, 916 positions have been terminated as of March 31, 2002, which includes 770 positions under the January 2000 Plan.

Activity during the first three months of 2002 was as follows for the 2000 restructurings (in thousands):

                                  Balance at       Write-Offs/      Balance at
                              December 31, 2001     Payments      March 31, 2002
                              -----------------    -----------    --------------

Severance and related costs       $    894          $   (312)        $   582
Exit costs                           1,714              (778)            936
                                  --------          --------         -------
                                  $  2,608          $ (1,090)        $ 1,518
                                  ========          ========         =======

As a result of the restructuring plans, the Company has approximately 500,000 square feet of abandoned leased facilities as of March 31, 2002. A portion of these facilities has been subleased and the Company is pursuing disposition of the remaining abandoned facilities. Below is a summary of the total lease obligations for the abandoned facilities (in thousands):

             Remainder of 2002                               $   6,768
             2003                                                6,229
             2004                                                3,782
             2005                                                2,818
             2006                                                2,712
             Thereafter                                          6,515
                                                             ---------
             Gross abandoned lease obligations                  28,824
             Less: sublease/restructuring                      (12,000)
                                                             ---------
             Total obligation in excess of subleases
               and related restructuring accrual balances    $  16,824
                                                             =========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


10.  Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                        Three months Ended March 31
                                        ---------------------------
                                           2002           2001
                                           ----           ----
Weighted average shares:
     Basic weighted average shares        118,685       116,338
     Effect of dilutive securities:
     Stock options                          1,542         3,726
                                          -------       -------
     Diluted weighted average shares      120,227       120,064
                                          =======       =======

Options to purchase approximately 14.4 million shares of the Company's Common Stock were outstanding during the three months ended March 31, 2002, but were not included in the computation of diluted net income per share because the option's exercise price was greater than the average market price of the Company's Common Stock and, therefore, the effect would be antidilutive.

11.  Comprehensive Income

The following table represents the Company's comprehensive income for the three months ended March 31, 2002 and 2001, respectively (in thousands):

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                         2002            2001
                                                         ----            ----

Net income                                             $ 17,261      $   7,791
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable securities,
    net of income taxes                                   1,650        (82,964)
  Reclassification adjustment, net of income taxes       (3,153)          --
  Foreign currency adjustment                            (7,786)       (13,946)
                                                       --------      ---------
Comprehensive income (loss)                            $  7,972      $ (89,119)
                                                       ========      =========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


12.  Segments

The following table presents the Company's operations by reportable segment. The Company is managed through four reportable segments, namely, the product development group, the commercial services group, the informatics group and the PharmaBio group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. The informatics group is primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio group is primarily responsible for facilitating non-traditional customer alliances and consists primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. During 2002, the Late Phase, primarily Phase IV, operations included in the commercial services group were reclassified to the product development group in order to consolidate the operational and business development activities. These changes are reflected in all periods presented. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in segment profitability. Significant intersegment revenues have been eliminated. (In thousands)

                                                                Three months ended March 31, 2002
                                     ----------------------------------------------------------------------------------------
                                       Product       Commercial
                                     Development      Services      Informatics    PharmaBio     Eliminations    Consolidated
                                     -----------     ----------     -----------    ---------     ------------    ------------
Net services:
  External                           $   230,457     $  136,020     $    12,690    $    --        $      --      $    379,167
  Intersegment                              --           11,212            --           --            (11,212)           --
                                     -----------     ----------     -----------    ---------     ------------    ------------

  Total net services                     230,457        147,232          12,690         --            (11,212)        379,167

Commercial rights and royalties             --             --              --         14,194             --            14,194

Investment                                  --             --              --          4,782             --             4,782
                                     -----------     ----------     -----------    ---------     ------------    ------------
    Total net revenues               $   230,457     $  147,232     $    12,690    $  18,976     $    (11,212)   $    398,143
                                     ===========     ==========     ===========    =========     ============    ============

    Contribution                     $   112,413     $   50,768     $     4,470    $   4,540     $       --      $    172,191
                                     ===========     ==========     ===========    =========     ============    ============
                                                                Three months ended March 31, 2001
                                     ----------------------------------------------------------------------------------------
                                       Product       Commercial
                                     Development      Services      Informatics    PharmaBio     Eliminations    Consolidated
                                     -----------     ----------     -----------    ---------     ------------    ------------
Net services:
  External                           $   225,242     $  161,117     $    15,464    $    --       $       --      $    401,823
  Intersegment                              --             --              --           --               --              --
                                     -----------     ----------     -----------    ---------     ------------    ------------
  Total net services                     225,242        161,117          15,464         --               --           401,823

Commercial rights and royalties             --             --              --          2,647             --             2,647

Investment                                  --             --              --           (902)            --              (902)
                                     -----------     ----------     -----------    ---------     ------------    ------------
    Total net revenues               $   225,242     $  161,117     $    15,464    $   1,745     $       --      $    403,568
                                     ===========     ==========     ===========    =========     ============    ============

    Contribution                     $   105,069     $   50,305     $     7,543    $    (845)    $       --      $    162,072
                                     ===========     ==========     ===========    =========     ============    ============

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


13.  Recently Adopted Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 as required to do so on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations and financial position.

In November 2001, the Emerging Issues Task Force ("EITF") released EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," requiring companies to report reimbursed costs as part of gross revenues. The Company adopted the provisions of EITF 01-14 as required to do so on January 1, 2002 and, as such, reimbursed service costs have been reclassified to gross service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. During the quarter ended March 31, 2002, these commercialization reimbursed service costs totaled approximately $19.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Forward looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," or "target" or the negative thereof or other variations thereof or comparable terminology.

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to distribute backlog among project management groups and match demand to resources, our actual operating performance, the actual savings and operating improvements resulting from our restructuring activities, our ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the risk that our PharmaBio transactions will not generate revenues, profits or return on investment at the rate or levels we expect, risks associated with entering into a new line of business such as those being entered into by PharmaBio, the risk that our informatics business will not be able to operate as expected using new and multiple data sources, the risk that our proposed joint venture with McKesson Corporation relating to the informatics business will not be consummated, or if consummated, will not be successful, liability risks associated with our business which could result in losses

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


or indemnity to others not covered by insurance and risks associated with data use and use of our data products which are regulated by state and federal laws and contracts. See "Risk Factors" below for additional factors that could cause actual results to differ.

Results of Continuing Operations

Three Months Ended March 31, 2002 and 2001
------------------------------------------

Gross service revenues, which are total service fees accrued to our customers including reimbursed service costs, for the first quarter of 2002 were $474.3 million versus $463.3 million for the first quarter of 2001. Reimbursed service expenses, which are pass-through expenses that are to be reimbursed by our customers, were $95.2 million for the first quarter of 2002 as compared to $61.4 million for the first quarter of 2001.

We adopted Emerging Issues Task Force Issue 01-14 on January 1, 2002, as required. This new accounting guidance requires us to report reimbursed service costs as part of gross service revenues. Our reimbursed service costs include such items as payments to investigators and travel expenses for our clinical monitors and sales representatives. Historically, we have not reported these reimbursed service costs as service revenues since we do not earn a profit on these costs. In accordance with this new accounting guidance, we have reclassified reimbursed service costs to gross service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. During the first quarter of 2002, these commercialization reimbursed service costs totaled approximately $19.6 million.

Gross service revenues accrued to our customers less reimbursed service costs, or net service revenues, for the first quarter of 2002 were $379.2 million, a decrease of $22.7 million or 5.6% over the first quarter of 2001 net service revenues of $401.8 million. However, there was a negative impact of approximately $12.0 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro, other European currencies and the Japanese yen; therefore, using a constant exchange rate for each period, net service revenues decreased $10.7 million or (2.7%). Net service revenues increased in the Asia Pacific region $7.5 million or 21.9% to $41.9 million. Net service revenues decreased $29.0 million or (13.4%) to $187.5 million in the Americas region primarily as a result of the decline in the commercial services group and $1.2 million or (0.8%) to $149.8 million in the Europe and Africa region as a result of a negative impact of $7.6 million due to the effect of foreign currency fluctuations.

Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first quarter of 2002 were $14.2 million, an increase of $11.5 million over the first quarter of 2001 commercial rights and royalties revenues of $2.6 million. These revenues include products for which we have acquired the rights, such as the dermatology products, Solaraze(TM) and ADOXA(TM). Also included are product revenues that we receive in exchange for providing commercial or product development services. The $11.5 million increase is primarily the result of our contracts with Scios Inc. and Kos Pharmaceuticals, Inc.

Investment revenues, which include gains and losses on the sale of equity securities and impairment of investment instruments, for the first quarter of 2002 were $4.8 million versus a loss of $902,000 for the first

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


quarter of 2001. The first quarter of 2001 included a $3.1 million impairment loss on securities whose decline in fair value was other than temporary.

Total net revenues decreased $5.4 million or (1.3%) to $398.1 million for the first quarter of 2002 from $403.6 million for the first quarter of 2001.

Service costs, which include compensation and fringe benefits for billable employees, and other expenses directly related to service contracts, were $211.5 million or 55.8% of net service revenues for the first quarter of 2002 versus $238.9 million or 59.5% of net service revenues for the first quarter of 2001. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

Commercial rights and royalties costs, which include compensation and related fringe benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio group and other expenses directly related to commercial rights and royalties, were $14.3 million versus $2.6 million for the first quarter of 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $11.2 million for the first quarter of 2002. The profit for these internal services is reported within the service group providing the services. The first quarter of 2002 also includes costs to launch and market Solaraze(TM) and ADOXA(TM).

Investment costs, which include costs directly related to direct and indirect investments in our customers or other third parties as part of the financing arrangements, were $158,000 for the first quarter of 2002 versus $30,000 for the first quarter of 2001.

Revenue less associated direct costs, or contribution, was $172.2 million or 43.2% of total net revenues for the first quarter of 2002 versus $162.1 million or 40.2% of total net revenues for the first quarter of 2001.

General and administrative expenses, which include compensation and fringe benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $127.2 million or 32.0% of total net revenues for the first quarter of 2002 versus $134.5 million or 33.3% of total net revenues for the first quarter of 2001. General and administrative expenses decreased $7.3 million primarily due to the effects of reductions relating to our restructurings.

Depreciation and amortization, which include depreciation of our property and equipment, and amortization of our definite-lived intangible assets except commercial rights, decreased to $21.4 million for the first quarter of 2002 versus $22.4 million for the first quarter of 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment.

Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $3.3 million for the

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


first quarter of 2002 versus $5.8 million for the first quarter of 2001. The $2.6 million decrease was due to a decline in interest rates.

Other expense was $1.1 million for the first quarter of 2002 versus other income of $618,000 for the first quarter of 2001. The $1.7 million variation was a result of several factors, including effects of foreign currency translations, disposal of assets and transaction costs associated with the pending joint venture with McKesson Corporation.

Income before income taxes was $25.8 million or 6.5% of total net revenues for the first quarter of 2002 versus $11.6 million or 2.9% of total net revenues for the first quarter of 2001.

The effective income tax rate was 33.0% for the first quarter of 2002 and 2001, respectively. Since we conduct operations on a global basis, our effective income tax rate may vary.

Analysis by Segment:

During the three months ended March 31, 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group. All historical information presented has been restated to reflect this change.

The following table summarizes the operating activities for our four reportable segments for the three months ended March 31, 2002 and 2001, respectively. We do not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in our segment analysis. Significant intersegment revenues have been eliminated, (dollars in millions).

                        Total Net Revenues              Contribution
                    ------------------------- ---------------------------------
                                                      % of Net         % of Net
                      2002     2001  Growth %   2002  Revenues   2001  Revenues
                    -------  ------- -------- ------- -------- ------- --------

Product development $ 230.5  $ 225.2    2.3%  $ 112.4    48.8% $ 105.1    46.6%
Commercial services   147.2    161.1   (8.6)     50.8     34.5    50.3     31.2
Informatics            12.7     15.5  (17.9)      4.5     35.2     7.5     48.8
PharmaBio              19.0      1.7   987.4      4.5     23.9    (0.8)   (48.4)
Eliminations          (11.2)      --      --       --       --      --       --
                    -------  ------- -------- ------- -------- ------- --------
                    $ 398.1  $ 403.6  (1.3%)  $ 172.2    43.2% $ 162.1    40.2%

The product development group's financial performance improvement was a result of several factors, including an increase in revenues and the continued effect of process enhancements.

The commercial services group's financial performance was negatively impacted by difficult business conditions for large fee-for-service contracts in the United States, as well as the completion of several contracts in the United States. This trend is anticipated to continue into the next quarter. The negative impact was offset by the effects of our cost reduction efforts.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The informatics group's performance was negatively impacted by the pending transaction to transfer this group into a joint venture with McKesson Corporation. We are targeting this transaction to be completed during the second quarter of 2002.

The PharmaBio group's increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. This group was negatively impacted by the costs associated with the launch and marketing of Solaraze(TM) and ADOXA(TM). We believe the costs of marketing these products will exceed the revenues during the first year.

Liquidity and Capital Resources

Cash and cash equivalents were $579.6 million at March 31, 2002 as compared to $565.1 million at December 31, 2001.

Cash from operations were $55.1 million for the three months ended March 31, 2002 versus $60.4 million for the comparable period of 2001. Included in cash provided by operations for the three months ended March 31, 2001 was an income tax refund of $47.6 million. Investing activities consisted primarily of capital asset purchases. Capital asset purchases required an outlay of cash of $10.7 million for the three months ended March 31, 2002 compared to an outlay of $24.0 million for the same period in 2001.

On March 22, 2002, we acquired certain assets of Bioglan, including approximately $1.6 million in cash, for approximately $26.4 million. As part of the agreement, we also acquired Bioglan's rights to certain dermatology products already on the market in the United States, including ADOXA(TM).

The following table is a summary of our net service receivables outstanding (in thousands, except days):

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------

Trade service accounts receivable                 $ 240,992        $ 258,917
Unbilled services                                   155,658          166,754
Unearned income                                    (203,016)        (205,783)
                                                  ---------        ---------
Net service receivables outstanding               $ 193,634        $ 219,888
                                                  =========        =========

Number of days of service revenues outstanding           37               43

The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

Investments in debt securities were $37.2 million at March 31, 2002 as compared to $37.0 million at December 31, 2001. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer at par, and money funds.

Investments in marketable equity securities at March 31, 2002 were $76.4 million, a decrease of $1.6 million, as compared to $78.0 million at December 31, 2001. This decrease is due primarily to sales of marketable equity securities partially offset by unrealized gains on the portfolio as a result of stock price increases and purchases.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Investments in non-marketable equity securities and loans at March 31, 2002 were $40.2 million, an increase of $2.6 million, as compared to $37.6 million at December 31, 2001.

We have available to us a (pound)10.0 million (approximately $14.3 million) unsecured line of credit and a (pound)1.5 million (approximately $2.1 million) general banking facility with a U.K. bank. At March 31, 2002, we did not have any outstanding balances on these facilities.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002. In February 2002, the Board extended this authorization until March 1, 2003. During the first three months of 2002, we entered into agreements to repurchase 290,000 shares for an aggregate price of $4.8 million. Shareholders' equity at March 31, 2002 was $1.460 billion versus $1.455 billion at December 31, 2001.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


venture company, or will not want to participate at all. Such a trend could have a material adverse effect on the joint venture's operations and financial condition. The joint venture also could encounter other difficulties, including:

     o its ability to aggregate the volume of data received from data providers;

     o its ability to attract customers, besides Quintiles and McKesson, to purchase its products and services;

     o the risk of changes in healthcare information privacy regulations that could have an adverse impact on the joint venture's operations;

     o the risk that it will not be able to effectively and cost-efficiently replace services previously provided to the contributed businesses by the former parent corporations; and

     o other risks currently faced by our informatics business and described elsewhere in these risk factors.

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

Underperformace of our commercial rights strategies could have a negative impact on our financial performance.

As part of our PharmaBio Development business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. These transactions may include a strategic investment in a customer, providing financing to a customer, or taking

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Our rights to market and sell certain pharmaceutical products expose us to product risks typically associated with pharmaceutical companies.

Our recent acquisition of the rights to market and sell Solaraze(TM) and the rights to other dermatology products acquired from Bioglan, as well as any other product rights we may hold at any time, subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product we may license in the future, experience negative reactions or adverse side effects or in the event it causes injury, is found to be unsuitable for its intended purpose or is otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical products.

These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product we may license in the future. For example, as a result of our decision to outsource the manufacturing and distribution of Solaraze(TM), we are unable to directly monitor quality control in the manufacturing and distribution processes.

Our plans to market and sell Solaraze(TM) and other pharmaceutical products also subject us to risks associated with entering into a new line of business. We have limited experience operating in this line of business. If we are unable to operate this new line of business as we expect, the financial results from this new line of business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate our pharmaceutical operations may increase in proportion with (1) the number of products we license in the future, (2) the applicable stage of the drug approval process of the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

The confidentiality of individually identifiable health information and the circumstances under which such individually identifiable health records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation both domestically and internationally. Additional U.S. legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed or adopted at both the state and federal levels. Proposed and final U.S. and international regulations governing individually identifiable health information may (1) require us to implement new security measures that may require substantial expenditures or (2) limit our ability to offer some of our products and services. These regulations may also increase costs by creating

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business. Additionally, states in the U.S. may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the U.S. federal regulations. In recent litigation, a party took the position that various state laws could be construed to require modifications to access specifications for particular data elements in de-identified health information that we receive. These laws or further changes to existing laws having similar effects could limit our ability to offer some of our products or have an impact on the business opportunities to us. There is a risk of civil or criminal liability if we are found to be responsible for any violations of applicable laws, regulations or duties relating to the privacy or security of individually identifiable health information. In addition, in connection with our settlement agreement with WebMD, we agreed to indemnify WebMD for losses arising out of or in connection with the settlement agreement itself, the cancelled Data Rights Agreement with WebMD, our data business, the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, any transmission or delivery by ENVOY of data to us, or violations of law or contract attributable to any such event, action or circumstance. Under the terms of our agreement, our indemnification obligation for the first $20 million in aggregate losses is limited to 50%, except that this limitation does not apply to indemnity obligations we may have to WebMD arising from the sale of ENVOY, including a class action lawsuit filed against ENVOY prior to its purchase by us and subsequent sale to WebMD.

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

     o    integrate new services with existing services;

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at March 31, 2002. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We have one customer that accounted for 12.8% of our net service revenues for the three months ended March 31, 2002. These revenues resulted from services provided by the product development, commercial services and informatics groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

New healthcare legislation or regulation could restrict our informatics business.

On December 28, 2000, the Secretary of Health and Human Services, also referred to as HHS, issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. This rule generally (1) imposes standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establishes limitations on and procedures for (a) the exercise of those individuals' rights, (b) the uses and disclosures of protected health information and (c) language in contractual agreements between covered entities and their business associates with regards to protected health information. The effective date of the final rule was April 14, 2001 and the compliance date is April 14, 2003 (April 14, 2004 for small health plans). HHS' Office for Civil Rights, the enforcement office for the rule, issued guidance in the form of questions and answers on the rule in July 2001 and on March 27, 2002 issued a proposed modification to the privacy rule (NPRM). If state or federal legislation or a more restrictive rule is adopted, it could inhibit third party processors in using, transmitting or disclosing health data (even if they have been de-identified) for purposes other than facilitating payment or performing

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


other clearinghouse functions which would restrict our ability to obtain data for use in our informatics services (any such state law may be subject to enforceability challenges based on constitutional and federal preemption issues). In addition, it could require us to establish uniform specifications for obtaining de-identified data, so that de-identified data obtained from different sources could be aggregated. While the impact of developments in legislation, regulations or the demands of third party processors is difficult to predict, each could materially adversely affect our informatics business.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

The Company did not have any material changes in market risk from December 31, 2001.

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

On January 22, 2002, Federal Insurance Company and Chubb Custom Insurance Company filed suit against us and two of our subsidiaries, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by us on our policy application. We deny these allegations; contending that the information was material to their determination to accept the risk of coverage. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the litigation described in the prior paragraph, and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We believe these allegations are without merit and intend to defend this case vigorously.

We are also a party to certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on consultation with legal counsel, that the outcome of these other matters would not materially affect our consolidated financial position or results of operations.

Item 2.  Changes in Securities  and Use of Proceeds

During the three months ended March 31, 2002, options to purchase 9,000 shares of our common stock were exercised at an average exercise price of $3.0525 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

Item 3.  Defaults upon Senior Securities  - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Not applicable

         (b) During the three months ended March 31, 2002, the Company filed or furnished two reports on Form 8-K.

The Company filed a Form 8-K, dated January 23, 2002, including its press release announcing the Company's earnings information for the period ended December 31, 2001.

The Company furnished a Form 8-K to the Securities and Exchange Commission, dated March 5, 2002, disclosing that the Board of Directors approved an extension of the Company's share repurchase program through March 1, 2003. Under the repurchase program, the Company is authorized to repurchase up to $100 million of its Common Stock. The report on Form 8-K dated, March 5, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

No other reports on Form 8-K were filed or furnished during the three months ended March 31, 2002.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Quintiles Transnational Corp.
                        ---------------------------------
                                   Registrant



Date     May 10, 2002                  /s/ Dennis B. Gillings
     --------------------              -----------------------------------------
                                       Dennis B. Gillings, Chairman



Date     May 10, 2002                  /s/ Pamela J. Kirby
    ---------------------              -----------------------------------------
                                       Pamela J. Kirby, Chief Executive Officer



Date     May 10, 2002                  /s/ James L. Bierman
    ---------------------              -----------------------------------------
                                       James L. Bierman, Chief Financial Officer