Form 10-Q
period 2002-06-30
QUINTILES TRANSNATIONAL CORP
filed 2002-08-14
CIK 919623

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2002

                        Commission file number 000-23520

                          QUINTILES TRANSNATIONAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                   56-1714315
---------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   4709 Creekstone Dr., Suite 200
             Durham, NC                                    27703-8411
----------------------------------------       ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X Yes     ___ No

The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2002 was 117,587,639.

                                      Index

                                                                                Page
                                                                                ----
Part I.        Financial Information

               Item 1.       Financial Statements (unaudited)

                             Condensed consolidated balance sheets -
                             June 30, 2002 and December 31, 2001                  3

                             Condensed consolidated statements of
                             operations - Three months ended
                             June 30, 2002 and 2001; six months ended
                             June 30, 2002 and 2001                               4

                             Condensed consolidated statements of
                             cash flows - Six months ended
                             June 30, 2002 and 2001                               5

                             Notes to condensed consolidated financial
                             statements - June 30, 2002                           6

               Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations       20

               Item 3.       Quantitative and Qualitative Disclosure
                             about Market Risk                                   39

Part II.       Other Information

               Item 1.       Legal Proceedings                                   39

               Item 2.       Changes in Securities and Use of Proceeds           40

               Item 3.       Defaults upon Senior Securities - Not Applicable    40

               Item 4.       Submission of Matters to a Vote of Security
                             Holders                                             40

               Item 5.       Other Information - Not Applicable                  40

               Item 6.       Exhibits and Reports on Form 8-K                    40

Signatures                                                                       42

Exhibit Index                                                                    43

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30        DECEMBER 31
                                                                2002             2001
                                                             -----------      -----------
                                                             (unaudited)        (Note 1)
                                                           (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents                                 $   591,976      $   565,063
   Trade accounts receivable and unbilled services, net          386,299          426,954
   Investments in debt securities                                 27,183           27,489
   Prepaid expenses                                               33,689           28,085
   Other current assets and receivables                           37,565           32,147
                                                             -----------      -----------
         Total current assets                                  1,076,712        1,079,738

Property and equipment                                           462,913          469,919
Less accumulated depreciation                                   (197,370)        (196,144)
                                                             -----------      -----------
                                                                 265,543          273,775
Intangibles and other assets:
   Investments in debt securities                                 10,486            9,510
   Investments in marketable equity securities                    47,273           77,992
   Investments in non-marketable equity securities and
     loans                                                        44,987           37,590
   Investments in unconsolidated affiliates                      123,251               --
   Goodwill                                                       65,128          163,651
   Other identifiable intangibles, net                           140,200          123,999
   Deferred income taxes                                         151,552          136,686
   Deposits and other assets                                      65,033           44,799
                                                             -----------      -----------
                                                                 647,910          594,227
                                                             -----------      -----------
         Total assets                                        $ 1,990,165      $ 1,947,740
                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                     $   233,739      $   223,573
   Credit arrangements, current                                   18,289           16,116
   Unearned income                                               211,409          205,783
   Income taxes                                                   18,463           14,811
   Other current liabilities                                       1,186            1,903
                                                             -----------      -----------
        Total current liabilities                                483,086          462,186

Long-term liabilities:
   Credit arrangements, less current portion                      22,095           21,750
   Other liabilities                                               4,973            8,716
                                                             -----------      -----------
                                                                  27,068           30,466
                                                             -----------      -----------
        Total liabilities                                        510,154          492,652

Shareholders' equity:
   Preferred stock, none issued and outstanding
        at June 30, 2002 and December 31, 2001                        --               --
   Common stock and additional paid-in capital,
      117,587,639 and 118,623,669 shares issued
      and outstanding at June 30, 2002 and
      December 31, 2001, respectively                            878,562          897,075
   Retained earnings                                             627,029          589,142
   Accumulated other comprehensive loss                          (25,580)         (31,129)
                                                             -----------      -----------
        Total shareholders' equity                             1,480,011        1,455,088
                                                             -----------      -----------
        Total liabilities and shareholders' equity           $ 1,990,165      $ 1,947,740
                                                             ===========      ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                                          --------------------------     ------------------------
                                                                              2002           2001          2002           2001
                                                                           ---------      ---------      ---------      ---------
                                                                                    (in thousands, except per share data)
Revenues:
    Gross service revenues                                                 $ 468,899      $ 467,389      $ 943,219      $ 930,654
    Commercial rights and royalties                                           23,001          3,145         37,195          5,792
    Investment                                                                 6,333          2,270         11,115          1,368
                                                                           ---------      ---------      ---------      ---------
    Total gross revenues                                                     498,233        472,804        991,529        937,814
    Less: reimbursed service costs                                           107,919         66,234        203,072        127,676
                                                                           ---------      ---------      ---------      ---------
                                                                             390,314        406,570        788,457        810,138

Costs of revenues (excluding general, administrative, depreciation and amortization expenses shown below):
     Service                                                                 192,110        238,380        403,625        477,285
     Commercial rights and royalties                                          26,570          3,247         40,849          5,808
     Investment                                                                   21            317            179            347
                                                                           ---------      ---------      ---------      ---------
                                                                             218,701        241,944        444,653        483,440
                                                                           ---------      ---------      ---------      ---------
Contribution                                                                 171,613        164,626        343,804        326,698

General, administrative and other:
     General and administrative                                              125,895        129,136        253,128        263,645
     Depreciation and amortization                                            21,278         23,641         42,667         46,042
     Restructuring charges                                                        --          2,146             --          2,146
     Interest (income) expense, net                                           (3,436)        (4,585)        (6,698)       (10,433)
     Other (income) expense, net                                              (2,198)          (150)        (1,129)          (768)
                                                                           ---------      ---------      ---------      ---------
                                                                             141,539        150,188        287,968        300,632
                                                                           ---------      ---------      ---------      ---------

Income before income taxes                                                    30,074         14,438         55,836         26,066
Income tax expense                                                             9,925          4,764         18,426          8,601
                                                                           ---------      ---------      ---------      ---------
Income before equity in earnings of unconsolidated affiliates                 20,149          9,674         37,410         17,465
Equity in earnings of unconsolidated affiliates                                  477             --            477             --
                                                                           ---------      ---------      ---------      ---------
Net income                                                                 $  20,626      $   9,674      $  37,887      $  17,465
                                                                           =========      =========      =========      =========
Net income per share:
    Basic                                                                  $    0.17      $    0.08      $    0.32      $    0.15
    Diluted                                                                     0.17           0.08           0.32           0.14

The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                    ------------------------------
                                                                                       2002                 2001
                                                                                    ---------            ---------
                                                                                             (in thousands)
OPERATING ACTIVITIES
Net income                                                                          $  37,887            $  17,465
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        43,787               46,546
  Restructuring charge payments, net                                                 (14,862)             (10,778)
  Gain from investments, net                                                         (11,048)              (1,368)
  Benefit from deferred income tax expense                                            (4,131)                (740)
  Change in operating assets and liabilities                                           40,259               28,808
  Other                                                                                   531              (1,808)
                                                                                    ---------            ---------
Net cash provided by operating activities                                              92,423               78,125

INVESTING ACTIVITIES
Acquisition of property and equipment                                                (21,186)             (44,567)
Proceeds from disposition of property and equipment                                     1,674                4,592
Acquisition of businesses, net of cash acquired                                      (25,450)              (6,620)
(Purchases of) proceeds from debt securities, net                                       (666)               71,114
Purchases of equity securities and other investments                                  (8,283)             (28,245)
Proceeds from sale of equity securities and other investments                          18,540                4,613
Purchase of commercial rights                                                         (7,080)                    -
Advances to unconsolidated affiliate                                                 (10,000)                    -
                                                                                    ---------            ---------
Net cash (used in) provided by investing activities                                  (52,451)                  887

FINANCING ACTIVITIES
Decrease in lines of credit, net                                                            -                 (38)
Principal payments on credit arrangements, net                                        (5,725)              (9,579)
Issuance of common stock, net                                                           6,828               20,554
Repurchase of common stock                                                           (25,244)              (1,704)
                                                                                    ---------            ---------
Net cash (used in) provided by financing activities                                  (24,141)                9,233

Effect of foreign currency exchange rate changes on cash                               11,082              (7,023)
                                                                                    ---------            ---------
Increase in cash and cash equivalents                                                  26,913               81,222
Cash and cash equivalents at beginning of period                                      565,063              330,214
                                                                                    ---------            ---------
Cash and cash equivalents at end of period                                          $ 591,976            $ 411,436
                                                                                    =========            =========

The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2002

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Quintiles Transnational Corp. (the "Company").

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

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. ("CVTX") to commercialize Ranolazine for angina in the United States and Canada. Under the terms of this agreement, the Company purchased 1,043,705 shares of CVTX's common stock for $5 million of which the Company owns 431,705 shares as of June 30, 2002, and has made available a $10 million credit line for pre-launch sales and marketing activities. Once Ranolazine, which is currently in Phase III studies, is approved, the Company will provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The Company will also make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Additionally, the Company has committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return it will receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranolazine in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

of the contract. In addition, the Company will also receive royalties in years six and seven.

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of June 30, 2002, the Company has capitalized 251.8 million philippino pesos (approximately $5.0 million) related to these commercialization rights, and is amortizing these costs over seven years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

In January 2001, the Company entered into an agreement with Scios Inc. ("SCIO") to market Natrecor(R) for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. The $30 million in payments will be capitalized and amortized ratably as a reduction of revenue over the 24-month service period. As of June 30, 2002, $17. 1 million has been paid by the Company. The Company also received warrants to purchase 700,000 shares of SCIO's common stock at $20 per share, exercisable in installments over two and one-half years. In addition to receiving payments on a fee for service basis for providing commercialization services through May 2003, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. ("PLTT") to commercialize a natural therapy for asthma, AIROZIN(TM), in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN(TM) and a milestone-based $6 million line of credit which is convertible into PLTT's common stock, of which $4 million was funded by the Company as of June 30, 2002. Further, the Company has committed to funding 50% of sales and marketing activities for AIROZIN(TM) over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZIN(TM). The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. ("DSCO") to commercialize, in the United States, DSCO's humanized lung surfactant, Surfaxin(R), which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO's common stock and a warrant to purchase 357,143 shares of DSCO's common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. In addition, the Company will receive additional warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has agreed to fund the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin(R) for meconium aspiration syndrome, infant respiratory distress syndrome and all "off-label" uses for 10 years.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. ("KOSP") to commercialize, in the United States, KOSP's treatments for cholesterol disorders, Advicor(R) and Niaspan(R). Advicor(R) was launched in January 2002 and Niaspan(R) is also on the market. Under the terms of the agreement, the Company will provide, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP's sales force of 300 representatives, will commercialize Advicor(R) and Niaspan(R) for two years. In return, the Company also received warrants to purchase 150,000 shares of KOSP's common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts of $45 million and $75 million, respectively, over the life of the agreement.

In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. ("Bioglan") for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA(TM) in the United States for 10 years along with other products and product rights that Bioglan had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan are included in the Company's results of operations as of March 22, 2002 and the assets and liabilities of Bioglan were recorded at their respective fair values. The fair values are preliminary and are subject to refinement as information relative to the fair values as of March 22, 2002 becomes available. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total intangible assets of $27.5 million. The Company will amortize the intangible assets ratably over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired products.

During the second quarter of 2002, the Company finalized its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. The Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. The Company estimates the remaining cost of its minimum obligation over the contract life to be approximately $52 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. Based on the terms of the letter of intent in place at March 31, 2002, the Company deferred $0.9 million of costs; with the final execution of these agreements, these costs were expensed. Future revenues under these agreements will be recognized as they are earned and costs expensed as incurred.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

In July 2002, the Company entered into an agreement with Eli Lilly and Company ("LLY") to support LLY in its commercialization efforts for Cymbalta(TM) in the United States. LLY has submitted a New Drug Application ("NDA") for Cymbalta(TM), which is currently under review by the United States Food and Drug Administration ("FDA") for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta(TM) for the five years following product launch. The sales force will promote Cymbalta(TM) in its primary, or P1, position within sales calls.
During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million; the first $30 million is payable during the third quarter of 2002, $40 million is due based upon LLY receiving an approvable letter from the FDA for Cymbalta(TM), and the remaining $40 million is due throughout the four quarters following approval. The initial $30 million payment from the Company is on an at-risk basis, and is not refundable in the event LLY does not receive an approvable letter for Cymbalta(TM). The following $40 million is also on an at-risk basis, and is not refundable in the event the FDA does not grant final approval following the issuance of an approvable letter. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY's manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta(TM) by LLY or sublicense of Cymbalta(TM) to third parties, if any. The $110 million in payments will be capitalized and amortized ratably as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. In return for the P1 position for Cymbalta(TM) and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta(TM) sales for depression and other neuroscience indications over the five year service period followed by a 3% royalty over the subsequent three years. As of June 30, 2002, the Company had not paid any funds to LLY under the agreement. In addition to the Company's obligations, LLY is obligated to spend at specified levels. Further, the Company or LLY has the ability to cancel this agreement if Cymbalta(TM) is not approved by January
31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for Cymbalta(TM) based on concerns over LLY's manufacturing processes and facilities.

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. ("COB") to assist COB in the U.S. commercialization of the following women's health products: Prochieve(TM) 8%, Prochieve(TM) 4%, Advantage-S(R) and RepHresh(TM). Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each commencing in the third quarter of 2002 in exchange for royalties of 5% on the sales of the four COB products for a five-year period beginning in the first quarter of 2003. The aggregate royalties are subject to contractual minimums and maximums. In addition, the Company will provide to COB, at COB's expense on a fee-for-service basis, a sales force to commercialize the products.

The Company has firm commitments under the above arrangements (excluding LLY and COB) to provide funding of approximately $172.3 million in exchange for various commercial rights. As of June 30, 2002, the Company has funded approximately $77.5 million of these commitments. Further, the Company has future

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving the FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the commitment amounts.

The above commitments and related payment amounts do not incorporate the LLY and COB agreements as they were not signed until after June 30, 2002.

Below is a summary of the remaining commitments (excluding LLY and COB) with pre-determined payment schedules under such arrangements (in thousands):


                       Commitments
                       -----------
      2002               $26,006

      2003                33,515

      2004                10,374

      2005                10,410

      2006                10,554

Thereafter                 3,966
                         -------
                         $94,825
                         =======

3.       Investments - Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including "lock-up" agreements. The Company's portfolio in such transactions as of June 30, 2002 is as follows (in thousands except share data):

                                                                                        Fair
                                                        Number           Cost          Market
Company                               Trading Symbol   of Shares         Basis          Value
-------                               --------------   ---------         -----          -----
Common Stock:
Triangle Pharmaceuticals Inc.             VIRS         3,775,000        $15,029        $10,230
The Medicines Company                     MDCO         2,059,221          8,978         25,390
CV Therapeutics, Inc.                     CVTX           431,705          2,102          8,038
Other                                                                     3,746          3,615
                                                                        -------        -------
Total Marketable Equity Securities                                      $29,855        $47,273
                                                                        =======        =======

The Company may from time to time acquire warrants of companies in which a current market value is not readily available. As such, these investments are included in Deposits and Other Assets.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

4.       Investments - Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company's portfolio in such transactions as of June 30, 2002 is as follows (in thousands):

                                                                 Remaining Funding
               Company                             Cost Basis       Commitment
               -------                             ----------       ----------
Venture capital funds                                $25,606          $26,355
Equity investments (eight companies)                  11,546               --
Convertible loans (five companies)                     7,438            2,586
Loans (two companies)                                    345           19,655
Other                                                     52               --

                                                     -------          -------
Total non-marketable equity securities and loans     $44,987          $48,596
                                                     =======          =======


Below is a table representing management's best estimate as of June 30, 2002 of the amount and timing of the above commitments (in thousands):

                    Total
                   -------
2002               $16,620
2003                23,826
2004                 8,150
                   -------
                   $48,596
                   =======

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

The Company has determined that it is not practicable at each reporting date to estimate the fair value of its investments in non-marketable equity securities; however, the carrying values are reviewed if the facts and circumstances suggest that a potential impairment may have occurred.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

5.       Investments in Unconsolidated Affiliates

On May 20, 2002 the Company and McKesson Corporation ("McKesson") completed the formation of a previously announced healthcare informatics joint venture named Verispan, L.L.C. ("Verispan"). The Company and McKesson are equal co-owners of a majority of the equity of Verispan, with a portion of the equity of Verispan owned by or to be issued to key providers of de-identified healthcare data in exchange for the data. The Company contributed the net assets of its informatics group and funded $10 million to Verispan. Accordingly, the Company has recorded its investment in Verispan, approximately $122.9 million at June 30, 2002, as an investment in unconsolidated affiliates. Verispan will license data products to the Company and McKesson for use in their respective core businesses. Under the license arrangement, the Company's product development and commercial services groups continue to have access to Verispan's market information and products to enhance their service delivery to the Company's customers.

The Company's pro rata share of Verispan's earnings, since the date of formation, is included in equity in earnings of unconsolidated affiliates. Results of operations for the informatics group prior to formation of Verispan are included in the Company's revenues and expenses as appropriate.

The Company acquired an equity interest in a sales and marketing organization in France for approximately $328,000. The Company's pro rata share of earnings is included in equity in earnings of unconsolidated affiliates.

6.       Goodwill and Identifiable Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As such, all goodwill is no longer amortized but reviewed at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. The Company completed the required impairment test as of January 1, 2002 and did not identify any impairment.

Through December 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years. The following is a summary of reported net income and net income per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

                                   Three months ended                Six months ended
                                     June 30, 2001                    June 30, 2001
                                     -------------                    -------------
Net income                              $  9,674                         $ 17,465
Add: goodwill amortization                 1,972                            3,906
Less: income tax benefit                    (651)                          (1,289)
                                        --------                         --------
Adjusted net income                     $ 10,995                         $ 20,082
                                        ========                         ========

Adjusted net income per share:
     Basic                              $   0.09                         $   0.17
     Diluted                                0.09                             0.17


                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

As of June 30, 2002, the Company had approximately $65.1 million of goodwill. The decrease in goodwill during the second quarter of 2002 is a result of the formation of the Verispan joint venture. The following is a summary of goodwill by segment (in thousands):

                                               Product      Commercial
                                             Development     Services       Informatics       Consolidated
                                             -----------     --------       -----------       ------------
Balance as of December 31, 2001                $31,746        $30,168        $ 101,737         $ 163,651
Add: acquisition                                   202             --               --               202
Less: impairment                                    --             --               --                --
      contribution to joint venture                 --             --         (101,737)         (101,737)
Impact of foreign currency fluctuations          2,272            740               --             3,012
                                               -------        -------        ---------         ---------
Balance as of June 30, 2002                    $34,220        $30,908        $      --         $  65,128
                                               =======        =======        =========         =========

In conjunction with the adoption of SFAS No. 142, the Company has reclassed capitalized software and related accumulated amortization to other identifiable intangible assets from property and equipment for all periods presented. Identifiable assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years, and commercial rights, which are amortized ratably, based on estimated cash flows, over the life of the rights ranging from five to 15 years. Amortization expense associated with identifiable intangible assets was $6.5 million and $6.9 million for the three months ended June 30, 2002 and 2001, respectively, and $12.4 million and $12.2 million for the six months ended June 30, 2002 and 2001, respectively. The following is a summary of identifiable intangible assets (in thousands):

                                           As of June 30, 2002                    As of December 31, 2001
                                     ----------------------------------     ----------------------------------
                                      Gross     Accumulated      Net         Gross     Accumulated      Net
                                      Amount    Amortization    Amount       Amount    Amortization    Amount
                                      ------    ------------    ------       ------    ------------    ------
Identifiable intangible assets:
     Software and related assets     $146,909     $ 68,341     $ 78,568     $156,806     $ 63,938     $ 92,868
     Commercial rights                 64,752        3,120       61,632       33,475        2,344       31,131
                                     --------     --------     --------     --------     --------     --------
                                     $211,661     $ 71,461     $140,200     $190,281     $ 66,282     $123,999
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

7.       Stock Repurchase

The Company was authorized by its Board of Directors to repurchase up to $100 million of the Company's Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. During the six months ended June 30, 2002, the Company entered into agreements to repurchase 1,570,000 shares of its Common Stock for an aggregate price of approximately $22.2 million.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

8.       Significant Customers

One customer accounted for 11.3 %, 11.9%, 10.3% and 10.9% of consolidated gross service revenues less reimbursed service costs for the three and six months ended June 30, 2002 and 2001, respectively. The revenues were derived from the product development, commercial services and informatics groups.

9.       Investment Revenues

The following table is a summary of investment revenues for the three and six months ended June 30, 2002 and 2001(in thousands):

                                             Three months ended June 30       Six months ended June 30
                                             --------------------------       ------------------------
                                                 2002         2001               2002          2001
                                                -------      -------           --------      -------
Marketable equity securities:
    Gross realized gains                        $ 7,465      $ 2,270           $ 12,189      $ 2,270
    Gross realized losses                        (1,277)          --             (1,277)          --
    Impairment losses                                --           --                 --       (3,099)
Non-marketable equity securities and loans:
     Gross realized gains                            --           --                 --        2,197
     Gross realized losses                           --           --               (400)          --
Other                                               145           --                603           --
                                                -------      -------           --------      -------
                                                $ 6,333      $ 2,270           $ 11,115      $ 1,368
                                                =======      =======           ========      =======

10.      Restructuring Charge

During the second quarter of 2002, the Company revised its estimates of the restructuring plan adopted during 2001 ("2001 Plan") which resulted in a reduction of $9.1 million in accruals for the 2001 Plan. The reduction included approximately $5.7 million in severance payments and $3.4 million of exit costs. The reductions are primarily the result of a higher than expected number of voluntary terminations and the reversal of restructuring accruals due to the Company's contribution of its informatics segment to the Verispan joint venture.

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan ("2002 Plan") consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of June 30, 2002, 31 individuals have been terminated.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Activity during the first six months of 2002 was as follows for the 2002 Plan (in thousands):

                                  Balance at                         Write-Offs/      Balance at
                               December 31, 2001    Accruals          Payments       June 30, 2002
                               -----------------    --------          --------       -------------
Severance and related costs          $   --          $ 4,241           $(1,095)          $3,146
Exit costs                               --              310              (151)             159
Asset write-offs                         --              112              (112)              --
                                     ------          -------           -------           ------
                                     $   --          $ 4,663           $(1,358)          $3,305
                                     ======          =======           =======           ======

During the third quarter of 2001, the Company adopted a restructuring plan that resulted in the recognition of a restructuring charge of $50.9 million. Of the approximately 1,000 positions to be eliminated under this plan, 864 individuals have been terminated as of June 30, 2002.

Activity during the first six months of 2002 was as follows for the 2001 Plan (in thousands):

                                                                    Revisions to 2001 Plan
                                                                   -------------------------
                                  Balance at       Write-Offs/                                   Balance at
                              December 31, 2001     Payments        Reversals       Accruals   June 30, 2002
                              -----------------     --------        ---------       --------   -------------
Severance and related costs        $ 19,323         $ (9,181)        $(5,725)        $   --        $4,417
Exit costs                            8,806           (2,771)         (3,347)         2,472         5,160
                                   --------         --------         -------         ------        ------
                                   $ 28,129         $(11,952)        $(9,072)        $2,472        $9,577
                                   ========         ========         =======         ======        ======

The Company adopted a restructuring plan in January 2000 ("January 2000 Plan") and a follow-on restructuring plan which resulted in the recognition of a restructuring charge of $58.6 million. Of the approximately 990 positions that were to be eliminated under these plans, 916 positions have been terminated as of June 30, 2002, which includes 770 positions under the January 2000 Plan.

Activity during the first six months of 2002 was as follows for the 2000 plans (in thousands):

                                                                Revisions to
                                  Balance at     Write-Offs/      January     Balance at
                              December 31, 2001   Payments       2000 Plan   June 30, 2002
                              -----------------   --------       ---------   -------------
Severance and related costs        $   894         $  (693)          $ --        $  201
Exit costs                           1,714            (971)         1,937         2,680
                                   -------         -------         ------        ------
                                   $ 2,608         $(1,664)        $1,937        $2,881
                                   =======         =======         ======        ======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

As a result of the restructuring plans, the Company has approximately 400,000 square feet of abandoned leased facilities as of June 30, 2002. A portion of these facilities has been subleased and the Company is pursuing disposition of the remaining abandoned facilities. Below is a summary of the total lease obligations for the abandoned facilities (in thousands):

Remainder of 2002                                                        $  3,840
2003                                                                        5,587
2004                                                                        3,516
2005                                                                        2,764
2006                                                                        2,707
Thereafter                                                                  7,544
                                                                         --------
Gross abandoned lease obligations                                          25,958
Less: sublease/restructuring accrual                                      (13,947)
                                                                         --------
Total obligation in excess of
existing subleases and related
restructuring accrual balances                                           $ 12,011
                                                                         ========

11.      Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                             Three months ended June 30         Six months ended June 30
                                             --------------------------         ------------------------
                                               2002             2001             2002             2001
                                              -------          -------          -------          -------
Weighted average shares:
     Basic weighted average shares            118,352          117,149          118,518          116,746
     Effect of dilutive securities:
     Stock options                                592            3,698            1,035            3,754
                                              -------          -------          -------          -------
     Diluted weighted average shares          118,944          120,847          119,553          120,500
                                              =======          =======          =======          =======

Options to purchase approximately 11.0 million shares and 13.8 million shares of the Company's Common Stock were outstanding during the three and six months ended June 30, 2002, respectively, but were not included in the computation of diluted net income per share because the option's exercise price was greater than the average market price of the Company's Common Stock and, therefore, the effect would be antidilutive.

12.      Comprehensive Income

The following table represents the Company's comprehensive income for the three and six months ended June 30, 2002 and 2001, respectively (in thousands):

                                                                  Three months ended June 30   Six months ended June 30
                                                                  --------------------------   ------------------------
                                                                      2002          2001          2002          2001
                                                                    --------      --------      --------      --------
Net income                                                          $ 20,626      $  9,674      $ 37,887      $ 17,465
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable securities,
     net of income taxes                                             (12,828)       55,719       (11,178)      (27,245)
   Reclassification adjustment, net of income taxes                   (4,597)            -        (7,750)            -
   Foreign currency adjustment                                        32,263        (7,398)       24,477       (21,344)
                                                                    --------      --------      --------      --------
Comprehensive income (loss)                                         $ 35,464      $ 57,995      $ 43,436      $(31,124)
                                                                    ========      ========      ========      ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

13.      Segments

The following table presents the Company's operations by reportable segment. The Company is managed through four reportable segments, namely, the product development group, the commercial services group, the informatics group and the PharmaBio group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture in May 2002, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio group is primarily responsible for facilitating non-traditional customer alliances and consists primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. During 2002, the Late Phase, primarily Phase IV, operations included in the commercial services group were reclassified to the product development group in order to consolidate the operational and business development activities. These changes are reflected in all periods presented. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in segment profitability. Significant intersegment revenues have been eliminated. (In thousands)

                        Three months ended June 30, 2002

                                    Product          Commercial
                                  Development         Services        Informatics      PharmaBio      Eliminations     Consolidated
                                  -----------         --------        -----------      ---------      ------------     ------------
Net services:
   External                         $231,231          $122,092          $7,657          $    --          $     --        $360,980
   Intersegment                           --            12,342              --               --           (12,342)             --
                                    --------          --------          ------          -------          --------        --------
   Total net services                231,231           134,434           7,657               --           (12,342)        360,980

Commercial rights and royalties           --                --              --           23,001                --          23,001

Investment                                --                --              --            6,333                --           6,333
                                    --------          --------          ------          -------          --------        --------
     Total net revenues             $231,231          $134,434          $7,657          $29,334          $(12,342)       $390,314
                                    ========          ========          ======          =======          ========        ========

     Contribution                   $115,699          $ 49,617          $3,554          $ 2,743          $     --        $171,613
                                    ========          ========          ======          =======          ========        ========

                        Three months ended June 30, 2001

                                    Product         Commercial
                                  Development        Services        Informatics      PharmaBio     Eliminations    Consolidated
                                  -----------        --------        -----------      ---------     ------------    ------------
Net services:
   External                        $232,607          $153,886          $14,662          $   --          $ --          $401,155
   Intersegment                          --                --               --              --            --                --
                                   --------          --------          -------          ------          ----          --------
   Total net services               232,607           153,886           14,662              --            --           401,155

Commercial rights and royalties          --                --               --           3,145            --             3,145

Investment                               --                --               --           2,270            --             2,270
                                   --------          --------          -------          ------          ----          --------
     Total net revenues            $232,607          $153,886          $14,662          $5,415          $ --          $406,570
                                   ========          ========          =======          ======          ====          ========

     Contribution                  $111,788          $ 44,504          $ 6,481          $1,853          $ --          $164,626
                                   ========          ========          =======          ======          ====          ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                         Six Months Ended June 30, 2002

                                     Product    Commercial
                                   Development   Services    Informatics PharmaBio  Eliminations  Consolidated
                                   -----------   --------    ----------- ---------  ------------  ------------
Net services:
   External                         $461,688     $258,112     $20,347          $-     $     --      $740,147
   Intersegment                           --       23,554          --          --      (23,554)           --
                                    --------     --------     -------     -------     --------      --------
   Total net services                461,688      281,666      20,347          --      (23,544)      740,147

Commercial rights and royalties           --           --          --      37,195           --        37,195

Investment                                --           --          --      11,115           --        11,115
                                    --------     --------     -------     -------     --------      --------
     Total net revenues             $461,688     $281,666     $20,347     $48,310     $(23,554)     $788,457
                                    ========     ========     =======     =======     ========      ========

     Contribution                   $228,112     $100,385     $ 8,024     $ 7,283     $     --      $343,804
                                    ========     ========     =======     =======     ========      ========


                         Six Months Ended June 30, 2001

                                       Product        Commercial
                                     Development       Services      Informatics    PharmaBio    Eliminations   Consolidated
                                     -----------       --------      -----------    ---------    ------------   ------------
Net services:
   External                            $457,849        $315,003        $30,126        $   --        $   --        $802,978
   Intersegment                              --              --             --            --            --              --
                                       --------        --------        -------        ------        ------        --------
   Total net services                   457,849         315,003         30,126            --            --         802,978

Commercial rights and royalties              --              --             --         5,792            --           5,792

Investment                                   --              --             --         1,368            --           1,368
                                       --------        --------        -------        ------        ------        --------
     Total net revenues                $457,849        $315,003        $30,126        $7,160        $   --        $810,138
                                       ========        ========        =======        ======        ======        ========

     Contribution                      $216,857        $ 94,809        $14,024        $1,008        $   --        $326,698
                                       ========        ========        =======        ======        ======        ========

14.      Commitments and Contingencies

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

On January 22, 2002, Federal Insurance Company ("Federal") and Chubb Custom Insurance Company ("Chubb") filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company's subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company's primary commercial general liability carrier, and Federal, the Company's excess liability carrier, seek to rescind the policies issued to the Company for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in the litigation described in the prior paragraph and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. The Company believes their allegations are without merit and intends to defend this case vigorously.

The Company is also a party to certain other pending litigation arising in the normal course of our business. In the opinion of management, based on consultation with its legal counsel, the outcome of such litigation currently pending will not have a material effect on the Company's consolidated financial statements.

15.      Recently Adopted Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 as required to do so on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations and/or financial position.

In November 2001, the Emerging Issues Task Force ("EITF") released EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," requiring companies to report reimbursed costs as part of gross revenues. The Company adopted the provisions of EITF 01-14 as required to do so on January 1, 2002 and, as such, reimbursed service costs have been reclassified to gross service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. During the three and six months ended June 30, 2002, these commercialization reimbursed service costs totaled approximately $16.1 million and $35.7 million, respectively.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

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

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, risks associated with entering into a new line of business such as those being entered into by PharmaBio, our ability to distribute backlog among project management groups and match demand to resources, our actual operating performance, the actual savings and operating improvements resulting from our restructuring activities, our ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the risk that our joint venture with McKesson Corporation relating to the informatics business will not be successful, liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See "Risk Factors" below for additional factors that could cause actual results to differ.

Results of Continuing Operations

We adopted Emerging Issues Task Force Issue 01-14 on January 1, 2002, as required. This new accounting guidance requires us to report reimbursed service costs as part of gross service revenues. Our reimbursed service costs include such items as payments to investigators and travel expenses for our clinical monitors and sales representatives. Historically, we have not reported these reimbursed service costs as service revenues since we do not earn a profit on these costs. In accordance with this new accounting guidance, we have reclassified reimbursed service costs to gross service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $16.1 million and $35.7 million for the three and six months ended June 30, 2002, respectively.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Three Months Ended June 30, 2002 and 2001

Gross service revenues, which are total service fees accrued to our customers including reimbursed service costs, for the second quarter of 2002 were $468.9 million versus $467.4 million for the second quarter of 2001. Reimbursed service expenses, which are pass-through expenses that are to be reimbursed by our customers, were $107.9 million for the second quarter of 2002 as compared to $66.2 million for the second quarter of 2001.

Gross service revenues accrued to our customers less reimbursed service costs, or net service revenues, for the second quarter of 2002 were $361.0 million, a decrease of $40.2 million or (10.0%) over the second quarter of 2001 net service revenues of $401.2 million. Net service revenues were positively impacted by approximately $1.8 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro and the British pound. This was partially offset by the strengthening of the US Dollar relative to the South African Rand. Using a constant exchange rate for each period, net service revenues decreased $42.0 million or (10.5%). Net service revenues increased in the Asia Pacific region $6.7 million or 16.9% to $46.2 million. Net service revenues increased $13.9 million or 9.8% to $156.4 million in the Europe and Africa region. Net service revenues decreased $60.8 million or (27.7%) to $158.3 million in the Americas region primarily as a result of the decline in the commercial services segment due to continued difficult business conditions for large fee-for-service contracts in the United States.

Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the second quarter of 2002 were $23.0 million, an increase of $19.9 million over the second quarter of 2001 commercial rights and royalties revenues of $3.1 million. These revenues include revenues from products for which we have acquired certain commercial rights, such as the dermatology products, Solaraze(TM) and ADOXA(TM). Also included are product revenues that we receive in exchange for providing commercial or product development services. The $19.9 million increase is primarily the result of our acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its suite of dermatology products, a new risk sharing contract in Europe with a large pharmaceutical customer and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc.

Investment revenues, which include gains and losses on the sale of equity securities and impairment of investment instruments, for the second quarter of 2002 were $6.3 million versus $2.3 million for the second quarter of 2001.

Total net revenues decreased $16.3 million or (4.0%) to $390.3 million for the second quarter of 2002 from $406.6 million for the second quarter of 2001.

Service costs, which include compensation and benefits for billable employees, and other expenses directly related to service contracts, were $192.1 million or 53.2% of net service revenues for the second quarter of 2002 versus $238.4 million or 59.4% of net service revenues for the second quarter of 2001. The reduction as a percentage of net revenue is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio group and other expenses directly related to commercial rights and royalties, were $26.6 million for the second quarter of 2002 versus $3.2 million for the second quarter of 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $12.3 million for the second quarter of 2002. The profit for these internal services is reported within the service group providing the services. The second quarter of 2002 also includes costs to market Solaraze(TM) and ADOXA(TM) and expenses relating to the start-up of a new risk sharing contract in Europe.

Investment costs, which include costs directly related to direct and indirect investments in our customers or other third parties as part of the financing arrangements, were $21,000 for the second quarter of 2002 versus $317,000 for the second quarter of 2001.

Revenue less associated direct costs, or contribution, was $171.6 million or 44.0% of total net revenues for the second quarter of 2002 versus $164.6 million or 40.5% of total net revenues for the second quarter of 2001.

General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $125.9 million or 32.3% of total net revenues for the second quarter of 2002 versus $129.1 million or 31.8% of total net revenues for the second quarter of 2001. General and administrative expenses decreased $3.2 million primarily due to realization of the benefits from our restructurings including efficiencies created through the implementation of our shared service centers, as well as, global cost reduction efforts.

Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $21.3 million for the second quarter of 2002 versus $23.6 million for the second quarter of 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. During the second quarter of 2002, we completed the goodwill impairment test as of January 1, 2002, as required, in which no impairment was identified.

In the second quarter of 2002, we revised our estimates of the restructuring plan which we adopted during 2001. This review resulted in a reduction of $9.1 million in our accruals including $5.7 million in severance payments and $3.4 million in exit costs. The reductions are primarily the result of a higher than expected number of voluntary terminations, as well as the reversal of accruals that would not be used due to the formation of the Verispan joint venture.

Also during the second quarter of 2002, we recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan we announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively,

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. The remaining $4.7 million restructuring charge consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated and as of June 30, 2002, 31 individuals were terminated. Most of the eliminated positions are in our Europe and Africa region.

Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $3.4 million for the second quarter of 2002 versus $4.6 million for the second quarter of 2001. The $1.1 million decrease was due to a decline in interest rates.

Other income was $2.2 million for the second quarter of 2002 versus $150,000 for the second quarter of 2001. The $2.0 million variation was primarily the result of a gain of approximately $3.9 million for the second quarter of 2002 due to the effects of foreign currency fluctuations relating principally to the Argentine peso and the euro. This was partially offset by transaction costs associated with the formation of the Verispan joint venture.

Income before income taxes was $30.1 million or 7.7% of total net revenues for the second quarter of 2002 versus $14.4 million or 3.6% of total net revenues for the second quarter of 2001.

The effective income tax rate was 33.0% for the second quarter of 2002 and 2001, respectively. Since we conduct operations on a global basis, our effective income tax rate may vary.

We recognized $477,000 of income from equity in earnings of unconsolidated affiliates which represents our pro rata share of Verispan's net income since its formation in May 2002.

Analysis by Segment:

In the first quarter of 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group. All historical information presented has been restated to reflect this change.

The following table summarizes the operating activities for our four reportable segments for the three months ended June 30, 2002 and 2001, respectively. We do not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in our segment analysis. Significant intersegment revenues have been eliminated, (dollars in millions).

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                 Total Net Revenues                         Contribution
                        ---------------------------------      -------------------------------------------
                                                                          % of Net                % of Net
                         2002        2001        Growth %      2002       Revenues     2001       Revenues
                        ------      ------       --------     ------      --------    ------      --------
Product development     $231.2      $232.6         (0.6%)     $115.7        50.0%     $111.8        48.1%
Commercial services      134.4       153.9        (12.6)        49.6        36.9        44.5        28.9
Informatics                7.7        14.7        (47.8)         3.6        46.4         6.5        44.2
PharmaBio                 29.3         5.4        441.7          2.7         9.4         1.9        34.2
Eliminations             (12.3)         --           --           --          --          --          --
                        ------      ------                    ------                  ------
                        $390.3      $406.6         (4.0%)     $171.6        44.0%     $164.6        40.5%

The product development group's financial performance improvement was a result of the continued effect of process enhancements.

The commercial services group's financial performance was negatively impacted by continued difficult business conditions for large fee-for-service contracts in the United States. This trend is anticipated to continue at least into the next quarter. The negative impact was offset by the effects of our cost reduction efforts.

The second quarter of 2002 includes only two months of revenues and contribution for the informatics group as a result of the formation of Verispan.

The PharmaBio group's increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of our acquisition of certain assets of Bioglan and its suite of dermatology products, a new risk sharing contract in Europe and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. The performance of this group was negatively impacted by the costs associated with the marketing of Solaraze(TM) and ADOXA(TM) and expenses relating to a new risk sharing contract in Europe. We believe the costs of marketing these products and the expenses for the risk sharing contract will exceed related revenues during the first year.

Six Months Ended June 30, 2002 and 2001

Gross service revenues for the six months ended June 30, 2002 were $943.2 million versus $930.7 million for the six months ended June 30, 2001. Reimbursed service expenses were $203.1 million for the six months ended June 30, 2002 as compared to $127.7 million for the six months ended June 30, 2001.

Net service revenues for the first six months of 2002 were $740.1 million, a decrease of $62.8 million or (7.8%) over the first six months of 2001 net service revenues of $803.0 million. However, there was a negative impact of approximately $10.1 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the Japanese yen and South African Rand. The effect of weakening of the US Dollar relative to the euro and the British pound during the second quarter of 2002 offset the strengthening of the US Dollar relative to these currencies during the first quarter of 2002. Using a constant exchange rate for each period, net service revenues decreased $52.7 million or (6.6%). Net service

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

revenues increased in the Asia Pacific region $14.2 million or 19.2% to $88.1 million, which was negatively impacted by $4.4 million due to the effect of foreign currency fluctuations. Net service revenues increased $12.8 million or 4.3% to $306.2 million in the Europe and Africa region, which was negatively impacted by $5.6 million due to the effect of foreign currency fluctuations. Net service revenues decreased $89.8 million or (20.6%) to $345.8 million in the Americas region primarily as a result of the decline in the commercial services group revenues.

Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first six months of 2002 were $37.2 million, an increase of $31.4 million over the first six months of 2001 commercial rights and royalties revenues of $5.8 million. These revenues include products for which we have acquired the rights, such as the dermatology products, Solaraze(TM) and ADOXA(TM). Also included are product revenues that we receive in exchange for providing commercial or product development services. The $31.4 million increase is primarily the result of our acquisition of certain assets of Bioglan and its suite of dermatology products, a new risk sharing contract in Europe with a large pharmaceutical customer and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc.

Investment revenues, which include gains and losses on the sale of equity securities and impairment of investment instruments, for the first six months of 2002 were $11.1 million versus $1.4 million for the first six months of 2001. The first six months of 2001 included a $3.1 million impairment loss on securities whose decline in fair value was considered to be other than temporary.

Total net revenues decreased $21.7 million or (2.7%) to $788.5 million for the first six months of 2002 from $810.1 million for the first six months of 2001.

Service costs, which include compensation and benefits for billable employees, and other expenses directly related to service contracts, were $403.6 million or 54.5% of net service revenues for the first six months of 2002 versus $477.3 million or 59.4% of net service revenues for the first six months of 2001. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio group and other expenses directly related to commercial rights and royalties, were $40.8 million for the first six months of 2002 versus $5.8 million for the first six months of 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $23.6 million for the first six months of 2002. The profit for these internal services is reported within the service group providing the services. The first six months of 2002 also includes costs to launch and market Solaraze(TM) and ADOXA(TM) and expenses relating to a new risk sharing contract in Europe.

Investment costs, which include costs directly related to direct and indirect investments in our customers or other third parties as part of the financing arrangements, were $179,000 for the first six months of 2002 versus $347,000 for the first six months of 2001.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Revenue less associated direct costs, or contribution, was $343.8 million or 43.6% of total net revenues for the first six months of 2002 versus $326.7 million or 40.3% of total net revenues for the first six months of 2001.

General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $253.1 million or 32.1% of total net revenues for the first six months of 2002 versus $263.6 million or 32.5% of total net revenues for the first six months of 2001. General and administrative expenses decreased $10.5 million primarily due to realization of the benefits from our restructurings including efficiencies created through the implementation of our shared service centers, as well as, global cost reduction efforts.

Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $42.7 million for the first six months of 2002 versus $46.0 million for the first six months of 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. During the second quarter of 2002, we completed the goodwill impairment test as of January 1, 2002, as required, in which no impairment was identified.

In the second quarter of 2002, we revised our estimates of the restructuring plan which we adopted during 2001. This review resulted in a reduction of $9.1 million in our accruals, including $5.7 million in severance payments and $3.3 million in exit costs.

Also during the second quarter of 2002, we recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan we announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities.

Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $6.7 million for the first six months of 2002 versus $10.4 million for the first six months of 2001. The $3.7 million decrease was due to a decline in interest rates.

Other income was $1.1 million for the first six months of 2002 versus $768,000 for the first six months of 2001. The $361,000 variation was a result of several factors, including effects of foreign currency translations, disposal of assets and transaction costs associated with the formation of the Verispan joint venture.

Income before income taxes was $55.8 million or 7.1% of total net revenues for the first six months of 2002 versus $26.1 million or 3.2% of total net revenues for the first six months of 2001.

The effective income tax rate was 33.0% for the first six months of 2002 and 2001, respectively. Since we conduct operations on a global basis, our effective income tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

We recognized $477,000 of income from equity in earnings of unconsolidated affiliates which represents our pro rata share of Verispan's net income since its formation in May 2002.

Analysis by Segment:

During the first quarter of 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group. All historical information presented has been restated to reflect this change.

The following table summarizes the operating activities for our four reportable segments for the six months ended June 30, 2002 and 2001, respectively. We do not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in our segment analysis. Significant intersegment revenues have been eliminated, (dollars in millions).

                              Total Net Revenues                           Contribution
                        -------------------------------       ------------------------------------------
                                                                        % of Net                 % of Net
                         2002        2001       Growth %       2002      Revenues      2001      Revenues
                        ------      ------      --------      ------    ---------     ------     --------
Product development     $461.7      $457.8          0.8%      $228.1        49.4%     $216.9        47.4%
Commercial services      281.7       315.0        (10.6)       100.4        35.6        94.8        30.1
Informatics               20.3        30.1        (32.5)         8.0        39.4        14.0        46.6
PharmaBio                 48.3         7.2        574.7          7.3        15.1         1.0        14.1
Eliminations             (23.6)         --           --           --          --          --          --
                        ------      ------                    ------                  ------
                        $788.5      $810.1         (2.7%)     $343.8        43.6%     $326.7        40.3%

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

The informatics group's performance was impacted by the pending transfer of this group into a joint venture with McKesson which was completed in May 2002. The 2002 results include only five months of revenues and contribution for the informatics group.

The PharmaBio group's increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of our acquisition of certain assets of Bioglan and its suite of dermatology products, a new risk sharing contract in Europe and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. This group was negatively impacted by the costs associated with the launch and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

marketing of Solaraze(TM) and ADOXA(TM). We believe the costs of marketing these products and expenses for the risk sharing contract will exceed related revenues during the first year.

Liquidity and Capital Resources

Cash and cash equivalents were $592.0 million at June 30, 2002 as compared to $565.1 million at December 31, 2001.

Cash from operations was $92.4 million for the six months ended June 30, 2002 versus $78.1 million for the comparable period of 2001. Decreasing cash from operations for the six months ended June 30, 2002 was approximately $15.0 million primarily relating to the funding of our sales forces under the commercial rights and royalties arrangements with certain customers. Increasing cash from operations for the six months ended June 30, 2001 was an income tax refund of $47.6 million. Investing activities consisted primarily of the acquisition of certain assets of Bioglan, purchases and sales of equity investments and other investments and capital asset purchases. Purchases of equity investments and other investments required an outlay of cash of $8.3 million for the six months ended June 30, 2002 compared to an outlay of $28.2 million for the same period in 2001. We received $18.6 million of proceeds from the sale of equity investments and other investments during the six months ended June 30, 2002 as compared to $4.6 million for the same period in 2001. Capital asset purchases required an outlay of cash of $21.2 million for the six months ended June 30, 2002 compared to an outlay of $44.6 million for the same period in 2001.

On March 22, 2002, we acquired certain assets of Bioglan, including approximately $1.6 million in cash, for approximately $27.9 million. As part of the agreement, we also acquired Bioglan's rights to certain dermatology products already on the market in the United States, including ADOXA(TM).

The following table is a summary of our net service receivables outstanding (dollars in thousands):

                                                      June 30, 2002     December 31, 2001
                                                      -------------     -----------------
Trade service accounts receivable, net                  $ 232,507           $ 258,917
Unbilled services                                         149,490             166,754
Unearned income                                          (208,902)           (205,783)
                                                        ---------           ---------
Net service receivables outstanding                     $ 173,095           $ 219,888
                                                        =========           =========

Number of days of service revenues outstanding                 34                  43

The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

Investments in debt securities were $37.7 million at June 30, 2002 as compared to $37.0 million at December 31, 2001. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer at par, and money funds.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Investments in marketable equity securities at June 30, 2002 were $47.3 million, a decrease of $30.7 million, as compared to $78.0 million at December 31, 2001. This decrease is due primarily to unrealized losses on the portfolio as a result of stock price declines and sales of marketable equity securities.

Investments in non-marketable equity securities and loans at June 30, 2002 were $45.0 million, an increase of $7.4 million, as compared to $37.6 million at December 31, 2001.

In May 2002, we completed the formation of our previously announced healthcare informatics joint venture, Verispan, with McKesson which is designed to leverage the operational strengths of the healthcare information businesses of each company. We are equal co-owners of a majority of the equity of Verispan with McKesson with a portion of the equity in Verispan owned or to be issued to key providers of de-identified healthcare data in exchange for the data. We contributed the net assets of our informatics group to the joint venture and funded $10.0 million to Verispan. Accordingly, we have recorded our investment in Verispan which is approximately $122.9 million at June 30, 2002 as an investment in unconsolidated affiliates. Verispan will license data products to McKesson and us for use in our core businesses. Under the license arrangement, our product development and commercial services groups continue to have access to Verispan's market information and products, at no further cost to us, to enhance their service delivery to our customers.

We have available to us a L10.0 million (approximately $15.3 million) unsecured line of credit and a L1.5 million (approximately $2.3 million) general banking facility with a U.K. bank. At June 30, 2002, we did not have any outstanding balances on these facilities.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002. In February 2002, the Board extended this authorization until March 1, 2003. During the first six months of 2002, we entered into agreements to repurchase approximately 1.6 million shares for an aggregate price of $22.2 million. Shareholders' equity at June 30, 2002 was $1.480 billion versus $1.455 billion at December 31, 2001.

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

Subsequent Events

In July 2002, we entered into an agreement with Eli Lilly and Company, LLY, to support LLY in its commercialization efforts for Cymbalta(TM) in the United States. LLY has submitted a New Drug Application, or NDA, for Cymbalta(TM), which is currently under review by the United States Food and Drug

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Administration, also known as the FDA, for the treatment of depression. Under the terms of the agreement, we will provide, at our expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta(TM) for the five years following product launch. The sales force will promote Cymbalta(TM) in its primary, or P1, position within sales calls.
During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. We will make marketing and milestone payments to LLY totaling $110 million; the first $30 million is payable during the third quarter of 2002, $40 million is due based upon LLY receiving an approvable letter from the FDA for Cymbalta(TM), and the remaining $40 million is due throughout the four quarters following approval. The initial $30 million payment from us is on an at-risk basis, and is not refundable in the event LLY does not receive an approvable letter for Cymbalta(TM). The following $40 million is also on an at-risk basis, and is not refundable in the event the FDA does not grant final approval following the issuance of an approvable letter. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY's manufacturing processes and facilities, we will be entitled to recoup our pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta(TM) by LLY or sublicense of Cymbalta(TM) to third parties, if any. The $110 million in payments will be capitalized and amortized ratably as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. In return for the P1 position for Cymbalta(TM) and the marketing and milestone payments, LLY will pay us 8.25% of U.S. Cymbalta(TM) sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. As of June 30, 2002, we have not paid any funds to LLY under the agreement. In addition to our obligations, LLY is obligated to spend at specified levels. Further, LLY or we have the ability to cancel this agreement if Cymbalta(TM) is not approved by January 31, 2005, in which case we would write-off any payments made through that date, unless the FDA had failed to grant approval for Cymbalta(TM) based on concerns over LLY's manufacturing processes and facilities. Royalty payments to us under this agreement may not be adequate to offset our expenses in providing the sales force or making milestone and marketing payments. At least during the first year, we expect that our expenses will exceed revenues under this agreement.

In July 2002, we entered into an agreement with Columbia Laboratories, Inc., or COB, to assist COB in the U.S. commercialization of the following women's health products: Prochieve(TM) 8%, Prochieve(TM) 4%, Advantage-S(R) and RepHresh(TM). Under the terms of the agreement, we purchased 1,121,610 shares of COB common stock for $5.5 million. We will also pay to COB four quarterly payments of $1.125 million each commencing in the third quarter of 2002 in exchange for royalties of 5% on the sales of the four COB products for a five-year period beginning in the first quarter of 2003. The aggregate royalties are subject to contractual minimums and maximums. In addition, we will provide to COB, at COB's expense on a fee-for-service basis, a sales force to commercialize the products.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Backlog and Net New Business Reporting

We report backlog, $1.783 billion at June 30, 2002, based on anticipated net revenue from uncompleted projects that our customers have authorized. Backlog at June 30, 2002 includes approximately $77 million of backlog related to services contracted from our service groups, primarily commercial services, in connection with the strategic alliances forged by our PharmaBio group.

Net new business, which anticipated net revenue from contracts which we entered into during the period and adjusted for contracts which were cancelled during the period, for the six months ended June 30, 2002 was $580 million including $54 million of internal service contracts. Net new business for our product development and commercial services groups during this same time was $360 million and $220 million, respectively.

We do not include product revenue or commercial rights-related revenue (royalties and commissions) in backlog or net new business. Our backlog and net new business is calculated based upon our estimate of forecasted currency exchange rates. Annually, we adjust the beginning balance of our backlog to reflect changes in our forecasted currency exchange rates. Our backlog and net new business at any time can be affected by:

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

The reporting of revenue backlog and net new business is not authoritatively prescribed, therefore practices tend to vary among competitors and reported amounts are not necessarily comparable.

RISK FACTORS

In addition to the other information provided in this report, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts customers away from our services.

We may not be able to derive the benefits we hope to achieve from our joint venture with McKesson.

In May 2002, we completed the formation of a joint venture with McKesson Corporation designed to leverage the operational strengths of the healthcare information business of each party. As part of the formation of the joint venture, we contributed our former informatics business. As a result, the joint venture remains subject to the risks to which our informatics business was exposed. If the joint venture is not successful or if it experiences any of the difficulties described below, there could be an adverse effect on our results of operations and financial condition, as the joint venture is a pass-through entity and, as such, its results are reflected in our financial statements to the extent of our interest in the joint venture. We may not achieve the intended benefits of the joint venture if it is not able to secure additional data in exchange for equity. Although the joint venture currently is in discussions with several major data providers to become equity participants in the joint venture in exchange for data, it is possible that these or other data providers will prefer to receive cash as payment for data, instead of equity in the joint venture, or will not want to participate at all. Such a trend could have a material adverse effect on the joint venture's operations and financial condition. The joint venture also could encounter other difficulties, including:

- its ability to obtain continuous access to de-identified healthcare data from third parties in sufficient quantities to support its informatics products;

- its ability to process and use the volume of data received from a variety of data providers;

- its ability to attract customers, besides Quintiles and McKesson, to purchase its products and services;

- the risk of changes in healthcare information privacy laws and regulations that could create a risk of liability, increase the cost of the joint venture's business or limit its service offerings;

- the risk that industry regulation may restrict the joint venture's ability to analyze and disseminate pharmaceutical and healthcare data; and

- the risk that it will not be able to effectively and cost-efficiently replace services previously provided to the contributed businesses by the former parent corporations.

Although we have a license to the joint venture company's data products for use by our product development and commercial services groups, if the joint venture is unable to provide us with the quality and character of data products that we need to support those services, we will not be able to fully realize the benefits of the joint venture and will need to seek other strategic alternatives to achieve our goals.

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

As part of our PharmaBio Development business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. These transactions may include making a strategic investment in a customer, providing financing to a customer, or taking an interest in the revenues from a customer's product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive FDA approval or achieve the level of market acceptance or customer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular arrangement. The potential negative effect to us could increase depending on the nature and timing of our investments and the length of time before it becomes apparent that the product will not achieve commercial success. Our financial results would be adversely affected if our customer or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs of performance, investment or financing.

Our rights to market and sell certain pharmaceutical products expose us to product risks typically associated with pharmaceutical companies.

Our recent acquisition of the rights to market and sell Solaraze(TM) and the rights to other dermatology products acquired from Bioglan, as well as any other product rights we may hold at any time, subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product rights we may acquire in the future, experience negative reactions or adverse side effects or in the event it causes injury, is found to be unsuitable

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

for its intended purpose or is otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical products.

These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product rights we may acquire in the future. For example, as a result of our decision to outsource the manufacturing and distribution of Solaraze(TM), we are unable to directly monitor quality control in the manufacturing and distribution processes.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results. Although, we maintain insurance to cover ordinary risks, insurance would not cover the risk of a customer deciding not to do business with us as a result of poor performance.

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

In connection with our contribution to our joint venture with McKesson, the joint venture company assumed our obligation under our settlement agreement with WedMD to indemnify WebMD for losses arising out of or in connection with the cancelled Data Rights Agreement with WebMD, our data business that we contributed to the joint venture, the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, any transmission or delivery by ENVOY of data to us or violations of law or contract attributable to any such event. This indemnity obligation is limited to 50% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

transferred to the joint venture. Although the joint venture company has assumed our indemnity obligations to WebMD relating to our data business, WebMD may seek indemnity from us and we would have to proceed against the joint venture. In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD, including a class action lawsuit filed against ENVOY prior to its purchase by us and subsequent sale to WebMD. Our indemnification obligation with regard to losses arising from the sale of ENVOY to WebMD is not subject to the limitation on the first $20 million of losses described above.

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

The markets for our services are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to:

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at June 30, 2002. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We have one customer that accounted for 11.3% and 11.9% of our net service revenues for the three and six months ended June 30, 2002, respectively. These revenues resulted from services provided by the product development, commercial services and informatics groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

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

On January 22, 2002, Federal Insurance Company and Chubb Custom Insurance Company filed suit against us and two of our subsidiaries, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the litigation described in the prior paragraph, and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. We believe their allegations are without merit and intend to defend this case vigorously.

We are also a party to certain other pending litigation arising in the normal course of our business. While the final outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on consultation with legal counsel, that the outcome of these other matters would not materially affect our consolidated financial position or results of operations.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended June 30, 2002, options to purchase 2,000 shares of our common stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 1, 2002, the Company held its Annual Meeting of Shareholders during which the shareholders:

         (1) Elected three nominees to serve as Class II directors with terms continuing until the Annual Meeting of Shareholders in 2005. The votes were cast as follows:

                                                                                 Broker
                                           For             Withheld             Non-Vote
                                           ---             --------             --------
Vaughn D. Bryson                       104,907,731         2,436,798               --
Pamela J. Kirby, Ph.D.                 104,656,195         2,688,334               --
William L. Roper, M.D., MPH            104,818,011         2,526,518               --

         (2) Approved the Company's 2002 Stock Option Plan. The votes were cast as follows:

                                               For             Against             Abstain
                                            ----------        ----------          ---------
Approval of 2002 Stock Option Plan          54,670,818        50,472,447          2,201,264

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

         (b) During the three months ended June 30, 2002, the Company filed two reports on Form 8-K, one of which was amended by Form 8-K/A.

The Company filed a Form 8-K, dated April 17, 2002, including its press release announcing the Company's earnings information for the period ended March 31, 2002.

The Company filed a Form 8-K, dated May 17, 2002 (as amended by Form 8-K/A on May 29, 2002) reporting a change in its certifying accountants.

No other reports on Form 8-K were filed or furnished during the three months ended June 30, 2002.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Quintiles Transnational Corp.
                     --------------------------------------
                                   Registrant



Date   August 14, 2002              \s\ Dennis B. Gillings
    ---------------------           -------------------------------------------
                                    Dennis B. Gillings, Chairman

Date   August 14, 2002              \s\ Pamela J. Kirby
    ---------------------           -------------------------------------------
                                    Pamela J. Kirby, Chief Executive Officer

Date   August 14, 2002              \s\ James L. Bierman
    ---------------------           -------------------------------------------
                                    James L. Bierman, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit  Description
-------  -----------
99.1     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
         to Section 906 of The Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002