Form 10-Q
period 2002-09-30
QUINTILES TRANSNATIONAL CORP
filed 2002-11-14
CIK 919623

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 2002

                        Commission file number 000-23520


                         QUINTILES TRANSNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                              56-1714315
----------------------------------------  ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 4709 Creekstone Dr., Suite 200
            Durham, NC                                27703-8411
----------------------------------------  -------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

The number of shares of Common Stock, $.01 par value, outstanding as of September 30, 2002 was 117,706,316.

                                     Index

                                                                                Page
                                                                                ----

Part I.    Financial Information

           Item 1.           Financial Statements (unaudited)
                             Condensed consolidated balance sheets -
                             September 30, 2002 and December 31, 2001             3

                             Condensed consolidated statements of
                             operations - Three months ended September
                             30, 2002 and 2001; nine months ended
                             September 30, 2002 and 2001                          4

                             Condensed consolidated statements of
                             cash flows - Nine months ended
                             September 30, 2002 and 2001                          5

                             Notes to condensed consolidated financial
                             statements - September 30, 2002                      6

           Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of Operations       20

           Item 3.           Quantitative and Qualitative Disclosure
                             about Market Risk                                   39

           Item 4.           Controls and Procedures                             39

Part II.   Other Information

           Item 1.           Legal Proceedings                                   40

           Item 2.           Changes in Securities and Use of Proceeds           41

           Item 3.           Defaults upon Senior Securities - Not Applicable    41

           Item 4.           Submission of Matters to a Vote of Security
                             Holders - Not applicable                            41

           Item 5.           Other Information - Not Applicable                  41

           Item 6.           Exhibits and Reports on Form 8-K                    41

Signatures                                                                       42

Certifications                                                                   43

Exhibit Index                                                                    47

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30      DECEMBER 31
                                                                      2002              2001
                                                                  ------------      -----------
                                                                  (unaudited)         (Note 1)
ASSETS                                                           in thousands, except share data)
   Current assets:
   Cash and cash equivalents                                      $   617,409       $   565,063
   Trade accounts receivable and unbilled services, net               355,432           426,954
   Investments in debt securities                                      27,232            27,489
   Prepaid expenses                                                    29,322            28,085
   Other current assets and receivables                                38,270            32,147
                                                                  -----------       -----------
         Total current assets                                       1,067,665         1,079,738

Property and equipment                                                464,602           469,919
Less accumulated depreciation                                        (199,112)         (196,144)
                                                                  -----------       -----------
                                                                      265,490           273,775
Intangibles and other assets:
   Investments in debt securities                                      10,738             9,510
   Investments in marketable equity securities                         45,073            77,992
   Investments in non-marketable equity securities and loans           46,312            37,590
   Investments in unconsolidated affiliates                           121,057                --
   Goodwill                                                            65,138           163,651
   Other identifiable intangibles, net                                131,347           123,999
   Deferred income taxes                                              157,403           136,686
   Deposits and other assets                                          146,509            44,799
                                                                  -----------       -----------
                                                                      723,577           594,227
                                                                  -----------       -----------
         Total assets                                             $ 2,056,732       $ 1,947,740
                                                                  ===========       ===========




LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $   267,464       $   223,573
   Credit arrangements, current                                        20,424            16,116
   Unearned income                                                    218,749           205,783
   Income taxes                                                        27,471            14,811
   Other current liabilities                                            1,621             1,903
                                                                  -----------       -----------
        Total current liabilities                                     535,729           462,186

Long-term liabilities:
   Credit arrangements, less current portion                           20,481            21,750
   Other liabilities                                                    5,050             8,716
                                                                  -----------       -----------
                                                                       25,531            30,466
                                                                  -----------       -----------
        Total liabilities                                             561,260           492,652

Shareholders' equity:
   Preferred stock, none issued and outstanding
        at September 30, 2002 and December 31, 2001                        --                --
   Common stock and additional paid-in capital,
      117,706,316 and 118,623,669 shares issued
      and outstanding at September 30, 2002 and
      December 31, 2001, respectively                                 877,758           897,075
   Retained earnings                                                  648,208           589,142
   Accumulated other comprehensive loss                               (30,494)          (31,129)
                                                                  -----------       -----------
        Total shareholders' equity                                  1,495,472         1,455,088
                                                                  -----------       -----------
        Total liabilities and shareholders' equity                $ 2,056,732       $ 1,947,740
                                                                  ===========       ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30                 SEPTEMBER 30
                                                                           2002           2001          2002           2001
                                                                         ---------    -----------    -----------    -----------
                                                                                 (in thousands, except per share data)
Revenues:
    Gross service revenues                                               $ 458,839    $   462,540    $ 1,402,058    $ 1,393,194
    Commercial rights and royalties                                         28,671         10,472         65,866         16,264
    Investment                                                               3,455         (7,691)        14,570         (6,323)
                                                                         ---------    -----------    -----------    -----------
    Total gross revenues                                                   490,965        465,321      1,482,494      1,403,135
    Less: reimbursed service costs                                          94,058         65,909        297,130        193,585
                                                                         ---------    -----------    -----------    -----------
                                                                           396,907        399,412      1,185,364      1,209,550

Costs of revenues (excluding general, administrative, depreciation and amortization expenses shown below):
     Service                                                               186,110        232,771        589,735        710,056
     Commercial rights and royalties                                        29,065         10,718         69,914         16,526
     Investment                                                                 38             61            217            408
                                                                         ---------    -----------    -----------    -----------
                                                                           215,213        243,550        659,866        726,990
                                                                         ---------    -----------    -----------    -----------
Contribution                                                               181,694        155,862        525,498        482,560

General, administrative and other:
     General and administrative                                            128,842        127,598        381,970        391,243
     Depreciation and amortization                                          20,837         24,345         63,504         70,387
     Restructuring charges                                                      --         52,023             --         54,169
     Write-off of goodwill and other assets                                     --         20,120             --         20,120
     Interest (income) expense, net                                         (3,256)        (3,825)        (9,954)       (14,258)
     Other (income) expense, net                                             1,473            183            344           (585)
     Impairment on investment in WebMD common stock                             --        334,023             --        334,023
                                                                         ---------    -----------    -----------    -----------
                                                                           147,896        554,467        435,864        855,099
                                                                         ---------    -----------    -----------    -----------
Income (loss) before income taxes                                           33,798       (398,605)        89,634       (372,539)
Income tax expense (benefit)                                                11,602       (132,694)        30,028       (124,093)
                                                                         ---------    -----------    -----------    -----------
Income (loss) before equity in (losses) earnings of
      unconsolidated affiliates                                             22,196       (265,911)        59,606       (248,446)
Equity in (losses) earnings of unconsolidated affiliates                    (1,017)            --           (540)            --
                                                                         ---------    -----------    -----------    -----------
Income (loss) from continuing operations                                    21,179       (265,911)        59,066       (248,446)

Extraordinary gain from sale of discontinued operation, net of
      income taxes                                                              --        142,030             --        142,030
                                                                         ---------    -----------    -----------    -----------

Net income (loss)                                                        $  21,179    $  (123,881)   $    59,066    $  (106,416)
                                                                         =========    ===========    ===========    ===========
Basic net income (loss) per share:
    Income (loss) from continuing operations                             $    0.18    $     (2.22)   $      0.50    $     (2.11)
    Extraordinary gain from sale of discontinued operation                      --           1.19             --           1.21
                                                                         ---------    -----------    -----------    -----------
    Basic net income (loss) per share                                    $    0.18    $     (1.03)   $      0.50    $     (0.90)
                                                                         =========    ===========    ===========    ===========

Diluted net income (loss) per share:
    Income (loss) from continuing operations                             $    0.18    $     (2.22)   $      0.50    $     (2.11)
    Extraordinary gain from sale of discontinued operation                      --           1.19             --           1.21
                                                                         ---------    -----------    -----------    -----------
    Diluted net income (loss) per share                                  $    0.18    $     (1.03)   $      0.50    $     (0.90)
                                                                         =========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                                       2002             2001
                                                                                    ---------         ---------
                                                                                           (in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                   $  59,066         $(106,416)
Gain on the sale of discontinued operation, net of income taxes                            --          (142,030)
                                                                                    ---------         ---------
Net income (loss) from continuing operations                                           59,066          (248,446)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                       65,387            71,143
   Restructuring charge (payments) accrual, net                                       (18,953)           32,872
   (Gain) loss from sales and impairments of investments, net                         (14,609)          340,346
   Benefit from deferred income tax expense                                            (7,432)         (229,256)
   Change in operating assets and liabilities                                          83,475           134,445
   Other                                                                                1,967             1,332
                                                                                    ---------         ---------
Net cash provided by operating activities                                             168,901           102,436

INVESTING ACTIVITIES
Acquisition of property and equipment                                                 (30,608)          (59,769)
Proceeds from disposition of property and equipment                                     4,022             7,460
Acquisition of businesses, net of cash acquired                                       (25,450)           (6,620)
(Purchases of) proceeds from debt securities, net                                      (1,148)           71,882
Purchases of equity securities and other investments                                  (15,028)          (30,674)
Proceeds from sale of equity securities and other investments                          24,803             4,838
Purchases of commercial rights                                                        (41,435)               --
Advances to unconsolidated affiliates                                                 (10,328)               --
                                                                                    ---------         ---------
Net cash used in investing activities                                                 (95,172)          (12,883)

FINANCING ACTIVITIES
Decrease in lines of credit, net                                                           --               (44)
Principal payments on credit arrangements, net                                        (11,081)          (12,466)
Issuance of common stock, net                                                           7,730            46,050
Repurchase of common stock                                                            (27,024)           (7,709)
                                                                                    ---------         ---------
Net cash (used in) provided by financing activities                                   (30,375)           25,831

Effect of foreign currency exchange rate changes on cash                                8,992            (3,686)
                                                                                    ---------         ---------

Increase in cash and cash equivalents                                                  52,346           111,698
Cash and cash equivalents at beginning of period                                      565,063           330,214
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $ 617,409         $ 441,912
                                                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated statements.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

                               September 30, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Quintiles Transnational Corp. (the "Company").

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2001 financial statements have been reclassed or modified to conform with the 2002 financial statement presentation. The reclassifications and modifications had no effect on previously reported net income, shareholders' equity or net income per share.

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

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. ("CVTX") to commercialize Ranolazine for angina in the United States and Canada. Under the terms of this agreement, the Company purchased 1,043,705 shares of CVTX's common stock for $5 million of which the Company owns 256,705 shares as of September 30, 2002, and has made available a $10 million credit line for pre-launch sales and marketing activities. Once Ranolazine, which has completed Phase III studies, is approved, the Company will provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The Company will also make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Additionally, the Company has committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return it will receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranolazine in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company will also receive royalties in years six and seven.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of September 30, 2002, the Company has capitalized 251.8 million philippino pesos (approximately $4.8 million) related to these commercial rights, and is amortizing these costs over seven years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

In January 2001, the Company entered into an agreement with Scios Inc. ("SCIO") to market Natrecor(R) for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. The $30 million in payments will be capitalized and amortized ratably as a reduction of revenue over the 24-month service period. As of September 30, 2002, $20.3 million has been paid by the Company. The Company also received warrants to purchase 700,000 shares of SCIO's common stock at $20 per share, exercisable in installments over two and one-half years. In addition to receiving payments on a fee for service basis for providing commercialization services through May 2003, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. ("PLTT") to commercialize a natural therapy for asthma, AIROZIN(TM), in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN(TM) and a milestone-based $6 million line of credit which is convertible into PLTT's common stock, of which $4 million was funded by the Company as of September 30, 2002. Further, based on achieving certain milestones, the Company has committed to funding 50% of sales and marketing activities for AIROZIN(TM) over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZIN(TM). The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. ("DSCO") to commercialize, in the United States, DSCO's humanized lung surfactant, Surfaxin(R), which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO's common stock and a warrant to purchase 357,143 shares of DSCO's common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of September 30, 2002, the Company has made $2.8 million available under the line of credit, of which $1.3 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has agreed to fund the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin(R) for meconium aspiration syndrome, infant respiratory distress

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


syndrome and all "off-label" uses for 10 years.

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

During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. The Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of September 30, 2002, the Company estimates the cost of its minimum obligation over the remaining contract life to be approximately $46 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. Based on the terms of the letter of intent in place at March 31, 2002, the Company deferred $0.9 million of costs; with the final execution of these agreements during the second quarter of 2002, these costs were expensed. Future revenues under these agreements will be recognized as they are earned and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


costs expensed as incurred.

In July 2002, the Company entered into an agreement with Eli Lilly and Company ("LLY") to support LLY in its commercialization efforts for Cymbalta(TM) in the United States. LLY has submitted a New Drug Application ("NDA") for Cymbalta(TM), which is currently under review by the United States Food and Drug Administration ("FDA") for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta(TM) for the five years following product launch. The sales force will promote Cymbalta(TM) in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million; payments totaling $30 million were paid during the third quarter of 2002, $40 million was paid during the fourth quarter of 2002 and the remaining $40 million is due throughout the four quarters following FDA approval. The $70 million in payments made by the Company is on an at-risk basis, and is not refundable in the event the FDA does not grant final approval for Cymbalta(TM). However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY's manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta(TM) by LLY or sublicense of Cymbalta(TM) to third parties, if any. The $110 million in payments will be capitalized and amortized ratably as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the accompanying statement of cash flows as an Investing Activity - Purchases of Commercial Rights. In return for the P1 position for Cymbalta(TM) and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta(TM) sales for depression and other neuroscience indications over the five year service period followed by a 3% royalty over the subsequent three years. In addition to the Company's obligations, LLY is obligated to spend at specified levels. The Company or LLY has the ability to cancel this agreement if Cymbalta(TM) is not approved by January 31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for Cymbalta(TM) based on concerns over LLY's manufacturing processes and facilities.

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. ("COB") to assist COB in the U.S. commercialization of the following women's health products: Prochieve(TM) 8%, Prochieve(TM) 4%, Advantage-S(R) and RepHresh(TM). Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each commencing in the third quarter of 2002 in exchange for royalties of 5% on the sales of the four COB products for a five-year period beginning in the first quarter of 2003. The Company has funded $1.125 million as of September 30, 2002. The aggregate royalties are subject to a contractual minimum of $8.0 million and a maximum of $12.0 million. In addition, the Company will provide to COB, at COB's expense on a fee-for-service basis, a sales force to commercialize the products.

The Company has firm commitments under the above arrangements to provide funding of approximately $257.4 million in exchange for various commercial rights. As of September 30, 2002, the Company has funded approximately $130.6 million of these commitments and has accrued the $40 million payment due to LLY as of September 30, 2002. Further, the Company has additional future funding commitments that are

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


contingent upon satisfaction of certain milestones being met by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts.

Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements, including the $40 million payment due to LLY during the fourth quarter of 2002 (in thousands):

                                         Commitments
                                         -----------
                            2002          $ 55,171

                            2003            37,793

                            2004            10,027

                            2005            10,010

                            2006             9,914

                            2007             3,834
                                          --------
                                          $126,749
                                          ========


3. Investments - Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including "lock-up" agreements. The Company's portfolio in such investments as of September 30, 2002 is as follows (in thousands except share data):

                                                     Number of           Cost          Fair Market
Company                         Trading Symbol         Shares            Basis            Value
-------                         --------------       ---------          -------        -----------
Common Stock:
Triangle Pharmaceuticals Inc.          VIRS          3,775,000          $15,029          $10,196
The Medicines Company                  MDCO          2,059,221            8,978           22,606
CV Therapeutics, Inc.                  CVTX            256,705            1,250            5,368
Columbia Laboratories, Inc.            COB           1,121,610            5,500            5,047
Other                                                                     3,145            1,856
                                                                        -------          -------
Total marketable equity securities                                      $33,902          $45,073
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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


4. Investments - Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company's portfolio in such investments as of September 30, 2002 is as follows (in thousands):

                                                                                           Remaining Funding
                                  Company                                    Cost Basis       Commitment
                                  -------                                    ----------    -----------------
         Venture capital funds                                                 $26,957          $25,004
         Equity investments (eight companies)                                   11,546               --
         Convertible loans (five companies)                                      6,552            2,447
         Loans (two companies)                                                   1,257           18,744
                                                                               -------          -------
         Total non-marketable equity securities and loans                      $46,312          $46,195
                                                                               =======          =======

Below is a table representing management's best estimate as of September 30, 2002 of the amount and timing of the above commitments (in thousands):

                                                      Total
                                                      -----
                                        2002          $ 5,499
                                        2003           30,935
                                        2004            9,761
                                                     --------
                                                     $ 46,195
                                                     ========

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

The Company has determined that it is not practicable at each reporting date to estimate the fair value of its investments in non-marketable equity securities; however, the carrying values are reviewed if the facts and circumstances suggest that a potential impairment may have occurred. During the third quarter of each of 2002 and 2001, the Company recognized $1.0 million and $7.9 million, respectively, of losses due to such impairments mainly due to declining financial condition of certain investees.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


5. Investments in Unconsolidated Affiliates

In May 2002, the Company and McKesson Corporation ("McKesson") completed the formation of a previously announced healthcare informatics joint venture named Verispan, L.L.C. ("Verispan"). The Company and McKesson are equal co-owners of a majority of the equity of Verispan, with a portion of the equity of Verispan owned by or to be issued to key providers of de-identified healthcare data in exchange for the data. The Company contributed the net assets of its informatics group and funded $10 million to Verispan. Accordingly, the Company has recorded its investment in Verispan, approximately $120.7 million at September 30, 2002, as an investment in unconsolidated affiliates. Verispan will license data products to the Company and McKesson for use in their respective core businesses. Under the license arrangement, the Company's product development and commercial services groups continue to have access to Verispan's products to enhance their service delivery to the Company's customers.

The Company's pro rata share of Verispan's earnings, since the date of formation, is included in equity in (losses) earnings of unconsolidated affiliates. Results of operations for the informatics group prior to formation of Verispan are included in the Company's revenues and expenses as appropriate.

In January 2002, the Company acquired an equity interest in a sales and marketing organization in France for approximately $328,000. The Company's pro rata share of earnings is included in (losses) earnings of unconsolidated affiliates.

6. Goodwill and Identifiable Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As such, all goodwill is no longer amortized but reviewed at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. The Company completed the required transitional impairment test as of January 1, 2002 and the annual impairment test as of July 31, 2002 and no goodwill impairment was deemed necessary.

Through December 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years. The following is a summary of reported net loss and net loss per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

                                      Three months ended September 30, 2001  Nine months ended September 30, 2001
                                      -------------------------------------  ------------------------------------

Net loss                                          $(123,881)                            $(106,416)
Add: goodwill amortization                            1,957                                 5,864
Less: income tax benefit                               (651)                               (1,953)
                                                  ---------                             ---------
Adjusted net loss                                 $(122,575)                            $(102,505)
                                                  =========                             =========

Adjusted net loss per share:
     Basic                                        $   (1.02)                            $   (0.87)
     Diluted                                          (1.02)                                (0.87)

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


As of September 30, 2002, the Company had approximately $65.1 million of goodwill. The decrease in goodwill during 2002 is a result of the formation of the Verispan joint venture. The following is a summary of goodwill by segment (in thousands):

                                              Product      Commercial
                                            Development     Services     Informatics     Consolidated
                                            -----------    ----------    -----------     ------------
Balance as of December 31, 2001               $31,746       $30,168       $ 101,737        $ 163,651
Add: acquisition                                  202            --              --              202
Less: impairment                                   --            --              --               --
      contribution to joint venture                --            --        (101,737)        (101,737)
Impact of foreign currency fluctuations         2,324           698              --            3,022
                                              -------       -------       ---------        ---------
Balance as of September 30, 2002              $34,272       $30,866       $      --        $  65,138
                                              =======       =======       =========        =========

In conjunction with the adoption of SFAS No. 142, the Company has reclassed capitalized software and related accumulated amortization to other identifiable intangible assets from property and equipment for all periods presented. Identifiable assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years, and commercial rights, which are amortized ratably, based on estimated cash flows, over the life of the rights ranging from five to 15 years. Amortization expense associated with identifiable intangible assets was $6.6 million and $7.1 million for the three months ended September 30, 2002 and 2001, respectively, and $19.0 million and $19.3 million for the nine months ended September 30, 2002 and 2001, respectively. The following is a summary of identifiable intangible assets (in thousands):

                                            As of September 30, 2002                             As of December 31, 2001
                                      ---------------------------------------            ------------------------------------------
                                      Gross         Accumulated       Net                Gross       Accumulated            Net
                                      Amount        Amortization     Amount              Amount      Amortization          Amount
                                     --------       ------------     --------            --------    ------------         --------

Identifiable intangible assets:
  Software and related assets        $148,109         $ 77,113       $ 70,996            $156,806       $ 63,938          $ 92,868
  Commercial rights                    64,304            3,953         60,351              33,475          2,344            31,131
                                     --------         --------       --------            --------       --------          --------
                                     $212,413         $ 81,066       $131,347            $190,281       $ 66,282          $123,999
                                     ========         ========       ========            ========       ========          ========

Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $25 million to $26.5 million per year for each of the years in the five-year period ended December 31, 2006, respectively. Estimated amortization expense can be affected by various factors including future acquisitions of product and/or commercial rights.

7. Stock Repurchase

The Company was authorized by its Board of Directors to repurchase up to $100 million of the Company's Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. During the nine months ended September 30, 2002, the Company entered into agreements to repurchase 1,570,000 shares of its Common Stock for an aggregate price of approximately $22.2 million.

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


8. Significant Customers

One customer accounted for 10.9%, 11.7%, 10.3% and 10.7% of consolidated gross service revenues less reimbursed service costs for the three and nine months ended September 30, 2002 and 2001, respectively. The revenues were derived from the product development, commercial services and informatics groups.

9. Investment Revenues

The following table is a summary of investment revenues for the three and nine months ended September 30, 2002 and 2001(in thousands):

                                                 Three months ended September 30    Nine months ended September 30
                                                 --------------------------------   ------------------------------
                                                    2002             2001              2002             2001
                                                   -------         --------          --------         --------

Marketable equity securities:
    Gross realized gains                            $ 5,163          $   235          $ 17,352          $ 2,505
    Gross realized losses                              (602)              --            (1,879)              --
    Impairment losses                                    --               --                --           (3,099)
Non-marketable equity securities and loans:
    Gross realized gains                                 --               --                --            2,197
    Gross realized losses                                --               --              (400)              --
    Impairment losses                                (1,000)          (7,926)           (1,000)          (7,926)
Other                                                  (106)              --               497               --
                                                    -------         --------          --------         --------
                                                    $ 3,455         $ (7,691)         $ 14,570         $ (6,323)
                                                    =======         ========          ========         ========

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

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan ("2002 Plan") consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of September 30, 2002, 66 individuals have been terminated.

                QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Activity during the first nine months of 2002 was as follows for the 2002 Plan (in thousands):


                                    Balance at                        Write-Offs/      Balance at
                                December 31, 2001    Accruals          Payments    September 30, 2002
                                -----------------    --------         -----------  ------------------

Severance and related costs          $ --            $ 4,241           $(1,778)          $2,463
Exit costs                             --                310              (152)             158
Asset write-offs                       --                112              (112)              --
                                     ----            -------           -------           ------
                                     $ --            $ 4,663           $(2,042)          $2,621
                                     ====            =======           =======           ======

During the third quarter of 2001, the Company adopted a restructuring plan that resulted in the recognition of a restructuring charge of $50.9 million. Of the approximately 1,000 positions to be eliminated under this plan, 873 individuals have been terminated as of September 30, 2002.

Activity during the first nine months of 2002 was as follows for the 2001 Plan (in thousands):

                                                                       Revisions to 2001 Plan
                                                                       ----------------------
                                  Balance at          Write-Offs/                                     Balance at
                              December 31, 2001        Payments        Reversals       Accruals   September 30, 2002
                              -----------------       -----------      --------        --------   ------------------
Severance and related costs      $ 19,323              $(10,824)        $(5,725)          $ --         $2,774
Exit costs                          8,806                (3,852)         (3,347)         2,472          4,079
                                 --------              --------         -------         ------         ------
                                 $ 28,129              $(14,676)        $(9,072)        $2,472         $6,853
                                 ========              ========         =======         ======         ======

The Company adopted a restructuring plan in January 2000 ("January 2000 Plan") and a follow-on restructuring plan which resulted in the recognition of a restructuring charge of $58.6 million. Of the approximately 990 positions that were to be eliminated under these plans, 921 positions have been terminated as of September 30, 2002, which includes 770 positions under the January 2000 Plan.

Activity during the first nine months of 2002 was as follows for the 2000 plans (in thousands):

                                                                     Revisions to
                                    Balance at      Write-Offs/        January        Balance at
                                December 31, 2001    Payments         2000 Plan    September 30, 2002
                                -----------------   -----------       -----------  ------------------

Severance and related costs             894             (742)          $   --          $  152
Exit costs                            1,714           (1,606)           1,937           2,045
                                     ------          -------           ------          ------
                                     $2,608          $(2,348)          $1,937          $2,197
                                     ======          =======           ======          ======

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


As a result of the restructuring plans, the Company has approximately 285,000 square feet of abandoned leased facilities as of September 30, 2002. A portion of these facilities has been subleased and the Company is pursuing disposition of the remaining abandoned facilities. Below is a summary of the total lease obligations for the abandoned facilities (in thousands):

         Remainder of 2002                                         $  1,634
         2003                                                         5,587
         2004                                                         3,516
         2005                                                         2,764
         2006                                                         2,707
         Thereafter                                                   7,544
                                                                   --------
         Gross abandoned lease obligations                           23,752
         Less: sublease/restructuring accrual                       (11,761)
                                                                   --------
         Total obligation in excess of existing subleases
         and related restructuring accrual balances                $ 11,991
                                                                   ========

11.      Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

                                                 Three months ended September 30     Nine months ended September 30
                                                 -------------------------------     ------------------------------
                                                      2002           2001                 2002           2001
                                                     -------        -------              -------        -------
Weighted average shares:
     Basic weighted average shares                   117,694        119,838              118,240        117,786
     Effect of dilutive securities:
     Stock options                                       151           --                    280           --
                                                     -------        -------              -------        -------
     Diluted weighted average shares                 117,845        119,838              118,520        117,786
                                                     =======        =======              =======        =======

Options to purchase approximately 29.8 million shares and 20.4 million shares of the Company's Common Stock were outstanding during the three and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted net income per share because the option's exercise price was greater than the average market price of the Company's Common Stock and, therefore, the effect would be antidilutive.

12.      Comprehensive Income

The following table represents the Company's comprehensive income for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands):

                                                                    Three months ended September 30  Nine months ended September 30
                                                                    -------------------------------  ------------------------------
                                                                         2002             2001           2002           2001
                                                                    ----------         ----------      --------       -------------
Net income (loss)                                                      $21,179          $(123,881)      $59,066       $(106,416)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable securities, net of income taxes   1,382            (89,109)       (9,796)       (116,354)
  Reclassification adjustment, net of income taxes                      (5,364)           206,155       (13,114)        206,155
  Foreign currency adjustment                                             (932)            13,722        23,545          (7,622)
                                                                       -------          ---------       -------       ---------
Comprehensive income (loss)                                            $16,265          $   6,887       $59,701       $ (24,237)
                                                                       =======          =========       =======       =========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


13.      Segments

The following table presents the Company's operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio group. The informatics group was transferred to a joint venture in May 2002. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio group is primarily responsible for facilitating non-traditional customer alliances and consists primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. During 2002, the Late Phase, primarily Phase IV, operations previously included in the commercial services group were reclassified to the product development group in order to consolidate the operational and business development activities. These changes are reflected in all periods presented. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in segment profitability. Significant intersegment revenues have been eliminated. (in thousands):

                                                Three months ended September 30, 2002
                                          -------------------------------------------------
                                           Product      Commercial
                                         Development     Services     Informatics    PharmaBio    Eliminations    Consolidated
                                         -----------    ----------    -----------    ---------   ------------     ------------
Net services:
   External                               $242,333       $122,448       $    --       $    --       $     --        $364,781
   Intersegment                                 --         13,194            --            --        (13,194)             --
                                          --------       --------       -------       -------       --------        --------
   Total net services                      242,333        135,642            --            --        (13,194)        364,781

Commercial rights and royalties                 --             --            --        28,671             --          28,671

Investment                                      --             --            --         3,455             --           3,455
                                          --------       --------       -------       -------       --------        --------
     Total net revenues                   $242,333       $135,642       $    --       $32,126       $(13,194)       $396,907
                                          ========       ========       =======       =======       ========        ========

     Contribution                         $125,912       $ 52,759       $    --       $ 3,023       $     --        $181,694
                                          ========       ========       =======       =======       ========        ========


                                                Three months ended September 30, 2001
                                          -------------------------------------------------
                                           Product      Commercial
                                         Development     Services     Informatics    PharmaBio    Eliminations    Consolidated
                                         -----------    ----------    -----------    ---------   ------------     ------------
Net services:
   External                               $230,679       $152,955       $12,997       $    --       $     --        $396,631
   Intersegment                                 --          5,397            --            --         (5,397)             --
                                          --------       --------       -------       -------       --------        --------
   Total net services                      230,679        158,352        12,997            --         (5,397)        396,631

Commercial rights and royalties                 --             --            --        10,472             --          10,472

Investment                                      --             --            --        (7,691)            --          (7,691)
                                          --------       --------       -------       -------       --------        --------
     Total net revenues                   $230,679       $158,352       $12,997       $ 2,781       $ (5,397)       $399,412
                                          ========       ========       =======       =======       ========        ========

     Contribution                         $109,966       $ 48,426       $ 5,468       $(7,998)      $     --        $155,862
                                          ========       ========       =======       =======       ========        ========

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                                Nine months ended September 30, 2002
                                       -----------------------------------------------------
                                         Product      Commercial
                                       Development     Services     Informatics    PharmaBio    Eliminations     Consolidated
                                       -----------    ----------    -----------    ---------    ------------     ------------
Net services:
   External                             $704,021       $380,560       $20,347       $    --       $     --        $1,104,928
   Intersegment                               --         36,748            --            --        (36,748)               --
                                        --------       --------       -------       -------       --------        ----------
   Total net services                    704,021        417,308        20,347            --        (36,748)       $1,104,928

Commercial rights and royalties               --             --            --        65,866             --            65,866

Investment                                    --             --            --        14,570             --            14,570
                                        --------       --------       -------       -------       --------        ----------
     Total net revenues                 $704,021       $417,308       $20,347       $80,436       $(36,748)       $1,185,364
                                        ========       ========       =======       =======       ========        ==========

     Contribution                       $354,024       $153,144       $ 8,024       $10,306       $     --        $  525,498
                                        ========       ========       =======       =======       ========        ==========

                                                Nine months ended September 30, 2001
                                       -----------------------------------------------------
                                         Product      Commercial
                                       Development     Services     Informatics    PharmaBio    Eliminations     Consolidated
                                       -----------    ----------    -----------    ---------    ------------     ------------
Net services:
   External                             $688,528       $467,958       $43,123       $    --       $     --        $1,199,609
   Intersegment                               --          5,397            --            --         (5,397)               --
                                        --------       --------       -------       -------       --------        ----------
   Total net services                    688,528        473,355        43,123            --         (5,397)        1,199,609

Commercial rights and royalties               --             --            --        16,264             --            16,264

Investment                                    --             --            --        (6,323)            --            (6,323)
                                        --------       --------       -------       -------       --------        ----------
     Total net revenues                 $688,528       $473,355       $43,123       $ 9,941       $ (5,397)       $1,209,550
                                        ========       ========       =======       =======       ========        ==========

     Contribution                       $326,823       $143,235       $19,492       $(6,990)      $     --        $  482,560
                                        ========       ========       =======       =======       ========        ==========

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

Since October 15, 2002, several purported class action lawsuits have been filed in Superior Court, Durham County, North Carolina by shareholders seeking to enjoin the consummation of the transaction contemplated by the non-binding proposal made by Pharma Services Company, a newly formed company wholly owned by Dennis B. Gillings, Ph.D., to acquire all of the outstanding shares of the Company for $11.25 per share in cash. In response to the proposal, which was received by the Company on October 13, 2002, the Company's Board of Directors established a special committee of independent directors to act on behalf of the Company with respect to the proposal or any alternatives in the context of evaluating what is in the best interest of the Company and its shareholders. On November 11, 2002, the special committee announced its rejection of the proposal and its intention to investigate strategic alternatives available to the Company for purposes of enhancing shareholder value, including the possibility of a sale of the Company and alternatives that would keep the Company independent and publicly owned. The lawsuits name as defendants Dr. Gillings, other members of the Company's Board of Directors, the Company and, in some cases, Pharma Services Company. The complaints allege, among other things, that the directors breached their duties with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. The Company is currently in the process of reviewing the complaints and considering an appropriate response. Based upon its preliminary review, the Company believes the lawsuits are without merit and intends to defend them vigorously.

The Company is also a party to certain other pending litigation arising in the normal course of our business. In the opinion of management, based on consultation with its legal counsel, the outcome of such litigation currently pending will not have a material effect on the Company's consolidated financial statements.

15.      Recently Adopted Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 as required to do so on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations and/or financial position.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


In November 2001, the Emerging Issues Task Force ("EITF") released EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," requiring companies to report reimbursed costs as part of gross revenues. The Company adopted the provisions of EITF 01-14 as required to do so on January 1, 2002 and, as such, reimbursed service costs have been reclassified to gross service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. During the three and nine months ended September 30, 2002, these commercialization reimbursed service costs totaled approximately $10.1 million and $45.8 million, respectively.

16.      Subsequent Event

On October 14, 2002, the Company announced that Pharma Services Company, a newly formed company owned by the Company's Chairman of the Board and Founder, made a non-binding proposal to acquire all of the Company's outstanding shares for a cash price of $11.25 per share. In response to the proposal, the Company's Board of Directors has established a special committee of independent directors to act on behalf of the Company with respect to the proposal or alternatives in the context of evaluating what is in the best interest of the Company and its shareholders. On November 11, 2002, the special committee announced its rejection of the proposal.

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

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, uncertainties arising in connection with the proposed acquisition transaction, such as the possibility that neither the proposed transaction nor any other transaction will be approved or completed, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, risks associated with entering into a new line of business such as those being entered into by PharmaBio, our ability to distribute backlog among project management groups and match demand to resources, our actual operating performance, the actual savings and operating improvements resulting from our restructuring activities, our

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the risk that our joint venture with McKesson Corporation relating to the informatics business will not be successful, and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See "Risk Factors" below for additional factors that could cause actual results to differ.

Results of Continuing Operations

We adopted Emerging Issues Task Force Issue 01-14 on January 1, 2002, as required. This new accounting guidance requires us to report reimbursed service costs as part of gross service revenues. Our reimbursed service costs include such items as payments to investigators and travel expenses for our clinical monitors and sales representatives. Historically, we have not reported these reimbursed service costs as service revenues since we do not earn a profit on these costs. In accordance with this new accounting guidance, we have reclassified reimbursed service costs to gross service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $10.1 million and $45.8 million for the three and nine months ended September 30, 2002, respectively.

Three Months Ended September 30, 2002 and 2001

Gross service revenues, which are total service fees accrued to our customers including reimbursed service costs, were $458.8 million for the third quarter of 2002 versus $462.5 million for the third quarter of 2001. Reimbursed service expenses, which are pass-through expenses that are to be reimbursed by our customers, were $94.1 million for the third quarter of 2002 as compared to $65.9 million for the third quarter of 2001.

Gross service revenues accrued to our customers less reimbursed service costs, or net service revenues, for the third quarter of 2002 were $364.8 million, a decrease of $31.9 million or (8.0%) over the third quarter of 2001 net service revenues of $396.6 million. Included in net service revenues for the third quarter of 2001 is $13.0 million from our informatics group which was transferred to a joint venture in May 2002. Net service revenues were positively impacted in the third quarter of 2002 by approximately $11.0 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro, the British pound and Japanese yen. This was partially offset by the strengthening of the US Dollar relative to the South African Rand. Using a constant exchange rate for each period, net service revenues decreased $42.8 million or (10.8%). Net service revenues increased in the Asia Pacific region $7.4 million or 17.2% to $50.6 million, which was positively impacted by $1.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $22.7 million or 16.0% to $164.5 million in the Europe and Africa region, which was positively impacted by $10.1 million due to the effect of foreign currency fluctuations. Net service revenues decreased $62.0 million or (29.3%) to $149.7 million in the Americas region primarily as a result of the decline in the commercial services segment due to continued difficult business conditions for large fee-for-service contracts in the United States.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Commercial rights and royalties revenues, which include product revenues, royalties and commissions, were $28.7 million for the third quarter of 2002, an increase of $18.2 million over commercial rights and royalties revenues of $10.5 million for the third quarter of 2001. Commercial rights and royalties revenues were positively impacted in the third quarter of 2002 by approximately $868,000 due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. These revenues include revenues from products for which we have acquired certain commercial rights, such as the dermatology products, Solaraze(TM) and ADOXA(TM). Also included are product revenues that we receive in exchange for providing commercial or product development services. The $18.2 million increase is primarily the result of our acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its suite of dermatology products, a new risk sharing contract in Europe with a large pharmaceutical customer and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. For the three months ended September 30, 2002, approximately 46.7% of our commercial rights and royalties revenues was attributable to the contracts with Scios and Kos, approximately 25.4% was attributable to the risk sharing contract in Europe, approximately 22.0% was attributable to our suite of dermatology products and the remaining 5.9% was attributable to miscellaneous contracts and other activities.

Investment revenues, which include gains and losses on the sale of equity securities and impairment of investment instruments, for the third quarter of 2002 were $3.5 million versus a loss of $7.7 million for the third quarter of 2001. The third quarter of 2002 and 2001 included $1.0 million and $7.9 million, respectively, of impairment losses whose decline in fair value was other than temporary primarily due to the declining financial condition of certain investees.

Total net revenues decreased $2.5 million or (0.6%) to $396.9 million for the third quarter of 2002 from $399.4 million for the third quarter of 2001.

Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $186.1 million or 51.0% of net service revenues for the third quarter of 2002 versus $232.8 million or 58.7% of net service revenues for the third quarter of 2001. The reduction as a percentage of net revenue is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio group and other expenses directly related to commercial rights and royalties, were $29.1 million for the third quarter of 2002 versus $10.7 million for the third quarter of 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $13.2 million and $5.4 million for the third quarter of 2002 and 2001, respectively. The profit for these internal services is reported within the service group providing the services. The third quarter of 2002 also includes costs to market Solaraze(TM) and ADOXA(TM) and expenses relating to the risk sharing contract in Europe.

Investment costs, which include costs directly related to direct and indirect investments in our customers or other third parties as part of the PharmaBio financing arrangements, were $38,000 for the third quarter of 2002 versus $61,000 for the third quarter of 2001.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Revenue less certain direct costs, or contribution, was $181.7 million or 45.8% of total net revenues for the third quarter of 2002 versus $155.9 million or 39.0% of total net revenues for the third quarter of 2001.

General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $128.8 million or 32.5% of total net revenues for the third quarter of 2002 versus $127.6 million or 31.9% of total net revenues for the third quarter of 2001. General and administrative expenses decreased $1.2 million primarily due to realization of the benefits from our restructurings including efficiencies created through the implementation of our shared service centers, as well as global cost reduction efforts.

Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $20.8 million for the third quarter of 2002 versus $24.3 million for the third quarter of 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. During the third quarter of 2002, we completed the annual goodwill impairment test, in which no goodwill impairment was deemed necessary.

In connection with the implementation of our strategic plan, we recognized a $50.9 million restructuring charge during the third quarter of 2001. In addition, we recognized a $1.1 million restructuring charge as a revision of an estimate to a 2000 restructuring plan.

Also in the third quarter of 2001, we recognized a $20.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in our commercial services segment. The goodwill was deemed impaired and written-off due to changing business conditions and strategic direction.

Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $3.3 million for the third quarter of 2002 versus $3.8 million for the third quarter of 2001. Although our investable funds for the third quarter of 2002 were greater than the investable funds for the same period in 2001, we experienced a $569,000 decrease in net interest income primarily due to a decline in interest rates.

Other expense was $1.5 million for the third quarter of 2002 versus $183,000 for the third quarter of 2001. The $1.3 million variation was primarily the result of losses on the disposal of assets.

During the third quarter of 2001 we recognized a $334.0 million loss as a result of the write-down of our cost basis in our investment in WebMD Corporation common stock due to an other than temporary decline in fair value.

Income before income taxes was $33.8 million or 8.5% of total net revenues for the third quarter of 2002 versus a loss of $398.6 million for the third quarter of 2001. Excluding the $52.0 million restructuring charge,

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


the $20.1 million write-off of goodwill and other operating assets, and the $334.0 million impairment on investment in WebMD in the third quarter of 2001, income before income taxes was $7.6 million or 1.9% of total net revenue for the third quarter of 2001.

The effective income tax rate was 34.3% for the third quarter of 2002 versus 33.3% for the third quarter of 2001. As is customary, we filed our 2001 United States Federal income tax return in September 2002 and re-evaluated our estimated income tax rate for 2002. As a result, we estimated our income tax rate for 2002 to be approximately 33.5%. Since we conduct operations on a global basis, our effective income tax rate may vary.

In the third quarter of 2002, we recognized $1.0 million of losses from equity in unconsolidated affiliates which represents our pro rata share of net losses of unconsolidated affiliates, primarily the Verispan L.L.C. joint venture. Verispan continues to execute its data product strategy; however, the sales of the data products have been slower than expected due to difficult market conditions.

Analysis by Segment:

In the first quarter of 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group. All historical information presented has been restated to reflect this change.

The following table summarizes the operating activities for our four reportable segments for the three months ended September 30, 2002 and 2001, respectively. We do not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in our segment analysis. Significant intersegment revenues have been eliminated, (dollars in millions).

                                         Total Net Revenues                                   Contribution
                                -------------------------------------        -----------------------------------------------
                                                                                         % of Net                    % of Net
                                 2002          2001          Growth %         2002       Revenues       2001         Revenues
                                ------        ------          ------         ------        ----        ------         ------
Product development             $242.3        $230.7             5.1%        $125.9        52.0%       $110.0           47.7%
Commercial services              135.6         158.4           (14.3)          52.8        38.9          48.4           30.6
Informatics                       --            13.0          (100.0)            --          --           5.5           42.1
PharmaBio                         32.1           2.8          1055.2            3.0         9.4          (8.0)        (287.6)
Eliminations                     (13.2)         (5.4)          144.5             --          --            --             --
                                ------        ------          ------         ------        ----        ------         ------
                                $396.9        $399.4            (0.6)%       $181.7        45.8%       $155.9           39.0%

The product development group's financial performance improvement was a result of the continued effect of process enhancements and increased revenues in early development and laboratory services.

The commercial services group's financial performance was negatively impacted by continued difficult business conditions for large fee-for-service contracts especially in the United States. The negative impact was offset by the effects of our cost reduction efforts.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


The third quarter of 2002 includes no revenues and contribution for the informatics group as a result of the formation of Verispan in May of 2002.

The PharmaBio group's increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of our acquisition of certain assets of Bioglan and its suite of dermatology products, the risk sharing contract in Europe and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. The performance of this group was negatively impacted by the costs associated with the marketing of Solaraze(TM) and ADOXA(TM) and expenses relating to the risk sharing contract in Europe. We believe the costs of marketing these products and the expenses for the risk sharing contract will exceed related revenues during the first year.

Nine Months Ended September 30, 2002 and 2001

Gross service revenues for the nine months ended September 30, 2002 were $1.40 billion versus $1.39 billion for the nine months ended September 30, 2001. Reimbursed service expenses were $297.1 million for the nine months ended September 30, 2002 as compared to $193.6 million for the nine months ended September 30, 2001.

Net service revenues for the first nine months of 2002 were $1.10 billion, a decrease of $94.7 million or (7.9%) over net service revenues of $1.20 billion in the first nine months of 2001 . Included in net revenues for the first nine months of 2002 was $20.3 million from informatics group as compared to $43.1 million for the same period in 2001. Our informatics group was transferred to a joint venture during May 2002, therefore revenues for this group are not included in our net service revenues since the date of transfer. Net service revenues in the first nine months of 2002 were positively impacted by approximately $599,000 due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro and the British pound. This was partially offset by the strengthening of the US Dollar relative to the South African Rand and the Japanese yen. Using a constant exchange rate for each period, net service revenues decreased $95.3 million or (7.9%). Net service revenues increased in the Asia Pacific region $21.6 million or 18.5% to $138.7 million, which was negatively impacted by $3.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $35.4 million or 8.1% to $470.7 million in the Europe and Africa region, which was positively impacted by $4.2 million due to the effect of foreign currency fluctuations. Net service revenues decreased $151.7 million or (23.4%) to $495.5 million in the Americas region primarily as a result of the decline in the commercial services group revenues.

Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first nine months of 2002 were $65.9 million, an increase of $49.6 million over the first nine months of 2001 commercial rights and royalties revenues of $16.3 million. Commercial rights and royalties revenues were positively impacted by approximately $1.1 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. These revenues include products for which we have acquired the rights, such as the dermatology products, Solaraze(TM) and ADOXA(TM). Also included are product revenues that we receive in exchange for providing commercial or product development services. The $49.6 million increase is primarily the result of our acquisition of certain assets of Bioglan and its suite of dermatology products, a new risk sharing contract in Europe with a large pharmaceutical customer and our

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


contracts with Scios Inc. and Kos Pharmaceuticals, Inc. For the nine months ended September 30, 2002, approximately 58.2% of our commercial rights and royalties revenues was attributable to the contracts with Scios and Kos, approximately 18.3% was attributable to the risk sharing contract in Europe, approximately 15.6% was attributable to our suite of dermatology products and the remaining 7.9% was attributable to miscellaneous contracts and other activities.

Investment revenues, which include gains and losses on the sale of equity securities and impairment of investment instruments, for the first nine months of 2002 were $14.6 million versus a loss of $6.3 million for the first nine months of 2001. The first nine months of 2002 and 2001 included $1.0 million and $11.0 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

Total net revenues decreased $24.2 million or (2.0%) to $1.19 billion for the first nine months of 2002 from $1.21 billion for the first nine months of 2001.

Service costs, which include compensation and benefits for billable employees, and other certain expenses directly related to service contracts, were $589.7 million or 53.4% of net service revenues for the first nine months of 2002 versus $710.1 million or 59.2% of net service revenues for the first nine months of 2001. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio group and other expenses directly related to commercial rights and royalties, were $69.9 million for the first nine months of 2002 versus $16.5 million for the first nine months of 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $36.7 million for the first nine months of 2002 and $5.4 million for the first nine months of 2001. The profit for these internal services is reported within the service group providing the services. The first nine months of 2002 also includes costs to launch and market Solaraze(TM) and ADOXA(TM) and expenses relating to the risk sharing contract in Europe.

Investment costs, which include costs directly related to direct and indirect investments in our customers or other third parties as part of the financing PharmaBio arrangements, were $217,000 for the first nine months of 2002 versus $408,000 for the first nine months of 2001.

Revenue less certain direct cost, or contribution, was $525.5 million or 44.3% of total net revenues for the first nine months of 2002 versus $482.6 million or 39.9% of total net revenues for the first nine months of 2001.

General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $382.0 million or 32.2% of total net revenues for the first nine months of 2002 versus $391.2 million or 32.3% of total net revenues for the first nine months of 2001. General and administrative expenses decreased $9.3 million primarily due to realization of the benefits from our restructurings, including

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


efficiencies created through the implementation of our shared service centers, as well as global cost reduction efforts.

Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $63.5 million for the first nine months of 2002 versus $70.4 million for the first nine months of 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. During the first nine months of 2002, we completed the goodwill transitional impairment test as of January 1, 2002, as required, and the annual impairment test as of July 31, 2002, in which no goodwill impairment was deemed necessary at either date.

In the first nine months of 2001, we recognized $54.2 million of restructuring charges which included approximately $1.1 million relating to a 2000 restructuring plan.

In the third quarter of 2001, we recognized a $20.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in our commercial services segment. The goodwill was deemed impaired and written-off due to changing business conditions and strategic direction.

Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $10.0 million for the first nine months of 2002 versus $14.3 million for the first nine months of 2001. The $4.3 million decrease was due to a decline in interest rates.

Other expense was $344,000 for the first nine months of 2002 versus other income of $585,000 for the first nine months of 2001. The $929,000 variation was a result of several factors, including effects of foreign currency translations, disposal of assets and transaction costs associated with the formation of the Verispan joint venture.

During the first nine months of 2001, we recognized a $334.0 million impairment due to the write-down of our cost basis in our investment in WebMD whose decline in fair value was considered to be other than temporary.

Income before income taxes was $89.6 million or 7.6% of total net revenues for the first nine months of 2002 versus a loss of $372.5 million for the first nine months of 2001. Excluding the $54.2 million restructuring charge, the $20.1 million write-off of goodwill, and the $334.0 million impairment on investment in WebMD in the first nine months of 2001, income before income taxes was $35.8 million or 3.0% of total net revenue for the first nine months of 2001.

The effective income tax rate was 33.5% for the first nine months of 2002 versus 33.3% for the first nine months of 2001. Since we conduct operations on a global basis, our effective income tax rate may vary.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


We recognized $540,000 of losses from equity in unconsolidated affiliates which represents our pro rata share of net losses of unconsolidated affiliates, primarily Verispan's net loss since its formation in May 2002.

Analysis by Segment:

During the first quarter of 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group. All historical information presented has been restated to reflect this change.

The following table summarizes the operating activities for our four reportable segments for the nine months ended September 30, 2002 and 2001, respectively. We do not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest income (expense), other income (expense) and income tax expense (benefit) in our segment analysis. Significant intersegment revenues have been eliminated, (dollars in millions).

                                           Total Net Revenues                                    Contribution
                               -----------------------------------------       -----------------------------------------------
                                                                                           % of Net                   % of Net
                                  2002            2001          Growth %         2002      Revenues       2001        Revenues
                                --------        --------        --------        ------     --------      ------       --------
Product development             $  704.0        $  688.5            2.3%        $354.0       50.3%       $326.8          47.5%
Commercial services                417.3           473.4          (11.8)         153.1       36.7         143.2          30.3
Informatics                         20.3            43.1          (52.8)           8.0       39.4          19.5          45.2
PharmaBio                           80.4             9.9          709.1           10.3       12.8          (7.0)        (70.3)
Eliminations                       (36.7)           (5.4)        (581.0)            --         --            --            --
                                --------        --------                        ------                   ------
                                $1,185.4        $1,209.6           (2.0)%       $525.5       44.3        $482.6          39.9%

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

The PharmaBio group's increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of our acquisition of certain assets of Bioglan and its suite of dermatology products, the risk sharing contract in Europe and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. This group was negatively impacted by the costs associated with the launch and marketing of Solaraze(TM) and ADOXA(TM). We believe the costs of marketing these products and expenses for the risk sharing contract will exceed related revenues during the first year.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash and cash equivalents were $617.4 million at September 30, 2002 as compared to $565.1 million at December 31, 2001.

Cash provided by operations was $168.9 million for the nine months ended September 30, 2002 versus $102.4 million for the comparable period of 2001. Increasing cash from operations for the nine months ended September 30, 2001 was an income tax refund of $47.6 million. Investing activities during the first nine months of 2002 consisted primarily of the acquisition of certain assets of Bioglan, purchases of commercial rights, purchases and sales of equity securities and other investments and capital asset purchases. Purchases of equity securities and other investments required an outlay of cash of $15.0 million for the nine months ended September 30, 2002 compared to an outlay of $30.7 million for the same period in 2001. We received $24.8 million of proceeds from the sale of equity securities and other investments during the nine months ended September 30, 2002 as compared to $4.8 million for the same period in 2001. Capital asset purchases required an outlay of cash of $30.6 million for the nine months ended September 30, 2002 compared to an outlay of $59.8 million for the same period in 2001.

On March 22, 2002, we acquired certain assets of Bioglan, including approximately $1.6 million in cash, for approximately $27.9 million. As part of the agreement, we also acquired Bioglan's rights to certain dermatology products already on the market in the United States, including ADOXA(TM).

During the nine months ended September 30, 2002, purchases of commercial rights were $41.4 million. These purchases included the $30.0 million payment under our PharmaBio agreement with Eli Lilly and Company, also referred to as LLY. We have recorded an additional $40.0 million payable to LLY as a result of LLY receiving the approvable letter for Cymbalta(TM) during September 2002. We made this payment to LLY during October 2002.

The following table is a summary of our net service receivables outstanding (dollars in thousands):

                                                   September 30, 2002  December 31, 2001
                                                   ------------------  -----------------
         Trade service accounts receivable, net        $ 209,054           $ 258,917
         Unbilled services                               143,097             166,754
         Unearned income                                (217,998)           (205,783)
                                                       ---------           ---------
         Net service receivables outstanding           $ 134,153           $ 219,888
                                                       =========           =========

         Number of days of service revenues outstanding       27                  43

The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

Investments in debt securities were $38.0 million at September 30, 2002 as compared to $37.0 million at December 31, 2001. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer at par, and money funds.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Investments in marketable equity securities at September 30, 2002 were $45.1 million, a decrease of $32.9 million, as compared to $78.0 million at December 31, 2001. This decrease is due primarily to unrealized losses on the portfolio as a result of stock price declines and sales of marketable equity securities.

Investments in non-marketable equity securities and loans at September 30, 2002 were $46.3 million, an increase of $8.7 million, as compared to $37.6 million at December 31, 2001.

In May 2002, we completed the formation of our previously announced healthcare informatics joint venture, Verispan, with McKesson which is designed to leverage the operational strengths of the healthcare information businesses of each company. We are equal co-owners of a majority of the equity of Verispan with McKesson, with a portion of the equity in Verispan owned or to be issued to key providers of de-identified healthcare data in exchange for the data. We contributed the net assets of our informatics group to the joint venture and funded $10.0 million to Verispan. Accordingly, we have recorded our investment in Verispan, which is approximately $120.7 million at September 30, 2002, as an investment in unconsolidated affiliates. Verispan will license data products to McKesson and us for use in our core businesses. Under the license arrangement, our product development and commercial services groups continue to have access to Verispan's products, at no license fee, to enhance their service delivery to our customers.

We have available to us a (pound)10.0 million (approximately $15.6 million) unsecured line of credit and a (pound)1.5 million (approximately $2.3 million) general banking facility with a U.K. bank. At September 30, 2002, we did not have any outstanding balances on these facilities.

Shareholders' equity at September 30, 2002 was $1.495 billion versus $1.455 billion at December 31, 2001.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002. In February 2002, the Board extended this authorization until March 1, 2003. During the first nine months of 2002, we entered into agreements to repurchase approximately 1.6 million shares for an aggregate price of $22.2 million. We did not enter into any agreements to repurchase our common stock during the quarter ended September 30, 2002.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


Subsequent Event

On October 14, 2002, we announced that Pharma Services Company, a newly formed company owned by our Chairman of the Board and Founder, has made a non-binding proposal to acquire all of our outstanding shares for a cash price of $11.25 per share. In response to the proposal, our Board of Directors has established a special committee of independent directors to act on our behalf with respect to the proposal or alternatives in the context of evaluating what is in our best interest and the best interest of our shareholders. On November 11, 2002, the special committee announced its rejection of the proposal.

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

Net new business, which is anticipated net revenue from contracts which we entered into during the period and adjusted for contracts which were cancelled during the period, for the six months ended June 30, 2002 was $580 million, including $54 million of internal service contracts. Net new business for our product development and commercial services groups during this same period was $360 million and $220 million, respectively.

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

The reporting of revenue backlog and net new business is not authoritatively prescribed, therefore practices tend to vary among companies in our industry and reported amounts are not necessarily comparable among competitors.

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice grew substantially during the 1990's and we benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will tend to decrease. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

In May 2002, we completed the formation of a joint venture with McKesson Corporation designed to leverage the operational strengths of the healthcare information business of each party. As part of the formation of the joint venture, we contributed our former informatics business. As a result, the joint venture remains subject to the risks to which our informatics business was exposed. If the joint venture is not successful or if it experiences any of the difficulties described below, there could be an adverse effect on our results of operations and financial condition, as the joint venture is a pass-through entity and, as such, its results are reflected in our financial statements to the extent of our interest in the joint venture. We may not achieve the intended benefits of the joint venture if it is not able to secure additional data in exchange for equity. Although the joint venture currently is in discussions with several major data providers to become equity participants in the joint venture in exchange for de-identified healthcare data, it is possible that these or other data providers will prefer to receive cash as payment for such data, instead of equity in the joint venture, or will not want to participate at all. Such a trend could have a material adverse effect on the joint venture's operations and financial condition. The joint venture also could encounter other difficulties, including:

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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

As part of our PharmaBio Development business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customer's product. These transactions may include making a strategic investment in a customer, providing financing to a customer, or taking an interest in the revenues from a customer's product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive FDA approval or achieve the level of market acceptance or customer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular arrangement. The potential negative effect to us could increase depending on the nature and timing of our investments and the length of time before it becomes apparent that the product will not achieve commercial success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs of performance, investment or financing.

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

Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Chairman, and Pamela J. Kirby, Ph.D., our Chief Executive Officer. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings, Dr. Kirby, or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition. The uncertainty associated with the special committee's investigation of strategic alternatives may increase this risk.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


study. The availability and level of coverage provided by our insurance could have a material impact on our profitability if we suffer uninsured losses or are required to indemnify third parties for uninsured losses.

In connection with our contribution to our joint venture with McKesson, the joint venture company assumed our obligation under our settlement agreement with WebMD to indemnify WebMD for losses arising out of or in connection with the cancelled Data Rights Agreement with WebMD, our data business that we contributed to the joint venture, the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, any transmission or delivery by ENVOY of data to us or violations of law or contract attributable to any such event. This indemnity obligation is limited to 50% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to the joint venture. Although the joint venture company has assumed our indemnity obligations to WebMD relating to our data business, WebMD may seek indemnity from us and we would have to proceed against the joint venture. In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD, including a class action lawsuit filed against ENVOY prior to its purchase by us and subsequent sale to WebMD. Our indemnification obligation with regard to losses arising from the sale of ENVOY to WebMD is not subject to the limitation on the first $20 million of losses described above.

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at September 30, 2002. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

We have one customer that accounted for 10.9% and 11.7% of our net service revenues for the three and nine months ended September 30, 2002, respectively. These revenues resulted from services provided by the product development and commercial services groups. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to service our customers during the FDA approval process could be adversely affected.

If we were unable to submit electronic records to the United States Food and Drug Administration, also referred to as the FDA, according to FDA regulations, our ability to service our customers during the FDA

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

The transaction proposed by our founder creates uncertainties for us.

Pharma Services Company, a company wholly owned by Dennis B. Gillings, Ph.D., our chairman and founder, made a non-binding proposal to acquire all of the outstanding shares of our stock for a cash price of $11.25 per share. A special committee of our board was established to act on behalf of our company with respect to the proposal or alternatives in the context of evaluating what is in the best interests of our company and our shareholders. On November 11, 2002, the special committee announced its rejection of the proposal and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale of the Company and alternatives that would keep us independent and publicly owned. It is possible that no other potential transaction will emerge, or if so, be approved or completed. In addition, the process of considering the proposal or alternatives and its effect on management and employees could have a disruptive effect on our business. Several shareholders have filed purported class action lawsuits against us, our directors and, in some cases, Pharma Services Company, seeking to block the proposal. Even though the transaction has been rejected, we may not prevail in this litigation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company did not have any material changes in market risk from December 31, 2001.

Item 4. Controls and Procedures

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chairman (principal executive officer) and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Since October 15, 2002, several purported class action lawsuits have been filed in Superior Court, Durham County, North Carolina by shareholders seeking to enjoin the consummation of the transaction contemplated by the non-binding proposal made by Pharma Services Company, a newly formed company wholly owned by Dennis B. Gillings, Ph.D., to acquire all of our outstanding shares for $11.25 per share in cash. In response to the proposal, which was received by us on October 13, 2002, our Board of Directors established a special committee of independent directors to act on our behalf with respect to the proposal or any alternatives in the context of evaluating what is in our best interest and the best interest of our shareholders. On November 11, 2002, the special committee announced its rejection of the proposal and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale of the Company and alternatives that would keep us independent and publicly owned. The lawsuits name as defendants Dr. Gillings, other members of our Board of Directors, us and, in some cases, Pharma Services Company. The complaints allege, among other things, that the directors breached their duties with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. We are currently in the process of reviewing the complaints and considering an appropriate response. Based upon our preliminary review, we believe the lawsuits are without merit and intend to defend them vigorously.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


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

Item 2.   Changes in Securities and Use of Proceeds

During the three months ended September 30, 2002, options to purchase 14,000 shares of our common stock were exercised at an average exercise price of $2.9621 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) During the three months ended September 30, 2002, the Company furnished one report on Form 8-K.

The Company furnished a Form 8-K to the Securities and Exchange Commission ("SEC"), dated August 13, 2002, including copies of the sworn statements of Dennis B. Gillings, the Company's Chairman, and James L. Bierman, the Company's Chief Financial Officer, as required by the SEC's Order 4-460 issued on June 27, 2002. The report on Form 8-K dated August 13, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

No other reports on Form 8-K were filed or furnished during the three months ended September 30, 2002.

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Quintiles Transnational Corp.
                          -----------------------------
                                   Registrant



Date November 14, 2002                           /s/ Dennis B. Gillings
     --------------------------        -----------------------------------------
                                              Dennis B. Gillings, Chairman


Date November 14, 2002                            /s/ Pamela J. Kirby
     --------------------------        -----------------------------------------
                                        Pamela J. Kirby, Chief Executive Officer



Date November 14, 2002                            /s/ James L. Bierman
     --------------------------        -----------------------------------------
                                       James L. Bierman, Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


                                 CERTIFICATIONS

I, Dennis B. Gillings, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quintiles Transnational Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date November 14, 2002
          -----------------------------


                                                   /s/ Dennis B. Gillings
                                                   -----------------------------
                                                   Dennis B. Gillings, Ph.D.
                                                   Chairman

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


I, James L. Bierman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quintiles Transnational Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date November 14, 2002
          -----------------------------


                                                    /s/ James L. Bierman
                                                    ----------------------------
                                                    James L. Bierman
                                                    Chief Financial Officer

                 QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX



Exhibit      Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002