Form 10-K
period 2002-12-31
QUINTILES TRANSNATIONAL CORP
filed 2003-02-24
CIK 919623

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 000-23520

Quintiles Transnational Corp.
(Exact name of registrant as specified in its charter)

North Carolina	56-1714315
(State of incorporation)	(I.R.S. Employer Identification Number)

4709 Creekstone Drive, Suite 200 Durham, North Carolina	27703-8411
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:

(919) 998-2000

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share (and Rights Attached Thereto)

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

     The aggregate market value of the registrant’s Common Stock at January 31, 2003 held by those persons deemed by the registrant to be non-affiliates was approximately $1,403,887,942.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑    No ☐

     The aggregate market value of the registrant’s Common Stock at June 28, 2002 held by those persons deemed by the registrant to be non-affiliates was approximately $1,326,362,282.

     As of January 31, 2003 (the latest practicable date), there were 118,011,642 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

Documents Incorporated by Reference

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

Quintiles Transnational 2002 Annual Report   1

QUINTILES TRANSNATIONAL CORP.

FORM 10-K ANNUAL REPORT

2   Quintiles Transnational 2002 Annual Report

PART I

      Information set forth in this Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or “target” or the negative thereof or other variations thereof or comparable terminology.

      We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, uncertainties arising in connection with the process of our Board of Director’s special committee, including the possibility that our operations may be adversely affected by the impact of the process on our employees or customers, that transactions recommended by our Board of Directors following the special committee process will not be approved or completed, that litigation may continue, and that, in the case of a sale of our company, investors might no longer be able to freely trade our shares on the public market. Uncertainty pending the outcome of the special committee’s process, as well as the result of that process, could impact our results of operations and financial condition in ways that we are not able to predict. Additional uncertainties that could cause our actual operating results to differ materially from those in the forward looking statement include the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from previous restructurings, our ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, the ability to operate successfully a new line of business, the risk that Verispan, our joint venture with McKesson Corporation relating to the informatics business, will not be successful, and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

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

      Our product development group is one of the largest contract research organizations, or CROs, globally, with particular strength in Phase II and Phase III clinical trials, but with a presence in each phase of the drug development life cycle and major geographic region. Our commercial services group is one of the largest contract sales organizations, or CSOs, and the only one with the ability to provide these services worldwide. We serve customers’ needs by offering a suite of services that carries their products from the preclinical phase all the way through to post-launch. Our PharmaBio Development group allows us to leverage our CSO and CRO expertise in combination with our financial resources to partner with customers in specialty pharmaceutical or co-promotion roles. We

Quintiles Transnational 2002 Annual Report   3

interact with our pharmaceutical and biotechnology customers at many points, seeking to serve all of our customers’ pharmaceutical outsourcing needs.

      We were founded in 1982 by Dr. Dennis Gillings to offer biostatistics and data management services to the pharmaceutical industry. We have continued over time to expand the scope of our services and geographic presence to support the needs of our customers on a worldwide basis. As part of this strategy, we completed approximately 39 acquisitions over the past seven years to expand or strengthen our services. While our acquisition rate has slowed in recent years, with six completed over the past three years, we have focused our efforts on reorganizing our operating units, creating new ways of marketing and selling our services and moving our informatics business to a joint venture. In addition, through the formation of our PharmaBio Development group in 2000, we have begun to pursue strategic alliances with our customers which pair the services of our commercial services and product development groups with funding support for our customers. As part of our normal course of business, we also evaluate opportunities to acquire specific products and/or marketing rights to products.

      Over the past two years, we have implemented a global strategic plan that we believe will allow us to meet the changing needs of our customers and increase our opportunity for growth. Our strategy is built on the following initiatives:

•	Implementing strategic alliances. Through our PharmaBio Development group, we are pursuing strategic alliances with customers in which we combine the services of our commercial services and product development groups with funding support for our customers. In appropriate circumstances, we may also acquire the rights to receive royalties or commissions based on sales of the customer’s product.

•	Leveraging technology and information. We are focusing on leveraging our technology to increase the value of our services to our customers and to increase our own efficiency. For example, our commercial services group is using our iQLearning Network to deliver Internet based programs such as eCME and E-detailing products to supplement office visits and allow us to reach doctors who are not easily accessed. At the same time, we are able to leverage our recruitment services across the iQLearning Network to drive down our costs. Our product development group is focusing on gaining operating efficiency in data management by eliminating duplicate offices and shifting capabilities to low-cost, high quality regions and eventually through the use of secure Internet links.

•	Realigning business development. We are moving towards a business development strategy which focuses on specific customers to acquire a better understanding of the whole of that customer’s needs. We may achieve this understanding by acquiring some of the customer’s infrastructure, bringing along with it a relationship with the customer. In other cases, we may expand existing customer relationships into preferred provider relationships, such as by forming long-term clinical development alliances designed to enable the customer to boost efficiencies in its drug development programs.

•	Hiring and retaining quality employees. Our employees are our business, and we are dedicated to strengthening and stabilizing our workforce.

•	Creating efficiencies through shared service centers and near real-time human resources management. We believe we can create operational efficiencies by centralizing our finance and human resources functions in professional services centers that we established regionally in the United States and Europe.

Services

      We provide globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the worldwide pharmaceutical, biotechnology, medical device and healthcare industries. We currently operate in three reportable segments: product development, commercial services, and PharmaBio Development. Our product

4   Quintiles Transnational 2002 Annual Report

development services include a full range of services focused on helping our customers through the development and regulatory approval of a new drug or medical device. Our commercial services, operating under our Innovex brand-name, focus on helping our customers achieve commercial success for a new product or medical device. Our commercial services group offers sales force deployment and specialized marketing support services and also provides healthcare policy research and management consulting services, which emphasize improving the quality, availability and cost-effectiveness of healthcare. Our PharmaBio Development group was created in 2000 to help enable us to better capitalize on the success of new pharmaceutical product launches by entering into partnering alliances with our customers. In certain circumstances, PharmaBio Development will also acquire the rights to develop and market pharmaceutical products. Prior to May 2002, when we formed Verispan, our joint venture with McKesson Corporation, we operated a fourth reportable segment comprised of our informatics group. Note 26 of the notes to our consolidated financial statements includes financial information regarding each segment.

      We currently provide our customers with a continuum of services which span our three segments. We believe that the broad scope of our services allows us to help our customers rapidly assess the viability of a growing number of new drugs, cost-effectively accelerate development of the most promising drugs, launch new drugs to the market quickly and evaluate their impact on healthcare. The following discussion describes our service offerings in greater detail.

Product Development Offerings

      Our largest business segment, the product development group, competes in the CRO industry. Our product development group provides a wide range of products and services to customers in the pharmaceutical, biotechnology, and medical device industries. The group offers global expertise in drug development from early compound analysis through regulatory submission. Our capabilities span preclinical and toxicology testing and all phases of clinical testing. Our product development segment is divided into two groups: Early Development and Laboratory Services, which focuses on early stage pharmaceutical development and laboratory services for the later phases, and Clinical Development Services, which specializes in later stage clinical trials.

Early Development and Laboratory Services

      Preclinical services. Our preclinical unit provides customers with a wide array of early development services. These services are designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products. Such services include general toxicology, carcinogenicity testing, pathology, efficacy and safety pharmacology, bioanalytical chemistry, drug metabolism and pharmacokinetics. During 2001, we opened a safety pharmacology unit in Kansas City, Missouri. The development of this capability in the United States during 2002, in combination with our Edinburgh, Scotland unit has allowed us to provide full service safety pharmacology to our U.S. customers while further strengthening our global position.

      Formulation, manufacturing and packaging services. We offer services in the design, development, analytical testing and commercial manufacture of pharmaceutical dose forms. We provide study medications for preclinical and clinical studies along with necessary good manufacturing practice, or GMP, chemistry, manufacturing and controls, or CMC, and regulatory documentation. In 2002, we began construction of a new GMP sterile clinical supplies manufacturing facility in Kansas City, Missouri. Medications for use in clinical (both pre- and post-marketing) studies are packaged, labeled and distributed globally. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture of study drug materials.

      Phase I services. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals. Our Phase I services include dose ranging, bioavailability/bioequivalence

Quintiles Transnational 2002 Annual Report   5

studies, pharmacokinetic/pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

      Centralized clinical trial laboratories. Our centralized laboratories provide globally integrated clinical laboratory services to support all phases of clinical trials with facilities in the United States, Europe, South Africa and Singapore. Services include the provision of protocol-specific study materials, customized lab report design and specimen archival and management for study sponsors. In addition to providing comprehensive safety and efficacy testing for clinical trials, our centralized laboratories allow for global standardization of clinical testing, database development and electronic data transfer and provide direct electronic integration of laboratory data into safety and efficacy reports for new drug application, or NDA, submissions.

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

      We coordinate our offerings through a customer-centric project management structure. We have over 200 project managers with Phase II-IV drug development and medical device experience spanning the therapeutic areas of the central nervous system, cardiovascular, oncology, infectious, allergic and respiratory diseases as well as within therapeutic areas of endocrinological, gastroenterological, genitourinary, musculoskeletal diseases, and stroke, with respect to clinical trials. Other specialized offerings include development services in neonatal, pediatric and adolescent care. Our project management processes and training are based on the Project Management Institute standard. Because of our global presence and ability to coordinate clinical staff to service customers on an international basis, we are experienced in managing trials involving several thousand patients at hundreds of sites concurrently in the Americas, Europe, the Asia-Pacific region and South Africa.

      We provide our customers with one or more of the following core clinical trial services:

Study design. We assist our customers in preparing the study protocol and designing case report forms, or CRFs. The study protocol defines the medical issues to be examined, the number of patients required to produce statistically valid results, the period of time over which they must be tracked, the frequency and dosage of drug administration and the study procedures. A study’s success often depends on the protocol’s ability to predict the requirements of the applicable regulatory authorities and to meet the commercial needs for a successful launch.

Investigator recruitment. During clinical trials, the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other sites. We have access to several thousand investigators who have conducted our clinical trials worldwide.

Patient recruitment. We assist our customers in recruiting patients to participate in clinical trials through investigator relationships, media advertising, use of web-based techniques and other methods. We also help to ensure patients are retained for the duration of the studies.

Study monitoring. We provide study monitoring services which include investigational site initiation, patient enrollment assistance, and data collection and clarification. Site visits help to assure the quality of the data, which are gathered according to good clinical practice, or GCP, and International Conference on Harmonization, or ICH, regulations and guidelines, and to meet the sponsors’ and regulatory agencies’ requirements according to the study protocol.

Clinical data management and biostatistical services. We have extensive experience in the creation and statistical analysis of scientific databases for all phases of the drug development

6   Quintiles Transnational 2002 Annual Report

process. These databases include customized databases to meet customer-specific formats, integrated databases to support NDA submissions and databases in accordance with ICH guidelines.

      Regulatory affairs services. We provide comprehensive medical and regulatory services for our pharmaceutical and biotechnology customers. Our medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, publishing, consultation and liaison with various regulatory agencies. Our regulatory affairs professionals help to define the steps necessary to obtain registration as quickly as possible. We are able to provide such services in numerous countries to meet our customers’ needs to launch products in multiple countries simultaneously.

      Late phase clinical studies. Designed to build physician awareness, develop marketing messages, drive product usage, and deepen customers’ understanding of physician practices and product-adoption patterns, our late phase clinical services include consulting customers on Phase IIIb and Phase IV clinical trials, clinical experience trials, and patient registries. We provide post-marketing safety surveillance programs and measure treatment satisfaction and quality of life to help accelerate the commercialization process. This group also offers specialized reimbursement support services and patient assistance programs to facilitate coverage and payment for treatment, utilizing our proprietary new technologies. In 2002, we integrated our Quintiles Late Phase services into our product development line of business to bridge clinical development and product commercialization.

      Medical device services. We offer medical device services similar to our offerings for the development and introduction of pharmaceutical products. Our core medical device services include identification of regulatory requirements in targeted markets; global clinical study design, planning, management and monitoring, including data management and statistical analysis of report preparations; preparation of regulatory filings and compliance with regulatory requirements for market access and long range planning for product launches, including pricing strategies.

Commercial Services Offerings

      We provide our customers a comprehensive range of specialized pre-launch, launch, and post-launch fee-for-service contract sales and strategic marketing services. Our commercial services group includes our Quintiles Integrated Strategic Services business and our Commercialization business. By expanding the traditional paradigm of “commercialization” beyond contract sales to encompass contract marketing and other services, our commercial services group has enhanced our competitive position. This group delivers integrated strategic and tactical solutions in sales and marketing across the product life cycle for pharmaceutical, biotechnology, and medical device companies as well as for other entities across the healthcare spectrum. In the United States, the integration of core services through our iQLearning.com web portal provides physicians with a broad range of educational resources and services available 24 hours a day, seven days a week. In addition, we provide strategic health and human services consulting for customers including hospitals, long-term care facilities, foundations, managed care organizations, employers, the military and federal and state governments.

      We entered the contract sales organization industry in 1996 when we acquired Innovex, a U.K.-based company with global operations, and grew the business organically as well as through acquisitions. We continue to operate our CSO business under the Innovex brand. We have specialist therapeutic expertise in the areas of cardiovascular, central nervous system, gastrointestinal, women’s health, endocrinology, allergy-respiratory, anti-infectives, and oncology.

Quintiles Integrated Strategic Solutions

      Strategic marketing services. Our expert consultants support pharmaceutical, biotechnology and medical device product commercialization through a continuum of services. We begin in the

Quintiles Transnational 2002 Annual Report   7

conceptualization phase of development with strategic market research. Through a combination of secondary data and qualitative primary research, we assist customers in making development decisions. Once a product proceeds to large-scale clinical trials, this group creates product positioning, pricing and formulary access/ reimbursement strategies based on extensive primary research with providers, patients, payors and other administrative decision-makers. Finally, in support of product marketing at launch, we create health economic models to justify price to formulary decision-makers, and, post-launch, we track actual product costs and outcomes through medical claims data, medical records and patient interviews. The combination of these services provides our customers with the marketing, economic and reimbursement support they need to help to maximize commercial potential at each stage of the product lifecycle.

      Healthcare policy research and consulting. Our management consulting services focus on improving the quality, availability and cost-effectiveness of healthcare in the highly regulated and rapidly changing healthcare industry. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analyses, evaluation design, microsimulation modeling and data analysis. They represent the core competencies of The Lewin Group, an internationally recognized management consulting firm with more than three decades of experience solving problems for organizations in the public, non-profit and private sectors.

      Regulatory and compliance consulting. We supply regulatory and compliance consulting services to the pharmaceutical and biotechnology, medical device development and manufacturing industries. Services include global regulatory consulting, quality systems and engineering and validation. We assist companies in preparing for the United States Food and Drug Administration, or the FDA, interactions, including inspections and resolution of enforcement actions; complying with current GMP, GCP and Quality Systems regulations; meeting process and software validation requirements; and bringing new medical devices to market.

      Strategic medical communications. Our strategic medical communications group offers a range of pre-launch, launch, and post-launch services, beginning in the early stages of product development and continuing until the product reaches peak penetration. Services include communications strategies and planning, product positioning and branding, opinion leader development, faculty training, symposia, continuing medical education programs, promotional programs, sponsored publications, new media-based programs, patient education and clinical experience programs (e.g., patient starter programs and compliance programs). As early as Phase I and Phase II clinical trials, we can begin to disseminate scientific information and develop and present educational forums to help gain opinion leader support for a new drug.

Commercialization Offerings

      Our customized sales and marketing services are designed to accelerate the commercial success of pharmaceutical, biotechnology, veterinary and other health-related products.

      Contract sales. Highly skilled, web-integrated primary care, specialty, and innovative promotional alternative sales teams provide our customers with a flexible resource which is able to respond quickly and effectively to a changing marketplace at a variable cost to the customer. We provide our customers with a variety of staffing options, including direct hire, flexible work arrangement, leave of absence, and “strike force” arrangements (in which a team is deployed to a particular territory to capitalize on a market niche opportunity). We use a proprietary review process and a variety of techniques, including our extensive computerized databases and candidate referrals, to recruit candidates for our contract sales teams. Our training and development services integrate traditional and web-based services. Our contract sales unit helps our customers design or revamp their existing sales programs to meet marketplace demands.

      Customers may contract for dedicated or syndicated sales teams. When dedicated teams are deployed, we take on a primary management role or a supporting role to the customer’s field management, depending on the customer’s needs. In certain circumstances, dedicated teams may be

8   Quintiles Transnational 2002 Annual Report

transferred to the customer for an additional placement fee included in the contract. Our syndicated teams promote a number of non-competing drugs for different customers simultaneously. We always maintain direct management of our syndicated sales teams.

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

      Internet-based sales and marketing services. Innovex e-Health Solutions Group, launched in October 2001, provides Internet-based sales and marketing services for the pharmaceutical, biotechnology and medical device industries. The group’s first product, iQLearning.com, was launched in January 2002. iQLearning.com is an Internet service portal that further expands our range of healthcare information resources and services to physicians in the United States and currently has a membership of more than 90,000 United States physicians. The group’s second and third products were launched in August 2002. The eOP product is an online process for identifying key opinion leaders within designated specialty areas utilizing the iQLearning service portal. Our third product is the iQBroadband program, which leverages the iQLearning service portal to provide state-of-the-art live net meeting software and high speed Internet connectivity for live sales presentations, speaker training meetings and web-based symposia. The group also brought the full capability of the iQLearning service portal to Innovex in the fourth quarter of 2002 by delivering online training and messaging to a contract sales force.

      In the United Kingdom, in partnership with Synigence Plc, we have developed a number of services which utilize web enabled technology to support the pharmaceutical industry’s marketing programs. These include both live and virtual e-detailing. Innovex UK in collaboration with Synigence Plc can now gain access to a significant number of primary care physicians within the United Kingdom via a secured network system.

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

      Training. In various countries around the world we offer industry specific training to professionals working in retail pharmacy, manufacture, distribution, regulatory, sales and marketing. The training in many instances is outcomes based, covers both knowledge and skills, and may be delivered via the Internet or email, as well as hard copy.

PharmaBio Development Offerings

      Our PharmaBio Development group works with our other service groups to enter into strategic transactions that we believe will position us to explore new opportunities and areas for potential growth. PharmaBio Development has entered into a series of similarly structured transactions that typically involve providing funding to the customer, either through direct payments or loans. In some cases, the loans are convertible into capital stock of the customer. We also may invest in the customer’s capital stock, and sometimes we receive warrants to purchase shares of our customer’s capital stock. This funding may be used by the customer to help pay for the services provided by us through our product development or commercial services groups. In addition, the customer may agree to pay us royalties or commissions based on sales of the customer’s product. At the end of

Quintiles Transnational 2002 Annual Report   9

2001, we expanded this business model to include the acquisition of rights to market products. We believe this business model adds value for pharmaceutical and biotechnology companies. Pharmaceutical companies gain additional resources in support of their new and/or existing products, and biotechnology companies gain capital and services. This model allows us to expand on the traditional fee-for-service model of our core business by using available cash to create the potential for a greater return on a customer relationship by direct investment, allowing us to take advantage of our customer’s growth, or participating in a product revenue stream that may depend in part on how successful we are in providing our services with regard to the product. Overall, our ultimate revenues and operating income from these transactions depends on the performance of the customer’s capital stock or of its product, which in some cases has not yet been approved by the FDA. We created PharmaBio Development in 2000, and have since entered into multiple transactions that have opened new channels of business for us.

Business Models

      PharmaBio Development works within the following targeted investment models:

•	Risk-Based Commercialization. Risk-based commercialization investments include transactions in which PharmaBio Development funds some or all of a customer’s cost for Innovex’s commercialization services in exchange for product royalty rights. In such transactions, we receive from our customers the right to royalties on the sales of the products covered by the agreements. Our compensation for the sales force may be reflected in the royalties we receive, or it may be in addition to such royalties on a fee-for-service basis. We use a variety of contract structures in our risk-based commercialization transactions. Certain transactions may include contractual minimum and/or maximum royalty amounts. In other instances, we may have no guaranteed minimum royalty. Regardless of the structure, we always seek to earn financial returns commensurate with the risks of the transaction. In addition to providing superior operational excellence, we believe that the key factors in the success of such transactions are sound marketing and scientific research on the products, solid financial due diligence on our partners, and sound contracting.

•	Specialty Pharmaceutical Products. PharmaBio Development also acquires the rights to market pharmaceutical products. We arrange for the manufacture of, and directly market, a number of dermatology compounds, including SolarazeTM and ADOXATM, through our Bioglan Pharmaceuticals Company subsidiary. PharmaBio Development also has acquired the rights to several other products in Europe, via licensing or distribution agreements, which involve a variety of up-front or ongoing payments to the licensors. In these arrangements, third parties manufacture the products for us and Innovex sells the products. In all of these instances, PharmaBio Development recognizes the revenues from the sales of these pharmaceutical products.

From time to time our PharmaBio Development group evaluates the purchase or license of marketing rights to other products. Any such investments we may make likely will not represent a commitment to a particular therapeutic area; rather, under this model, we will rely on our due diligence to confirm that the purchase of the rights to a single product can be successfully marketed without the strength and support of an integrated therapeutic capability.

•	Strategic Investments. PharmaBio Development makes a variety of strategic investments, including direct investments in both marketable and non-marketable equities, debt, and indirect investments through such vehicles as venture capital funds. In some cases, PharmaBio Development makes investments in connection with risk-based commercialization agreements, such as its arrangements with Columbia Laboratories, Inc. and Discovery Laboratories, Inc. In other instances PharmaBio Development may make its investments as independent transactions. As of December 31, 2002, PharmaBio Development had a total of $111 million in such investments, including $65 million of investments in marketable equities and $46 million of

10   Quintiles Transnational 2002 Annual Report

investments in non-marketable equity securities and loans. PharmaBio Development actively manages this portfolio, and makes trading decisions as well as investments.

•	Risk-Based Development Services. In such transactions, PharmaBio Development would fund some or all of the clinical development services costs on behalf of a partner in exchange for royalty rights in the product. We have not consummated any risk-based development transactions.

     Recent Strategic Alliances

      PharmaBio Development entered into the following transactions during 2002.

•	In January 2002, we entered into an agreement with Kos Pharmaceuticals, Inc. to commercialize in the United States Kos’s treatments for cholesterol disorders, Advicor® and Niaspan®. We provide a dedicated sales force at our own expense who, in combination with Kos’s sales force, will commercialize Advicor® and Niaspan® for two years. In return, we received warrants to purchase shares of Kos’s common stock at an agreed price. We will receive commissions, subject to a minimum and maximum amount over the life of the agreement, based on net sales of the product from 2002 through 2006.

•	During the second quarter of 2002, we finalized an agreement with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. We will provide, at our own expense, sales and marketing resources over the five-year life of the agreement, in return for which the customer will pay us royalties on product sales in excess of certain baselines. Subsequent to December 31, 2002, we exercised our rights to terminate this contract in Germany.

•	In July 2002, we entered into an agreement with Eli Lilly and Company to support its commercialization efforts for CymbaltaTM in the United States. In return for providing sales representatives and making marketing and milestone payments to Lilly, we will receive a percentage of sales over the five-year service period followed by a royalty over the subsequent three years.

•	In July 2002, we entered into an agreement with Columbia Laboratories, Inc. to assist them in the U.S. commercialization of the following women’s health products: ProchieveTM 8%, ProchieveTM4%, Advantage-S® and RepHreshTM. Under the terms of the agreement, we purchased shares of Columbia common stock. We also will pay Columbia four quarterly payments, which commenced in the third quarter of 2002, in exchange for royalties on the sales of the four Columbia products for a five-year period beginning in the first quarter of 2003. In addition we will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products.

•	In December 2002, we entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of the agreement, we acquired the marketing and distribution rights to one of the products and entered into a distribution agreement for the other product.

      We review many candidates for strategic alliances under our PharmaBio Development business models, and in addition to the transactions already under way, we are continually evaluating new strategic possibilities, including opportunities to acquire rights to market additional pharmaceutical products, and we may enter into additional transactions in the future.

Informatics Offerings

      Prior to May 2002, we had a fourth segment, consisting of our informatics services. Our informatics group provided a broad range of knowledge-rich products and services for use by the pharmaceutical, biotechnology, and medical and surgical device industries, and healthcare provid-

Quintiles Transnational 2002 Annual Report   11

ers, payors and patients to improve the quality of care and to efficiently manage the delivery of care at multiple points along the continuum of healthcare delivery.

      In May 2002, we completed the formation of our healthcare informatics joint venture, Verispan, with McKesson. The joint venture is designed to leverage the operational strengths of the healthcare information businesses of each company. We are equal co-owners of a majority of the equity of Verispan with McKesson with a portion of the equity in Verispan owned or to be issued to key providers of de-identified healthcare data in exchange for the data. We contributed the net assets of our informatics group and funded $10 million to Verispan.

      Several major data providers have contracted to provide de-identified prescription or medical data to the joint venture. Verispan has licensed its data products to McKesson and us for use in our respective core businesses. Under the license arrangement, we continue to have access to Verispan’s commercially available market information and products, at no further cost to us, to enhance service to and partnering with our customers.

Customers and Marketing

      We coordinate our business development efforts across our service offerings through integrated business development functions, which direct the activities of business development personnel in each of our U.S. locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America.

      For the year ended December 31, 2002, approximately 43.1% of our net service revenue from external customers was attributed to operations in the United States and 56.9% to operations outside the United States. Please refer to the notes to our consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our foreign and domestic operations. Approximately 42.5%, 41.1%, and 36.4% of our net revenue was attributed to our clinical development services in 2002, 2001 and 2000, respectively; approximately 25.8%, 32.6% and 37.7% of our net revenue was attributed to our commercialization services in 2002, 2001 and 2000, respectively; and approximately 17.3%, 15.4% and 14.3% of our net revenue was attributed to our early development and laboratory services in 2002, 2001 and 2000 respectively. Neither our integrated strategic services, our commercial rights and royalties, nor our informatics services accounted for more than 10% of our net revenue in any of these years. ENVOY, our former electronic data interchange unit, is accounted for as a discontinued operation as a result of its sale to WebMD in May 2000; therefore, the results of ENVOY through the date of sale are not included in our net revenue and are reported separately.

      In the past, we have derived, and may in the future derive, a significant portion of our service revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase. We may experience concentration in 2003 and in future years. Aventis S.A. accounted for approximately 11%, 11% and 10% of our consolidated net service revenue in 2002, 2001 and 2000, respectively.

Competition

      The market for our product development services is highly competitive, and we compete against traditional CROs and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates.

12   Quintiles Transnational 2002 Annual Report

Our primary CRO competitors include Covance Inc., PPD Inc. and PAREXEL International Corp. Competitive factors for product development services include:

•	previous experience,

•	medical and scientific experience in specific therapeutic areas,

•	the quality of contract research,

•	speed to completion,

•	the ability to organize and manage large-scale trials on a global basis,

•	the ability to manage large and complex medical databases,

•	the ability to provide statistical and regulatory services,

•	the ability to recruit investigators,

•	the ability to integrate information technology with systems to improve the efficiency of contract research,

•	an international presence with strategically located facilities and

•	financial viability and price.

      In our commercial services, we compete against the in-house sales and marketing departments of pharmaceutical companies and other contract sales organizations in each country in which we operate. We also compete against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Our primary CSO competitors in the United States include Ventiv Health and Professional Detailing, Inc. Outside of the United States, we typically compete against single country or regionally-focused commercial service providers. The primary competitive factors affecting commercial services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price.

      Because our PharmaBio Development group custom tailors its risk-based service solutions to meet our customers’ financial and strategic needs, it is more difficult to assess its potential competitors. Theoretically, a financing party could choose to fund such risk-based commercialization or development efforts, as does PharmaBio Development. However, such a group would have to contract with third parties for the provision of services. We are aware that several commercial service firms, such as Ventiv Health and Professional Detailing, Inc., have entered into risk-based commercialization transactions. Our PharmaBio Development group has a large number of competitors for specialty pharmaceutical products. The key competitive factors for PharmaBio Development include access to capital, the quality of the services provided by our other business units in connection with PharmaBio Development’s transactions, and the ability to perform detailed and accurate scientific, strategic, and financial due diligence prior to completing transactions.

      Competitors for our informatics services included IMS Health Incorporated and NDC.

      Notwithstanding all these competitive factors, we believe that the synergies arising from integrating product development services with commercial services, supported by global operations and information technology differentiate us from our competitors.

Employees

      As of January 31, 2003, we had approximately 15,548 full-time equivalent employees, comprised of approximately 5,422 in the Americas, 8,114 in Europe and Africa and 2,012 in the Asia-Pacific region. As of January 31, 2003, our product development group had 8,696 full-time equivalent employees, our commercial services group had 6,180 full-time equivalent employees, and

Quintiles Transnational 2002 Annual Report   13

our PharmaBio Development group had 94 full-time equivalent employees. In addition, 578 full-time equivalent employees were in our centralized operations/ corporate office.

Backlog and Net New Business Reporting

      We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2002, backlog was approximately $1.7 billion, as compared to approximately $2.0 billion at December 31, 2001. The backlog at December 31, 2002 includes approximately $87 million of backlog related to services contracted from our service groups, primarily commercialization, in connection with the strategic alliances forged by our PharmaBio Development group. Backlog does not include any product revenues, royalties and commissions related to our commercial rights.

      Net new business, which is anticipated net revenue from contracts which we entered into during the period and adjusted for contracts which were cancelled during the period, for the twelve months ended December 31, 2002 was $1.2 billion, including $79 million of internal service contracts. Net new business for our product development and commercial services groups during this same period was $795 million and $451 million, respectively.

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

Potential Liability

      In conjunction with our product development services, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our Phase I clinical trial facilities, we could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our labs inaccurately reports or fails to report lab results. We believe that some of our risks are reduced by one or more of the following: (1) indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with customers and investigators, (2) insurance maintained by customers and investigators and by us and (3) various regulatory requirements, including the use of institutional review boards and the procurement of each participant’s informed consent to participate in the study. The contractual indemnifications generally do not fully protect us against certain of our own actions such as negligence. Contractual arrangements are subject to negotiation with customers and the terms and scope of any indemnification or limitation or exclusion of liability may vary from customer to customer and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We maintain professional liability insurance that covers worldwide territories in which we currently do business and includes drug safety issues as well as data processing errors and omissions. We could be materially and adversely

14   Quintiles Transnational 2002 Annual Report

affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or in the event that an indemnifying party does not fulfill its indemnification obligations. For example, we are among the defendants in a purported class action by participants in an Alzheimer’s study seeking to hold us liable for alleged damages to the participants arising from the study. Our insurance carrier to whom we paid premiums to cover this type of risk has since filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from the Alzheimer’s study litigation. We believe these claims are without merit and intend to contest them vigorously. See “Legal Proceedings.”

      Our efforts to acquire the rights to commercialize and sell pharmaceutical products also expose us to potential liabilities typically associated with pharmaceutical companies. For example, we could face product liability claims in the event users of any of the products we market or distribute now, or in the future, experience negative reactions or adverse side effects or in the event any of these products causes injury, is found to be unsuitable for its intended purpose or is otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell. These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product rights we may acquire in the future. For example, as a result of our decision to outsource the manufacturing and distribution of SolarazeTM, we are unable to directly monitor quality control in the manufacturing and distribution processes.

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

      GCP regulations and guidelines contain the industry standard for the conduct of clinical research and development studies. The FDA and many other regulatory authorities require that study results and data submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include:

•	complying with specific regulations governing the selection of qualified investigators,

•	obtaining specific written commitments from the investigators,

•	ensuring the protection of human subjects by verifying that Institutional Review Board or independent Ethics Committee approval and patient informed consent are obtained,

•	instructing investigators to maintain records and reports,

•	verifying drug or device accountability,

Quintiles Transnational 2002 Annual Report   15

•	reporting of adverse events,

•	adequate monitoring of the study for compliance with GCP requirements and

•	permitting appropriate regulatory authorities access to data for their review.

      Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as FDA and the European Medicines Evaluation Agency, or EMEA. By way of example, these regulations include FDA’s regulations on electronic records and signatures (21 CFR Part 11) which set out requirements for data in electronic format supporting any submissions made to FDA and EMEA’s Note For Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.”

      We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the European Community Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” Studies to be submitted to the EMEA must meet the requirements of the ICH — GCP. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region have developed standard operating procedures in accordance with their local requirements and in harmony with our North American and European operations.

      Our commercial services are subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the United States our commercial services are subject to the Prescription Drug Marketing Act, or PDMA, with regard to the distribution of drug samples. In the United Kingdom, they are subject to the Association of the British Pharmaceutical Industry Code of Practice for the Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their taking up employment. We follow similar regulations which are in effect in the other countries where we offer commercial services.

      Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our U.S. laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. The use of controlled substances in testing for drugs of abuse is regulated by the United States Drug Enforcement Administration, or the DEA. For example, accounting for drug samples that contain controlled substances is subject to regulation by the DEA. Some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs. While no final audit report or action has been taken, the DEA could pursue one or more courses of action, including a re-audit of the facility, the assessment of civil fines, or, in extreme cases, criminal penalties. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country. Our laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees.

16   Quintiles Transnational 2002 Annual Report

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

      Our disease management and healthcare information management services relate to the diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are heavily regulated. Legislation has been proposed at both the state and federal levels that may require us to implement security measures that could involve substantial expenditures or limit our ability to offer some of our products and services.

      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions and instructs the Secretary of Health and Human Services, or HHS, to promulgate regulations implementing these standards in the United States. Final rules requiring standardized electronic transactions of health information were published by the Secretary in August 2000. The initial compliance deadline was October 16, 2002, but a covered entity may file for an extension until October 16, 2003.

      On December 28, 2000, the Secretary issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations, as amended on August 14, 2002, generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals’ rights, (b) the uses and disclosure of protected health information by the covered entity, and (c) the methods permissible for de-identification of health information. The effective date of the final rule was April 14, 2001 and, unless properly extended by Congress or the current Administration, the compliance date is April 14, 2003. The final regulation for the HIPAA security standards is to be issued in the Federal Register on February 20, 2003.

      We are not a “covered entity” under the HIPAA Standards for Privacy of Individually Identifiable Health Information (also known as the HIPAA Privacy Rule). We do receive identifiable health information from various sources, including from investigators on research studies who are covered entities or who are employed by covered entities. In order for covered entities to disclose identifiable health information to us for research purposes, there must be an applicable permission under the HIPAA Privacy Rule. Depending on the facts, the possible permissions include where a patient signs an authorization; an institutional review board waives the authorization requirement; the review of the information is conducted under specific conditions preparatory to research or with respect to decedents; or the information is stripped of direct identifiers and is disclosed to us pursuant to a limited use agreement. Covered entities may also provide “deidentified” health information to us. We are engaged in ongoing communications with HIPAA covered entities from whom we receive identifiable health information with respect to coordination of disclosure of such information to us and the covered entities’ compliance with the HIPAA Privacy Rule. Based on our communications with our investigators and other covered entities from whom we receive identifiable health information, we believe that we will continue to be able to obtain such information, consistent with requirements of the Privacy Rule. However, if the covered entities do not understand the

Quintiles Transnational 2002 Annual Report   17

permissions for disclosure of information for research purposes, it is possible that they could object to providing identifiable health information to us, which could have an adverse effect on our ability to obtain such information in a timely manner for our business operations relating to research.

      The impact of such legislation and regulations relating to identifiable health information in the United States cannot be predicted. Other countries have or are in the process of putting privacy laws into place. For instance, the European Data Protection Directive applies standards for the protection of all personal data, not just health information, in the European Union (EU) and requires the EU member states to enact national laws implementing this Directive. Such legislation or regulations could materially affect our business.

Available Information

      We maintain a Web site at the address www.quintiles.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We did not file any such reports, or amendments thereto, between November 14, 2002 and December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information with respect to each of our executive officers who serve in such capacities as of the filing date of this Form 10-K. There are no family relationships between any of our directors or executive officers.

Name	Age	Position with the Company

Dennis B. Gillings	58	Chairman
Pamela J. Kirby	49	Chief Executive Officer
James L. Bierman	50	Executive Vice President and Chief Financial Officer
John S. Russell	48	Executive Vice President, General Counsel and Head Global Human Resources

      Dennis B. Gillings, Ph.D. founded the Company in 1982 and has served as Chairman of the Board of Directors since its inception and as Chief Executive Officer from its inception until April 2001.

      Pamela J. Kirby, Ph.D. became the Company’s Chief Executive Officer in April 2001. Previously, she served as Head of Global Strategic Marketing and Business Development department of the Pharmaceuticals Division of F. Hoffmann-La Roche Ltd. in Basel, Switzerland. Dr. Kirby served from 1996 until 1998 as global commercial director with British Biotech plc, a drug development company. Dr. Kirby is a director of Smith & Nephew, plc.

      James L. Bierman was appointed Chief Financial Officer in February 2000. Mr. Bierman joined the Company in June 1998 as Senior Vice President of Corporate Development and had global responsibility for all mergers, acquisitions, strategic investments, and joint ventures. Prior to joining the Company, Mr. Bierman spent 22 years with Arthur Andersen LLP, working with a diversified base of companies solving complex business problems, whether operational, financial, or accounting-related in nature.

      John S. Russell serves as Executive Vice President and General Counsel and Head Global Human Resources. He also serves as the Corporate Secretary and directs the Company’s government relations. Mr. Russell joined the Company in 1998 after 12 years in private practice as a partner in the Raleigh office of the Moore and Van Allen law firm, where he was head of the Corporate Practice group.

18   Quintiles Transnational 2002 Annual Report

Item 2.     Properties

      As of January 31, 2003 we had approximately 109 offices located in 48 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving our product development group in Durham, North Carolina; Kansas City, Missouri; Smyrna, Georgia; Bracknell, England; Irene, South Africa; Tokyo, Japan; and Singapore. We also maintain substantial offices serving our commercial services group in Parsippany, New Jersey; Falls Church, Virginia; Hawthorne, New York; Marlow, England, and Tokyo, Japan. We own facilities that serve our product development group in Lenexa, Kansas; Kansas City, Missouri; Riccarton, Scotland; Bathgate, Scotland; Glasgow, Scotland; Livingston, Scotland; Freiburg, Germany; and Pretoria, South Africa. We also own a facility in Gotenba City, Japan, which is subject to a mortgage, that serves our product development and commercial services groups. All of our other offices are leased. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

Item 3.     Legal Proceedings

      On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, one of our subsidiaries, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. The parties are in the discovery phase of the litigation. We believe the claims to be without merit and are defending the suit vigorously.

      On January 22, 2002, Federal Insurance Company and Chubb Custom Insurance Company filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the litigation described in the prior paragraph and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. We believe the allegations made by Federal and Chubb are without merit and are defending this case vigorously.

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by shareholders seeking to enjoin the consummation of a transaction proposed by Pharma Services Company, a newly formed company wholly owned by Dennis B. Gillings, Ph.D., to acquire all of our outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits name as defendants Dr. Gillings, other members of our Board of Directors, our company and, in some cases, Pharma Services Company. The complaints allege, among other things, that the directors breached their fiduciary duties with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. On November 11, 2002, a special committee of our Board of Directors announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale of our company and alternatives that would keep us independent and publicly owned. On January 6, 2003, the North

Quintiles Transnational 2002 Annual Report   19

Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until we provide notice of a change-of-control transaction involving our company. Based upon our preliminary review, we believe the lawsuits are without merit and intend to defend them vigorously.

      We are currently a party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Prices

      Our common stock is traded on The Nasdaq Stock Market under the symbol “QTRN.” The following table shows, for the periods indicated, the high and low sale prices per share on The Nasdaq Stock Market, based on published financial sources.

Calendar Period	High	Low

Quarter ended March 31, 2001	$22.875	$14.688
Quarter ended June 30, 2001	26.050	15.000
Quarter ended September 30, 2001	25.500	12.450
Quarter ended December 31, 2001	18.900	13.610
Quarter ended March 31, 2002	19.300	14.680
Quarter ended June 30, 2002	17.700	11.300
Quarter ended September 30, 2002	12.457	8.350
Quarter ended December 31, 2002	12.360	7.650

      As of February 18, 2003, there were approximately 30,000 beneficial owners of our common stock, including 2,159 holders of record.

Dividend Policies

      We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, and we intend to retain future earnings for the development and expansion of our business.

Recent Sales of Unregistered Securities

      During the three months ended December 31, 2002, options to purchase 6,000 shares of our common stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

20   Quintiles Transnational 2002 Annual Report

Item 6.	Selected Consolidated Financial Data

      The selected Consolidated Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2002 and the Consolidated Balance Sheet Data set forth below as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 31, 1999 and 1998, and the Consolidated Balance Sheet Data set forth below as of December 31, 2000, 1999 and 1998 are derived from our consolidated financial statements not included herein. During 2000, we completed the sale of our electronic data interchange unit, ENVOY Corporation, and as such the results of ENVOY, for all periods presented, have been reported separately as a discontinued operation in the consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Gross revenues	$1,992,409	$1,883,912	$1,871,077	$1,830,365	$1,418,788
Income (loss) from continuing operations before income taxes	123,660	(262,496)	(51,005)	115,910	125,567
Income (loss) from continuing operations	81,664	(175,873)	(34,174)	73,168	85,643
Income (loss) from discontinued operation, net of income taxes	—	—	16,770	36,123	2,926
Extraordinary gain from sale of discontinued operation, net of income taxes	—	142,030	436,327	—	—
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	45,659	—	—	—	—
Net income (loss) available for common shareholders	$127,323	$(33,843)	$418,923	$109,291	$88,569

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.69	$(1.49)	$(0.29)	$0.64	$0.82
Income (loss) from discontinued operation	—	—	0.14	0.32	0.03
Extraordinary gain from sale of discontinued operation	—	1.20	3.76	—	—
Cumulative effect of change in accounting principle	0.39	—	—	—	—

Basic net income (loss) per share	$1.08	$(0.29)	$3.61	$0.96	$0.85

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.69	$(1.49)	$(0.29)	$0.63	$0.77
Income (loss) from discontinued operation	—	—	0.14	0.31	0.03
Extraordinary gain from sale of discontinued operation	—	1.20	3.76	—	—
Cumulative effect of change in accounting principle	0.39	—	—	—	—

Diluted net income (loss) per share	$1.07	$(0.29)	$3.61	$0.94	$0.80

Weighted average shares outstanding:
Basic	118,135	118,223	115,968	113,525	104,799
Diluted	118,458	118,223	115,968	115,687	110,879

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands, except employee data)
Cash and cash equivalents	$644,284	$565,063	$330,214	$191,653	$128,621
Working capital, excluding discontinued operation(1)	568,473	617,552	308,684	78,039	197,005
Total assets	2,152,083	1,947,740	1,961,578	1,607,565	1,171,777
Long-term debt and capital leases including current portion	40,574	37,866	38,992	185,765	193,270
Shareholders’ equity	$1,598,386	$1,455,088	$1,404,706	$991,759	$646,132
Full-time equivalent employees	15,801	17,639	18,060	20,496	16,732

(1) Working capital of discontinued operation was $36.0 million in 1999 and $42.4 million in 1998.

Quintiles Transnational 2002 Annual Report   21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

      Quintiles Transnational Corp. helps improve healthcare worldwide by providing a broad range of professional services, information and partnering solutions to the pharmaceutical, biotechnology and healthcare industries. Based on industry analyst reports, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2002 revenues. The revenues of the second largest company were over $1.1 billion less than our 2002 revenues.

      In May 2002, we completed the formation of our previously announced healthcare informatics joint venture, Verispan, with McKesson, which is designed to leverage the operational strengths of the healthcare information businesses of each company. We are equal co-owners of a majority of the equity of Verispan with McKesson. Verispan has licensed data products to McKesson and us for use in our core businesses. Under the license arrangement, we continue to have access to Verispan’s commercially available market information and products, at no further cost to us, to enhance our service delivery to and partnering with our customers.

      On October 14, 2002, we announced that Pharma Services Company, a newly formed company owned by our Chairman of the Board and Founder, made a non-binding proposal to acquire all of our outstanding shares for a cash price of $11.25 per share. In response to the proposal, our Board of Directors established a special committee of independent directors to act on our behalf with respect to the proposal or alternatives in the context of evaluating what is in our best interest and the best interest of our shareholders. On November 11, 2002, the special committee announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale of our company and alternatives that would keep us independent and publicly owned. Uncertainty pending the outcome of the special committee’s process, as well as the result of that process, could impact our results of operations and financial condition in ways that we are not able to predict.

Results of Operations

      We adopted Emerging Issues Task Force Issue 01-14 on January 1, 2002, as required. This new accounting guidance requires us to report reimbursed service costs as part of service revenues. Our reimbursed service costs include such items as payments to investigators and travel expenses for our clinical monitors and sales representatives. Historically, we have not reported these reimbursed service costs as service revenues since we do not earn a profit on these costs. In accordance with this new accounting guidance, we have reclassified reimbursed service costs to service revenues for all periods presented. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $60.4 million for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Gross revenues for the year ended December 31, 2002 were $1.99 billion versus $1.88 billion for the year ended December 31, 2001. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed

22   Quintiles Transnational 2002 Annual Report

service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	2002	2001

Service revenues	$1,868,324	$1,857,509
Less: reimbursed service costs	399,650	263,429

Net service revenues	1,468,674	1,594,080
Commercial rights and royalties	110,381	25,792
Investments	13,704	611

Total net revenues	$1,592,759	$1,620,483

•	Service revenues were $1.87 billion for 2002 compared to $1.86 billion for 2001. Service revenues less reimbursed service costs, or net service revenues, for 2002 were $1.47 billion, a decrease of $125.4 million or (7.9%) over net service revenues of $1.59 billion in 2001. Included in net service revenues for 2002 was $20.3 million from our informatics group as compared to $58.2 million from that group for 2001. Our informatics group was transferred to a joint venture during May 2002, therefore revenues for this group are not included in our net service revenues since the date of transfer. Net service revenues for 2002 were positively impacted by approximately $15.2 million due to the effect of foreign currency fluctuations. The positive foreign currency fluctuation due to the weakening of the US Dollar relative to the euro and the British pound was partially offset by the strengthening of the US Dollar relative to the South African Rand and the Japanese yen. Using a constant exchange rate for each period, net service revenues decreased $140.6 million or (8.8%). Net service revenues increased in the Asia Pacific region $29.4 million or 18.0% to $193.2 million, which was negatively impacted by $2.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $67.9 million or 11.5% to $658.7 million in the Europe and Africa region, which was positively impacted by $18.2 million due to the effect of foreign currency fluctuations. Net service revenues decreased $222.7 million or (26.5%) to $616.8 million in the Americas region primarily as a result of the decline in the commercial services group revenues.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2002 were $110.4 million, an increase of $84.6 million over 2001 commercial rights and royalties revenues of $25.8 million. Commercial rights and royalties revenues were positively impacted by approximately $3.8 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. These revenues include products for which we have acquired certain commercial rights, such as the dermatology products, Solaraze™ and ADOXA™. Also included are royalties or commissions on product sales that we receive in exchange for providing commercial or product development services. The $84.6 million increase is primarily the result of our acquisition of certain assets of Bioglan Pharma, Inc., and its suite of dermatology products, a new risk sharing contract in Europe with a large pharmaceutical customer and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. In December 2002, we agreed to permit Scios to hire the sales force we had previously provided under contract to them, effective December 31, 2002 in return for (1) Scios reimbursing us for the operating profit that we would have earned between December 31, 2002 and the first date on which Scios would have been permitted to hire the sales force under the contract terms and (2) advancing from May 31, 2003 to December 31, 2002, our ability to exercise the remaining unexercisable warrants. The early settlement of our service obligation resulted in an accelerated recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. For the year ended December 31, 2002, approximately 55.5% of our commercial rights and royalties revenues was attributable to the contracts with Scios and Kos, approximately 17.2% was attributable to the risk sharing

Quintiles Transnational 2002 Annual Report   23

contract in Europe, approximately 20.3% was attributable to the suite of dermatology products and the remaining 7.0% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of our direct and indirect investments, for 2002 were $13.7 million versus $611,000 for 2001. Included in 2002 and 2001 are $4.3 million and $14.0 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Costs of revenues were $1.37 billion for 2002 versus $1.32 billion in 2001. Below is a summary of these costs (in thousands):

	2002	2001

Reimbursed service costs	$399,650	$263,429
Service costs	775,447	931,029
Commercial rights and royalties costs	106,146	26,800
Investment costs	320	1,914
Depreciation and amortization	86,148	95,095

	$1,367,711	$1,318,267

•	Reimbursed service costs were $399.7 million and $263.4 million for 2002 and 2001, respectively. It was impracticable to identify and reclassify certain commercialization reimbursed service costs, and accordingly, the 2001 results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $60.4 million for 2002.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $775.4 million or 52.8% of 2002 net service revenues versus $931.0 million or 58.4% of 2001 net service revenues. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $106.1 million for 2002 versus $26.8 million for 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $54.5 million for 2002 and $12.9 million for 2001. The year 2002 also includes costs to launch and market Solaraze™ and ADOXA™ and expenses relating to the risk sharing contract in Europe.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $320,000 in 2002 versus $1.9 million in 2001.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $86.1 million for 2002 versus $95.1 million for 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. In addition, depreciation expense decreased $2.9 million as a result of the transfer of our informatics group to Verispan. During 2002, we completed the goodwill transitional impairment test as of January 1, 2002, as required, and the annual impairment test as of July 31, 2002, in which no goodwill impairment was deemed necessary at either date.

24   Quintiles Transnational 2002 Annual Report

      General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $508.1 million or 31.9% of total net revenues in 2002 versus $520.7 million or 32.1% of total net revenues in 2001. General and administrative expenses decreased $12.6 million primarily due to realization of the benefits from our restructurings, including efficiencies created through the implementation of our shared service centers, and the deployment of our Internet initiative products into day-to-day operations resulting in our research and development expenses decreasing to $2.1 million in 2002 from $18.1 million in 2001. These decreases were partially offset by increases in Japan and Europe primarily due to the effect of foreign currency fluctuations.

      Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $14.2 million in 2002 versus $16.7 million in 2001. Although we had an increase in our investable funds during 2002, we experienced a decrease in interest income due to a decline in interest rates.

      Other expense was $7.1 million in 2002 versus $489,000 in 2001. The increase is a result of several factors, including the effects of foreign currency translations, disposals of assets and transaction costs. Included in the 2002 transaction costs are approximately $3.4 million of expenses relating to the activities of the special committee of our Board of Directors and its financial and legal advisors, and approximately $2.7 million of expenses associated with the formation of the Verispan joint venture.

      In 2001, we recognized a $325.6 million impairment on our investment in WebMD Corporation, or WebMD, common stock. This included a $334.0 million write-down in the third quarter of 2001 of our cost basis in our investment in WebMD whose decline in fair value was considered to be other than temporary. In the fourth quarter of 2001 we recognized an $8.5 million gain on our investment in WebMD as a result of the sale of all 35 million shares of WebMD common stock to WebMD.

      During 2001, we recognized $83.2 million of income from the settlement of litigation between WebMD and us. We received $185.0 million in cash for all 35 million shares of WebMD common stock we owned and to resolve the remaining disputes. Also as part of the settlement, WebMD surrendered the warrant to purchase 10 million shares of our common stock.

      In 2001 we announced a strategic plan that has been implemented across each service line and geographic area of our business which we believe will allow us to meet the changing needs of our customers and to increase our opportunity for growth by committing ourselves to innovation, quality and efficiency. In connection with this plan, we recognized $54.2 million of restructuring charges in 2001 which included approximately $1.1 million relating to a 2000 restructuring plan. In 2002, we revised our estimates of the restructuring plan which we adopted during 2001. This review resulted in a reduction of $9.1 million in our accruals, including $5.7 million in severance payments and $3.4 million in exit costs. However, also during 2002, we recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan we announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities.

      During 2001, we recognized a $27.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in our commercial services segment and personal computers including desktops and laptops that were no longer in service. The goodwill was deemed impaired and written-off due to changing business conditions and strategic direction.

      Income before income taxes was $123.7 million or 7.8% of total net revenues for 2002 versus a loss before income taxes of $262.5 million for 2001. Excluding the restructuring charge, the write-off of goodwill and other assets, the income from the settlement of litigation with WebMD, and the

Quintiles Transnational 2002 Annual Report   25

impairment on investment in WebMD, income before income taxes for 2001 was $61.1 million or 3.8% of total net revenue.

      The effective income tax rate was 33.5% for 2002 versus (33.0%) for 2001. Since we conduct operations on a global basis, our effective income tax rate may vary. See “Income Taxes.”

      During 2002, we recognized $569,000 of losses from equity in unconsolidated affiliates and other which represents our pro rata share of net losses of unconsolidated affiliates, primarily Verispan’s net loss since its formation in May 2002, net of minority interest in a consolidated subsidiary.

      Effective January 2002, we changed our method for calculating deferred income taxes related to our multi-jurisdictional tax transactions. Under the previous method, we followed an incremental approach to measuring the deferred income tax benefit of our multi-jurisdictional transactions. Under this approach, we considered the income tax benefit from the step-up in tax basis, net of any potential incremental foreign income tax consequences determined by projecting taxable income, foreign source income, foreign tax credit provisions and the interplay of these items among and between their respective tax jurisdictions, based on different levels of intercompany foreign debt. Under the new method, we record deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. We believe the new method has become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. In order to effect this change, we recorded a cumulative effect adjustment of $45.7 million which represents the reversal of the valuation allowance related to deferred income taxes on these multi-jurisdictional income tax transactions.

      During 2001, we completed a tax basis study for ENVOY Corporation, our electronic data interchange unit we sold to WebMD Corporation during 2000. As a result of this study, our tax basis in ENVOY was determined which resulted in an approximate $142.0 million reduction in the income taxes provided on the sale of ENVOY.

      Net income was $127.3 million for 2002 versus a net loss of $33.8 million for 2001. Excluding the restructuring charge, the write-off of goodwill and other assets, the income from the settlement of litigation with WebMD, the cumulative effect of changing to a different method of recognizing deferred income taxes and the extraordinary gain from the sale of discontinued operation, net income was $81.7 million for 2002 versus $41.0 million for 2001.

     Analysis by Segment:

      During the first quarter of 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group in order to consolidate the operational and business development activities. All historical information presented has been revised to reflect this change.

      The following table summarizes the operating activities for our reportable segments for the years ended December 31, 2002 and 2001, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on

26   Quintiles Transnational 2002 Annual Report

intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2002	2001	Growth %	2002	Revenues	2001	Revenues

Product development	$944.9	$913.9	3.4%	$477.5	50.5%	$438.4	48.0%
Commercial services	558.0	634.9	(12.1)	207.7	37.2	197.5	31.1
PharmaBio Development	124.1	26.4	370.0	17.6	14.2	(2.3)	(8.8)
Informatics	20.3	58.2	(65.0)	8.0	39.4	27.2	46.7
Eliminations	(54.5)	(12.9)	—	—	—	—	—

	$1,592.8	$1,620.5	(1.7)%	$710.8	44.6%	$660.7	40.8%

      The product development group’s financial performance improvement was a result of several factors, including an increase in revenues and the continued improvement in contribution margin due to greater efficiency and improved contract management.

      The commercial services group’s financial performance was negatively impacted by difficult business conditions for large fee-for-service contracts in the United States. The impact of the revenue decline was offset by the effects of our cost management efforts.

      The PharmaBio Development group’s increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of our acquisition of certain assets of Bioglan Pharma, Inc. and its suite of dermatology products, the risk sharing contracts in Europe, our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. and the rollover of the Scios sales force effective December 31, 2002. The investment revenues (net of related costs) increased the contribution of this group by approximately $14.7 million when compared to 2001. This group’s contribution margin was negatively impacted by the costs associated with the launch and marketing of Solaraze™ and ADOXA™ and expenses relating to the risk sharing contracts in Europe. The commercial services provided to PharmaBio Development by our commercial services group increased approximately $41.6 million.

      The informatics group’s performance was impacted by the pending transfer of this group into the joint venture. This was completed in May 2002; therefore, the 2002 results include only five months of revenues and contribution for the informatics group.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

      Gross revenues for the year ended December 31, 2001 were $1.88 billion versus $1.87 billion for the year ended December 31, 2000. Gross revenues include service revenues, revenues from commercial rights and royalties and investment revenues. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate, due in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	2001	2000

Service revenues	$1,857,509	$1,860,316
Less: reimbursed service costs	263,429	210,588

Net service revenues	1,594,080	1,649,728
Commercial rights and royalties	25,792	10,182
Investments	611	579

Total net revenues	$1,620,483	$1,660,489

•	Service revenues were $1.86 billion for 2001 compared to $1.86 billion for 2000. Net service revenues for 2001 were $1.59 billion, a decrease of $55.6 million or (3.4%) over net service revenues of $1.65 billion in 2000. However, there was negative impact of approximately $49.0 million due to the effect of foreign currency fluctuations related to the strengthening of

Quintiles Transnational 2002 Annual Report   27

the US Dollar relative to the euro, other European currencies and the Japanese yen combined with the effects of the devaluation of several currencies including the South African Rand; therefore, using a constant exchange rate for each period, net service revenues decreased $6.7 million or (0.4%). Net service revenues for the commercial services group decreased $113.6 million or (15.2%) as a result of large contracts that were terminated or converted in-house by our customers instead of being renewed. The decrease was partially offset by an increase of approximately $11.7 million from our Phase I development services and an increase of approximately $76.6 million from our clinical development services, primarily Phase II and III services. Net service revenues increased in the Asia Pacific region $44.0 million or 36.7% to $163.8 million but decreased $116.7 million or (12.2%) to $839.5 million in the Americas region primarily resulting from the decline in the commercial services segment. Net service revenues in the Europe and Africa region increased $20.3 million or 3.5% to $601.8 million.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2001 were $25.8 million, an increase of $15.6 million over 2000 commercial rights and royalties revenues of $10.2 million. The increase was primarily attributable to the contract with Scios which was operational by the third quarter of 2001.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity investments and impairments from other than temporary declines in the fair values of our direct and indirect investments, for 2001 were $611,000 versus $579,000 for 2000. Included in 2001 and 2000 are $14.0 million and $5.5 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Costs of revenues were $1.32 billion for 2001 versus $1.30 billion in 2000. Below is a summary of these costs (in thousands):

	2001	2000

Reimbursed service costs	$263,429	$210,588
Service costs	931,029	986,343
Commercial rights and royalties costs	26,800	9,441
Investment costs	1,914	—
Depreciation and amortization	95,095	91,242

	$1,318,267	$1,297,614

•	Reimbursed service costs were $263.4 million and $210.6 million for 2001 and 2000, respectively.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $931.0 million or 58.4% of 2001 net service revenues versus $986.3 million or 59.8% of 2000 net service revenues. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $26.8 million for 2001 versus $9.4 million for 2000. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $12.9 million for 2001.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $1.9 million in 2001, the initial year of the group’s operations.

28   Quintiles Transnational 2002 Annual Report

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $95.1 million for 2001 versus $91.2 million for 2000. Depreciation expense increased $4.2 million due to the increase in our capitalized asset base while amortization expense decreased $300,000 primarily as a result of the write-off of goodwill.

      General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $520.7 million or 32.1% of total net revenues in 2001 versus $565.1 million or 34.0% of total net revenues in 2000. General and administrative expenses decreased primarily due to the effects of reductions relating to our restructuring activities including a decrease of approximately $15.4 million in the spending for our Internet initiative. These reductions were partially offset by an increase in costs of approximately $7.8 million associated with the continued implementation of our shared service center initiative and approximately $9.0 million associated with the realignment of our business development strategy.

      Net interest income, which represents interest income received from bank balances and investments in debt securities, net of interest expense incurred on lines of credit, notes and capital leases, was $16.7 million in 2001 versus $15.9 million in 2000.

      Other expense was $489,000 in 2001 versus other income of $725,000 in 2000.

      In 2001, we recognized a $325.6 million impairment on our investment in WebMD common stock. This included a $334.0 million write-down in the third quarter of 2001 of our cost basis in our investment in WebMD due to an other than temporary decline in its fair value and an $8.5 million gain on our investment in WebMD as a result of the sale of all 35 million shares of WebMD common stock to WebMD.

      During 2001, we recognized $83.2 million of income from the settlement of litigation between WebMD and us. We received $185.0 million in cash for all 35 million shares of WebMD common stock we owned and to resolve the remaining disputes. Also as part of the settlement, WebMD surrendered the warrant it held to purchase 10 million shares of our common stock.

      In response to a change in demand for our services, we announced restructuring plans during 2000, resulting in a $58.6 million restructuring charge. This consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million in exit costs. As of December 31, 2001, all affected individuals, approximately 990 positions, had been notified of their termination and approximately $1.5 million remained to be spent.

      During the third quarter of 2001, we announced a strategic plan that has been implemented across each service line and geographic area of our business to meet the changing needs of our customers and to increase our opportunity for growth by committing ourselves to innovation, quality and efficiency.

      In connection with the plan, we recognized $54.2 million of restructuring charges that included approximately $1.1 million relating to a 2000 restructuring plan. The restructuring charges consisted of $33.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.9 million of exit costs. As part of these restructurings, approximately 1,040 positions were eliminated. As of December 31, 2001, 755 individuals had been notified of their termination of which 485 had been paid and were no longer employed by us.

      During 2001, we recognized a $27.1 million charge to write-off goodwill and other operating assets primarily relating to goodwill recorded in four separate acquisitions in our commercial services group and personal computers including desktops and laptops that were no longer in service. The goodwill was deemed impaired and written-off due to changing business conditions and strategic direction.

      During 2000, we recognized a $17.3 million loss on the disposal of our general toxicology operations in Ledbury, Herefordshire, UK.

Quintiles Transnational 2002 Annual Report   29

      Loss before income taxes was $262.5 million for 2001 versus $51.0 million for 2000. Excluding the restructuring charges, the write-off of goodwill and other assets, the loss on the disposal of a business, the income from the settlement of litigation with WebMD, and the impairment on investment in WebMD, income before income taxes was $61.1 million or 3.8% of total net revenue in 2001 versus $24.9 million or 1.5% of total net revenue in 2000.

      The effective income tax rate was (33.0%) for 2001 and 2000, respectively. Since we conduct operations on a global basis, our effective income tax rate may vary. See “Income Taxes.”

      During 2000, we completed the sale of ENVOY to WebMD. The results of ENVOY, $16.8 million in 2000, are included in our consolidated statement of operations as a discontinued operation. The results of ENVOY do not include any interest expense, management fee or transaction costs allocated by us.

      We received $400 million in cash and 35 million shares of WebMD common stock in exchange for our entire interest in ENVOY and a warrant to acquire 10 million shares of our common stock at $40 per share, exercisable for four years. We recorded an extraordinary gain on the sale of $436.3 million, net of income taxes of $184.7 million. During 2001, we completed a tax basis study for ENVOY. As a result of this study, our tax basis in ENVOY was determined which resulted in an approximate $142.0 million reduction in the income taxes provided on the sale of ENVOY.

      Net loss was $33.8 million for 2001 versus a net income of $418.9 million for 2000. Excluding the restructuring charge, the write-off of goodwill and other assets, the income from the settlement of litigation with WebMD, the income from discontinued operation, and the extraordinary gain from the sale of discontinued operation, net income was $41.0 million for 2001 versus $16.7 million for 2000.

     Analysis by Segment:

      During the first quarter of 2002, we transferred the portion of the operations of our Late Phase, primarily Phase IV, clinical group that was in the commercial services group to the product development group in order to consolidate the operational and business development activities. All historical information presented has been revised to reflect this change.

      The following table summarizes the operating activities for our reportable segments for the years ended December 31, 2001 and 2000, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2001	2000	Growth %	2001	Revenues	2000	Revenues

Product development	$913.9	$841.5	8.6%	$438.4	48.0%	$382.6	45.5%
Commercial services	634.9	748.5	(15.2)	197.4	31.1	247.6	33.1
PharmaBio Development	26.4	10.8	145.4	(2.3)	(8.8)	1.3	12.3
Informatics	58.2	59.7	(2.6)	27.2	46.7	33.2	55.7
Eliminations	(12.9)	—	—	—	—	—	—

	$1,620.5	$1,660.5	(3.4)%	$660.7	40.8%	$664.7	40.0%

      The product development group’s financial performance improvement was a result of several factors, including process enhancements and cost reduction efforts in the American and European operations, growth in our Phase I and clinical development services, primarily Phase II and III services, and an improvement in the quality of our contracts.

      The commercial services group’s financial performance was negatively impacted by several factors, including the effects of large contracts converted in-house or terminated by our customers

30   Quintiles Transnational 2002 Annual Report

instead of being renewed and the effects of a collection issue with a non-pharmaceutical customer receivable. These were partially offset by the effects of our cost reduction efforts.

      The PharmaBio Development group’s increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of the Scios contract becoming operational in the third quarter of 2001.

      The informatics group’s financial performance was impacted by several factors, including the effects of the strategic plan and related restructuring, the costs associated with developing new data products and a decrease in new business as a result of the dispute with WebMD and concerns regarding our continuing ability to receive data from WebMD.

Operating Basis Results

      When evaluating our financial performance based on an analysis of continuing operations, we exclude certain items that we believe are outside our normal operations. These items include restructuring charges, write-off of goodwill and other assets, disposal of a business and WebMD related transactions which include: gain from the settlement of litigation including the sale of WebMD common stock, and the impairment of investment in WebMD common stock.

      Below is a summary of our operating basis results and our reconciliation to reported amounts (stated in thousands):

	For the Year Ended December 31,

	2002	2001	2000

Gross revenues	$1,992,409	$1,883,912	$1,871,077
Costs, expenses and other:
Costs of revenues	1,367,711	1,318,267	1,297,614
General and administrative	508,103	520,680	565,137
Interest (income) expense, net	(14,188)	(16,672)	(15,861)
Other (income) expense, net	7,123	489	(725)

	1,868,749	1,822,764	1,846,165

Income before income taxes	123,660	61,148	24,912
Income tax expense	41,427	20,189	8,221

Adjusted income before equity in losses of unconsolidated affiliates and other	82,233	40,959	16,691
Equity in losses of unconsolidated affiliates and other	(569)	—	—

Adjusted income from continuing operations	$81,664	$40,959	$16,691

Summary of reconciling (income or benefit)/expense items excluded above:
Restructuring charges	—	$54,169	$58,592
Write-off of goodwill and other assets	—	27,122	—
Disposal of a business	—	—	17,325
Settlement of litigation	—	(83,200)	—
Impairment of investments in WebMD	—	334,023	—
Gain on investments in WebMD	—	(8,470)	—
Income taxes	—	(106,812)	(25,052)

Total expenses excluded, net of income taxes	—	216,832	50,865

(Loss) income from continuing operations, as reported	$81,664	$(175,873)	$(34,174)

Quintiles Transnational 2002 Annual Report   31

Liquidity and Capital Resources

      Cash and cash equivalents were $644.3 million at December 31, 2002 as compared to $565.1 million at December 31, 2001.

      Cash flows provided by operations were $246.5 million in 2002 versus $247.4 million and $10.5 million in 2001 and 2000, respectively. Increasing cash flows from operations in 2001 was $63.2 million related to the settlement of the litigation with WebMD and $56.2 million for income tax refunds.

      Cash flows used in investing activities in 2002 were $152.3 million and $16.4 million in 2001, versus $270.4 million of cash flows provided by investing activities in 2000. Investing activities consisted primarily of the acquisition of commercial rights, capital asset purchases and acquisition of businesses and purchases and sales of investments.

      Capital asset purchases required cash outlays of $40.2 million, $134.0 million and $108.8 million in 2002, 2001 and 2000, respectively. Capital asset purchases by our informatics group was $666,000 in 2002 versus $10.0 million and $7.0 million in 2001 and 2000, respectively. The decrease in 2002 was due, in part, to the transfer of this group to Verispan. The $134.0 million capital asset purchases in 2001 included the final payment of $58 million in connection with our 1999 acquisition of Aventis S.A.’s Drug Innovation and Approval Facility, $19.9 million for the implementation of the shared service centers and $5.7 million for our informatics group’s data center. Capital asset purchases in 2000 included $25.2 million for the implementation of the shared service centers and $8.0 million for the purchase of our training academy in Japan.

      During 2002, cash used for the acquisition of commercial rights were $88.3 million versus $26.7 million for 2001. The 2002 commercial rights included $70.0 million in payments under our agreement with Eli Lilly and Company. Also in 2002, we acquired certain assets of Bioglan Pharma, Inc., including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million. In 2001, we acquired the rights to market for 14 years in the United States, Canada and Mexico SkyePharma’s Solaraze™, a treatment of actinic keratosis, for $26.7 million.

      In 2001, we jointly announced with WebMD the settlement of litigation between the companies and the resolution of our disputes. As part of the settlement, WebMD paid us $185.0 million in cash for all 35 million shares of WebMD common stock we held and to resolve the remaining disputes. The proceeds were allocated as follows: $63.2 million related to the settlement of litigation was reported as cash flows provided by operations and $121.8 million related to the sale of WebMD common stock was reported as cash flows from investing activities. We will also receive an additional payment from WebMD if, on or before June 30, 2004, WebMD is acquired for a price greater than $4.00 per share or its ENVOY subsidiary is acquired for a price greater than $500 million. Also as part of the settlement, WebMD surrendered the warrant it held to purchase 10 million shares of our common stock.

      The following table is a summary of our net service receivables outstanding (dollars in thousands except days):

	December 31, 2002	December 31, 2001

Trade accounts receivable, net	$227,636	$258,917
Unbilled services	120,383	166,754
Unearned income	(239,598)	(205,783)

Net service receivables outstanding	$108,421	$219,888

Number of days of service revenues outstanding	21	43

The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

32   Quintiles Transnational 2002 Annual Report

      Investments in debt securities were $36.7 million at December 31, 2002 versus $37.0 million at December 31, 2001. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer, at par, and money funds.

      Investments in marketable equity securities at December 31, 2002 were $64.9 million, a decrease of $13.1 million, as compared to $78.0 million at December 31, 2001. This decrease is due to the sale of equity investments. In accordance with our policy to continually review declines in fair value of our marketable equity securities for declines that may be other than temporary, we recorded a loss of approximately $335,000 in 2002 to establish a new cost basis for certain investments.

      Investments in non-marketable equity securities and loans at December 31, 2002 were $46.4 million, an increase of $8.9 million, as compared to $37.6 million at December 31, 2001. In accordance with our policy to review the carrying values of our non-marketable equity securities and loans if the facts and circumstances suggest that a potential impairment, representing an other than temporary decline in fair value, may have occurred, we recorded a loss of approximately $4.0 million in 2002 to establish a new cost basis for certain investments.

      In 2002, we completed the formation of our healthcare informatics joint venture, Verispan. We contributed the net assets of our informatics group and funded $10.0 million to Verispan. Accordingly, we have recorded our investment in Verispan, which is approximately $120.7 million at December 31, 2002, as an investment in unconsolidated affiliates.

      We have available to us a £10.0 million (approximately $16.0 million) unsecured line of credit with a U.K. bank and a £1.5 million (approximately $2.4 million) general bank facility with the same U.K. bank. At December 31, 2002 and 2001, we did not have any outstanding balances on these facilities.

      In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock from time to time until March 1, 2002. In February 2002, the Board extended this authorization until March 1, 2003. During the first half of 2002, we entered into agreements to repurchase approximately 1.6 million shares for an aggregate price of $22.2 million. We did not enter into any agreements to repurchase our common stock during the second half of 2002. During 2001, we entered into agreements to repurchase approximately 1.7 million shares for an aggregate price of $27.5 million. Shareholders’ equity increased $143.3 million to $1.60 billion at December 31, 2002 from $1.46 billion at December 31, 2001.

      Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2002 (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$3,347	$2,179	$1,957	$1,702	$941	$1,431	$11,557
Obligations held under capital leases	19,301	7,330	1,213	617	482	1,433	30,376
Operating leases	62,443	39,776	26,548	22,078	18,970	72,191	242,006
Service agreement	20,000	20,000	20,000	20,000	20,000	15,007	115,007
PharmaBio funding commitments in various commercial rights and royalties	46,828	18,695	15,520	9,914	3,834	—	94,791
PharmaBio funding commitments in non-marketable equity securities and loans	32,344	10,144	—	—	—	—	42,488

	$184,263	$98,124	$65,238	$54,311	$44,227	$90,062	$536,225

      We have also additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied over approximately the same

Quintiles Transnational 2002 Annual Report   33

time period, then we estimate these commitments to be a minimum of approximately $115-140 million per year for a period of five to six years, subject to certain limitations and varying time periods.

      We have entered into financial arrangements with customers in which a portion of our net revenue and operating income will be based on the performance of a specific product. These arrangements typically involve funding, either by direct investment or in the form of a loan, which we commit to provide to our customers. Any securities we may acquire as a result of our investment or upon conversion of the loan may not be readily marketable, and we will bear the risk of carrying these investments for an indefinite period of time. The customer may apply this funding to certain pre-launch and sales and marketing activities or it may represent payment for a royalty stream relating to a specific product. We intend to continue to pursue these types of strategic arrangements, and we are actively seeking additional opportunities to create alliances with our customers.

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

      The special committee of our Board of Directors has indicated it is investigating strategic alternatives available to us for purposes of enhancing shareholder value. The actions of the special committee could impact our liquidity in ways we are unable to predict.

Critical Accounting Policies

      As we believe these policies require difficult, subjective and complex judgments, we have identified the following critical accounting policies which we use in the preparation of our financial statements.

Contract Revenue

      We recognize revenue for service contracts based upon (1) percentage of completion (utilizing input or output measures as appropriate) for fixed price contracts, (2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts. The percentage of completion method requires us to estimate total expected revenue, costs, profitability, duration of the contract and outputs. These estimates are reviewed periodically and, if any of these estimates change or actual results differs from expected results then an adjustment is recorded in the period in which they become reasonably estimable. These adjustments could have a material effect on our results of operations.

      Certain of our commercial rights and royalty contracts provide for us to receive minimum guaranteed payments. These contracts usually contain multiple elements which include payments being made to the customer, as well as payments being received by us from the customer. We account for the contracts as a single contract taking into account the net cash flows we receive. We recognize revenue over the related service period of the contract based on the net present value of the guaranteed payments. As revenues are recognized and payments are made between the customer and us, we record an asset, which represents the obligation owed to us by the customer. Milestone payments, which we make to the customer, are amortized as a reduction to revenue over the service period of the contract. We also impute interest on the asset balance and record interest income as the contract progresses. We will fully realize the asset balance when we receive the guaranteed minimum level of cash flows. We recognize revenues in excess of the guaranteed

34   Quintiles Transnational 2002 Annual Report

minimums as they are earned. The inherent subjectivity of determining the net present values of the guaranteed payments could have a significant impact on the revenues recognized in any period.

      We recognize product revenues upon shipment when title passes to the customer. Revenues are net of allowances for estimated returns, rebates and discounts. We are obligated to accept from customers the return of products that are nearing or have reached their expiration date. We also monitor product ordering patterns, actual returns and analyze wholesale inventory levels to estimate potential product return rates. When we lack a sufficient historical basis to estimate return rates, we recognize revenues and the related cost of revenues when we receive end-user prescription data from third-party providers. Although we believe the product return allowances are adequate, if actual product returns exceed our estimates our results of operations could be adversely affected.

Accounts Receivable, Unbilled Services and Unearned Income

      Accounts receivable represents amounts billed to customers. Revenues recognized in excess of billings are classified as unbilled services, while billings in excess of revenue recognized are classified as unearned income. The realization of these amounts is based on the customer’s willingness and ability to pay us. We have an allowance for doubtful accounts based on management’s estimate of probable incurred losses resulting from a customer failing to pay us. If any of these estimates change or actual results differs from expected results, then an adjustment is recorded in the period in which they become reasonably estimable. These adjustments could have a material effect on our results of operations.

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

Income Taxes

      We have undistributed earnings of our foreign subsidiaries. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. Federal and State income taxes have been provided. If those earnings were distributed, we would be subject to both U.S. income taxes and withholding taxes payable to the various countries. Any resulting income tax obligations could materially adversely affect our results of operations.

      Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and

Quintiles Transnational 2002 Annual Report   35

capital loss carry forwards and income tax credits, will be realized. We record a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it is more likely than not that realization will not occur. We determine the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If our estimate of future taxable income or tax strategies change at any time in the future, we would be required to record an additional income tax provision; recording such a provision could have a material adverse effect on our results of operations.

Foreign Currencies

      We derive a large portion of our net revenue from international operations. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including the risk of translating revenues and expenses of foreign operations into U.S. dollars, known as translation risk, and the risk that we incur expenses in a currency other than that in which the contract revenues are paid, known as transaction risk. Gains and losses on foreign currency transactions are reported in results of operations, while translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity. If certain balances owed by our foreign subsidiaries are deemed to be not of a long-term investment nature, then the translation effect related to those balances would not be classified as translation adjustments but rather transaction adjustments, which could have a material effect on our results of operations.

Long-Lived Assets

      Realization of identifiable tangible and intangible assets in which we have invested is exposed to a changing regulatory and competitive market. Examples include investments we have made in certain product related rights such as marketing and distribution rights and investments made to develop an Internet platform for our product development and commercialization services. The realization of these assets could be affected by technological changes, approval by the FDA, and proposed and final laws and regulations, such as regulations governing individually identifiable health information or FDA requirements for use of electronic records and/or electronic signatures.

      Periodically, we review the carrying values of property and equipment if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining depreciation or amortization period, we will reduce carrying values to estimated fair value. The inherent subjectivity of our estimates of future cash flows could have a significant impact on our analysis. Any future write-offs of long-lived assets could have a material adverse effect on our financial condition or results of operations.

Goodwill and Identifiable Intangible Assets

      Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The recoverability of the excess of the cost over the fair value of the net assets acquired, known as goodwill, is evaluated annually for impairment or if and when events or circumstances indicate a possible impairment. During 2002, we completed the goodwill transitional impairment test as of January 1, 2002, as required, and the annual impairment test as of July 31, 2002, in which no goodwill impairment was deemed necessary at either date. Goodwill and indefinite-lived intangible assets are not amortized. Other identifiable intangible assets are amortized over their estimated useful lives. The inherent subjectivity of applying a market comparables approach to valuing our assets and liabilities could have a significant impact on our analysis. Any future impairment could have a material adverse effect on our financial condition or results of operations.

36   Quintiles Transnational 2002 Annual Report

Employee Stock Compensation

      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees”, or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, or SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we accounted for stock options under SFAS 123, we would have recorded additional compensation expense for the stock option grants to employees. If we are unable to or decide not to continue to account for stock options under APB 25, our financial results would be materially adversely affected to the extent of the additional compensation expense we would have to recognize, which could change significantly from period to period based on several factors including the number of stock options granted and fluctuations of our stock price and/or interest rates.

Backlog Reporting

      We report revenue backlog based on anticipated net revenue from uncompleted projects that our customers have authorized. We report only service-related revenue as backlog, and we do not include product revenue or commercial rights-related revenue (royalties and commissions) in backlog. Our backlog is calculated based upon our estimate of forecasted currency exchange rates. Annually, we adjust the beginning balance of our backlog to reflect changes in our forecasted currency exchange rates. Our backlog at anytime can be affected by:

•	the variable size and duration of projects,

•	the loss or delay of projects, and

•	a change in the scope of work during the course of a project.

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

Foreign Currency Exchange Rates

      Approximately 56.4%, 49.7% and 44.0% of our total net revenue for the years ended December 31, 2002, 2001, and 2000, respectively, was derived from our operations outside the

Quintiles Transnational 2002 Annual Report   37

United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($18.4) million at December 31, 2002 as compared to ($60.6) million at December 31, 2001.

      We may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we earn fees or incur expenses related to such contracts. At December 31, 2002, our most significant foreign currency exchange rate exposures were in the British pound, Japanese yen and the euro. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts or options. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2002 or 2001.

Interest Rates

      At December 31, 2002, our investment in debt securities portfolio consists primarily of U.S. Government securities, of which most are callable by the issuer at par, and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 2002, the fair value of the investment portfolio was $36.7 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $3.7 million.

Equity Prices

      At December 31, 2002, we had investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 2002, the fair value of these investments was $64.9 million, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price is approximately $6.5 million.

Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requiring companies to record certain exit costs activities when legally obligated instead of when an exit plan is adopted. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002; therefore, the adoption of SFAS No. 146 did not have a material impact on our results of operations and/or financial position.

      In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of this issue will have on our results of operations and/or financial position.

      From time to time the Staff of the United States Securities and Exchange Commission communicates its interpretations of accounting rules and regulations. The manner by which these views are communicated varies by topic. While these communications represent the views of the Staff, they do

38   Quintiles Transnational 2002 Annual Report

not carry the authority of law or regulation. Nonetheless, the practical effect of these communications is that changes in the Staff’s views from time to time can impact the accounting and reporting policies of public companies, like ours.

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

      Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice grew substantially during the 1990’s and we benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will tend to decrease. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

Quintiles Transnational 2002 Annual Report   39

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

We may not be able to derive the benefits we hope to achieve from Verispan, our joint venture with McKesson.

      In May 2002, we completed the formation of a joint venture, Verispan, with McKesson designed to leverage the operational strengths of the healthcare information business of each party. As part of the formation of Verispan, we contributed our former informatics business. As a result, Verispan remains subject to the risks to which our informatics business was exposed. If Verispan is not successful or if it experiences any of the difficulties described below, there could be an adverse effect on our results of operations and financial condition, as Verispan is a pass-through entity and, as such, its results are reflected in our financial statements to the extent of our interest in Verispan. We may not achieve the intended benefits of Verispan if it is not able to secure additional data in exchange for equity. Verispan also could encounter other difficulties, including:

•	its ability to obtain continuous access to de-identified healthcare data from third parties in sufficient quantities to support its informatics products;

•	its ability to process and use the volume of data received from a variety of data providers;

•	its ability to attract customers, besides Quintiles and McKesson, to purchase its products and services;

•	the risk of changes in healthcare information privacy laws and regulations that could create a risk of liability, increase the cost of Verispan’s business or limit its service offerings;

•	the risk that industry regulation may restrict Verispan’s ability to analyze and disseminate pharmaceutical and healthcare data; and

•	the risk that it will not be able to effectively and cost-efficiently replace services previously provided to the contributed businesses by the former parent corporations.

      Although we have a license to use Verispan’s commercially available data products and we may pay Verispan to create customized data products for us, if Verispan is unable to provide us with the quality and character of data products that we need to support those services, we would need to seek other strategic alternatives to achieve our goals.

The potential loss or delay of our large contracts could adversely affect our results.

      Many of our customers can terminate our contracts upon 15-90 days’ notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk has potentially greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past two years we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

40   Quintiles Transnational 2002 Annual Report

Underperformance of our commercial rights strategies could have a negative impact on our financial performance.

      As part of our PharmaBio Development business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customer’s product. These transactions may include making a strategic investment in a customer, providing financing to a customer, or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive FDA approval or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular arrangement. In addition, the timing of regulatory approval and product launch and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. The potential negative effect to us could increase depending on the nature and timing of our investments and the length of time before it becomes apparent that the product will not achieve commercial success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs of performance, investment or financing.

Our rights to market and sell certain pharmaceutical products expose us to product risks typically associated with pharmaceutical companies.

      Our acquisition of the rights to market and sell Solaraze™ and the rights to other dermatology products acquired from Bioglan Pharma, Inc., as well as any other product rights we may hold at any time, subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product rights we may acquire in the future, experience negative reactions or adverse side effects or in the event it causes injury, is found to be unsuitable for its intended purpose or is otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical product rights.

      These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product rights we may acquire in the future. For example, as a result of our decision to outsource the manufacturing and distribution of Solaraze™, we are unable to directly monitor quality control in the manufacturing and distribution processes.

      Our plans to market and sell Solaraze™ and other pharmaceutical products also subject us to risks associated with entering into a new line of business. We have limited experience operating in this line of business. If we are unable to operate this new line of business as we expect, the financial results from this new line of business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate our pharmaceutical operations may increase in proportion with (1) the number of products or product rights we license or acquire in the future, (2) the applicable stage of the drug approval process of

Quintiles Transnational 2002 Annual Report   41

the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

If we lose the services of Dennis Gillings, Pamela Kirby or other key personnel, our business could be adversely affected.

      Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Chairman, and Pamela J. Kirby, Ph.D., our Chief Executive Officer. Our performance also depends on our ability to attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings, Dr. Kirby, or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition. The uncertainty associated with the special committee’s investigation of strategic alternatives may increase this risk.

Our product development services could result in potential liability to us.

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

      We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. For example, we are among the defendants named in a purported class action by participants in an Alzheimer’s study seeking to hold us liable for alleged damages to the participants arising from the study. Nonetheless, it is possible we could be found liable for those types of losses.

      In addition to supervising tests or performing laboratory analysis, we also own a number of labs where Phase I clinical trials are conducted. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug’s basic safety. We also could be liable for the general risks associated with ownership of such a facility. These risks include, but are not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers.

      We also provide limited clinical trial packaging services. We could be held liable for any problems that result from the trial drugs we package, including any quality control problems in our packaging facilities. For example, accounting for drug samples that contain controlled substances is subject to regulation by the United States Drug Enforcement Administration, or the DEA. For example, some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs. While no audit report or action has been taken, the DEA could pursue one or more courses of action, including a re-audit of the facility, the assessment of civil fines, or in extreme cases, criminal penalties.

      We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results. Although, we maintain insurance to

42   Quintiles Transnational 2002 Annual Report

cover ordinary risks, insurance would not cover the risk of a customer deciding not to do business with us as a result of poor performance.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.

      We maintain insurance designed to cover ordinary risks associated with our operations and our ordinary indemnification obligations. This insurance might not be adequate coverage or may be contested by our carriers. For example, our insurance carrier, to whom we paid premiums to cover risks associated with our product development services, has filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from class action litigation involving an Alzheimer’s study. The availability and level of coverage provided by our insurance could have a material impact on our profitability if we suffer uninsured losses or are required to indemnify third parties for uninsured losses.

      In connection with our contribution to Verispan, Verispan assumed our obligation under our settlement agreement with WebMD to indemnify WebMD for losses arising out of or in connection with the cancelled Data Rights Agreement with WebMD, our data business that we contributed to the joint venture, the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, any transmission or delivery by ENVOY of data to us or violations of law or contract attributable to any such event. This indemnity obligation is limited to 50% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our data business, WebMD may seek indemnity from us and we would have to proceed against Verispan.

      In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD. In particular, we could be liable for losses which may arise in connection with a class action lawsuit filed against ENVOY prior to its purchase by us and subsequent sale to WebMD. Our indemnification obligation with regard to losses arising from the sale of ENVOY to WebMD including ENVOY’s class action lawsuit is not subject to the limitation on the first $20 million of losses described above.

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

Quintiles Transnational 2002 Annual Report   43

Our services are subject to evolving industry standards and rapid technological changes.

      The markets for our services are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to:

•	enhance our existing services;

•	introduce new services on a timely and cost-effective basis to meet evolving customer requirements;

•	integrate new services with existing services;

•	achieve market acceptance for new services; and

•	respond to emerging industry standards and other technological changes.

Exchange rate fluctuations may affect our results of operations and financial condition.

      We derive a large portion of our net revenue from international operations. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates and any trends associated with the transition to the euro, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

—	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

—	Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

      We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at December 31, 2002. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

      We have one customer that accounted for approximately 11% of our net service revenues for the year ended December 31, 2002 due, in part, to the effect of a long term contract that is set to expire as of the end of 2003. These revenues resulted from services provided by the product development and commercial services groups. If this customer or any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

      If we were unable to submit electronic records to the United States Food and Drug Administration, also referred to as the FDA, which meet the requirements of FDA regulations, this may adversely affect our customers when they submit the data concerned to the FDA in support of an application for approval of a product. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule” (“Part 11”) in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as

44   Quintiles Transnational 2002 Annual Report

appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. If we are unable to achieve this objective, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

The transaction proposed by our founder creates uncertainties for us.

      Pharma Services Company, a company wholly owned by Dennis B. Gillings, Ph.D., our chairman and founder, made a non-binding proposal to acquire all of the outstanding shares of our stock for a cash price of $11.25 per share. A special committee of our board was established to act on behalf of our company with respect to the proposal or alternatives in the context of evaluating what is in the best interests of our company and our shareholders. On November 11, 2002, the special committee announced its rejection of the proposal and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale of the company and alternatives that would keep us independent and publicly owned. The special committee is continuing its evaluation. Although the special committee is pursuing these alternatives, it is possible that no other potential transaction will be recommended, approved or completed. While we explore our strategic alternatives, we may experience some disruptions to our business. In addition, several shareholders have filed purported class action lawsuits against us, our directors and, in some cases, Pharma Services Company, seeking to block the proposal. Even though the transaction has been rejected, we may not prevail in this litigation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      This information is included under Item 7 of this report under the caption “Market Risk.”

Quintiles Transnational 2002 Annual Report   45

Item 8.	Financial Statements and Supplementary Data

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Gross revenues	$1,992,409	$1,883,912	$1,871,077
Costs, expenses and other:
Costs of revenues	1,367,711	1,318,267	1,297,614
General and administrative	508,103	520,680	565,137
Interest income	(16,739)	(19,844)	(20,703)
Interest expense	2,551	3,172	4,842
Other expense (income), net	7,123	489	(725)
Impairment on investment in WebMD common stock	—	325,553	—
Settlement of litigation	—	(83,200)	—
Restructuring charges	—	54,169	58,592
Write-off of goodwill and other assets	—	27,122	—
Disposal of business	—	—	17,325

	1,868,749	2,146,408	1,922,082

Income (loss) before income taxes	123,660	(262,496)	(51,005)
Income tax expense (benefit)	41,427	(86,623)	(16,831)

Income (loss) before equity in losses of unconsolidated affiliates and other	82,233	(175,873)	(34,174)
Equity in losses of unconsolidated affiliates and other	(569)	—	—

Income (loss) from continuing operations	81,664	(175,873)	(34,174)
Income from discontinued operation	—	—	16,770
Extraordinary gain from sale of discontinued operation, net of income taxes	—	142,030	436,327
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	45,659	—	—

Net income (loss)	$127,323	$(33,843)	$418,923

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.69	$(1.49)	$(0.29)
Income from discontinued operation	—	—	0.14
Extraordinary gain from sale of discontinued operation	—	1.20	3.76
Cumulative effect of change in accounting principle	0.39	—	—

Basic net income (loss) per share	$1.08	$(0.29)	$3.61

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.69	$(1.49)	$(0.29)
Income from discontinued operation	—	—	0.14
Extraordinary gain from sale of discontinued operation	—	1.20	3.76
Cumulative effect of change in accounting principle	0.39	—	—

Diluted net income (loss) per share	$1.07	$(0.29)	$3.61

Shares used in computing net income (loss) per share:
Basic	118,135	118,223	115,968
Diluted	118,458	118,223	115,968

The accompanying notes are an integral part of these consolidated statements.

46   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$644,284	$565,063
Trade accounts receivable and unbilled services, net	353,535	426,954
Investments in debt securities	27,218	27,489
Prepaid expenses	22,516	28,085
Other receivables	17,185	19,630
Other current assets	25,469	12,517

Total current assets	1,090,207	1,079,738
Property and equipment:
Land, buildings and leasehold improvements	202,465	192,290
Equipment	190,312	200,012
Furniture and fixtures	44,094	44,020
Motor vehicles	38,672	33,597

	475,543	469,919
Less accumulated depreciation	(213,385)	(196,144)

	262,158	273,775
Intangibles and other assets:
Investments in debt securities	9,453	9,510
Investments in marketable equity securities	64,926	77,992
Investments in non-marketable equity securities and loans	46,449	37,590
Investments in unconsolidated affiliates	121,101	—
Commercial rights and royalties	131,536	10,000
Goodwill	70,133	163,651
Other identifiable intangibles, net	142,715	123,999
Deferred income taxes	174,534	136,686
Deposits and other assets	38,871	34,799

	799,718	594,227

Total Assets	$2,152,083	$1,947,740

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,535	$54,400
Accrued expenses	180,734	169,173
Unearned income	239,606	205,783
Income taxes payable	20,067	14,073
Deferred income taxes	—	738
Current portion of obligations held under capital leases	18,372	13,147
Current portion of long-term debt	3,347	2,969
Other current liabilities	2,073	1,903

Total current liabilities	521,734	462,186
Long-term liabilities:
Obligations held under capital leases, less current portion	10,645	11,415
Long-term debt, less current portion	8,210	10,335
Other liabilities	13,108	8,716

	31,963	30,466

Total liabilities	553,697	492,652
Commitments and contingencies
Shareholders’ equity:
Preferred stock, none issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock and additional paid-in capital, 117,850,597 and 118,623,669 shares issued and outstanding at December 31, 2002 and 2001, respectively	881,927	897,075
Retained earnings	716,465	589,142
Accumulated other comprehensive loss	(6)	(31,129)

Total shareholders’ equity	1,598,386	1,455,088

Total liabilities and shareholders’ equity	$2,152,083	$1,947,740

The accompanying notes are an integral part of these consolidated statements.

Quintiles Transnational 2002 Annual Report   47

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Operating activities:
Net income (loss)	$127,323	$(33,843)	$418,923
Income from discontinued operation, net of income taxes	—	—	(16,770)
Extraordinary gain from sale of discontinued operation, net of tax	—	(142,030)	(436,327)
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	(45,659)	—	—

Income (loss) from continuing operations	81,664	(175,873)	(34,174)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	89,824	96,103	92,567
Restructuring (payments) accrual and write-off of other assets, net	(21,158)	42,975	25,886
Loss on disposal of business	—	—	17,325
Loss on sale of property and equipment, net	2,399	287	190
Loss (gain) on investments, net	(13,710)	304,942	(578)
Provision for (benefit from) deferred income taxes	2,464	(64,360)	12,460
Change in operating assets and liabilities:
Accounts receivable and unbilled services	59,885	(24,495)	(48,226)
Prepaid expenses and other assets	(5,639)	6,935	(15,881)
Accounts payable and accrued expenses	12,966	19,263	16,429
Unearned income	29,990	15,993	28,706
Income taxes payable and other liabilities	7,807	25,139	(84,285)
Other	—	447	95

Net cash provided by operating activities	246,492	247,356	10,514
Investing activities:
Acquisition of property, equipment and software	(40,157)	(133,983)	(108,782)
Acquisition of businesses, net of cash acquired	(27,968)	(6,620)	(15,169)
Acquisition of commercial rights	(88,331)	(26,735)	—
Proceeds from disposition of property and equipment	6,290	7,548	8,591
Proceeds from disposal of discontinued operation, net of expenses	—	—	390,722
Purchase of held-to-maturity investments	—	—	(1,296)
Maturities of held-to-maturity investments	397	437	465
Purchase of available-for-sale investments	(1,611)	—	(2,717)
Proceeds from sale of available-for-sale investments	—	71,422	5,296
Purchase of marketable equity securities	(6,616)	(22,660)	(14,379)
Proceeds from sale of marketable equity securities	26,853	134,379	3,514
Purchase of other investments	(11,483)	(40,247)	(1,617)
Proceeds from other investments	608	103	2,959
Advances to unconsolidated affiliates	(10,328)	—	—
Payment from ESOP, net	—	—	2,857
Other	—	—	(2)

Net cash (used in) provided by investing activities	(152,346)	(16,356)	270,442
Financing activities:
(Decrease) increase in lines of credit, net	—	(44)	33
Proceeds from issuance of debt	—	—	11,183
Repayment of debt	(2,487)	(3,263)	(151,653)
Principal payments on capital lease obligations	(12,987)	(10,618)	(14,419)
Issuance of common stock	9,641	48,439	21,748
Repurchase of common stock	(27,024)	(22,694)	(21,883)
Dividend from discontinued operation	—	—	17,086

Net cash (used in) provided by financing activities	(32,857)	11,820	(137,905)
Effect of foreign currency exchange rate changes on cash	17,932	(7,971)	(4,490)

Increase in cash and cash equivalents	79,221	234,849	138,561
Cash and cash equivalents at beginning of year	565,063	330,214	191,653

Cash and cash equivalents at end of year	$644,284	$565,063	$330,214

Supplemental Cash Flow Information:
Interest paid	$2,633	$2,724	$5,435
Income taxes paid (refunded), net	19,466	(56,243)	64,451
Non-cash Investing and Financing Activities:
Acquisition of property and equipment utilizing capital leases	9,903	14,578	12,948
Equity impact of mergers, acquisitions and dispositions	—	(20,952)	82,557
Transfer of assets to joint venture	112,136	—	—
Marketable equity securities received from sale of discontinued operation	—	—	447,353
Unrealized gain (loss) on marketable securities, net of income tax	$6,026	$(124,182)	$(69,619)

The accompanying notes are an integral part of these consolidated statements.

48   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Employee Stock
			Accumulated				Ownership Plan
			Other			Additional	Loan
	Comprehensive	Retained	Comprehensive	Preferred	Common	Paid-In	Guarantee &
	Income	Earnings	Income (Loss)	Stock	Stock	Capital	Other	Total

	(in thousands, except share data)
Balance, December 31, 1999 (115,118,347 shares)		$204,062	$1,677	$—	$1,149	$787,098	$(2,227)	$991,759
Issuance of common stock (2,180,335 shares)		—	—	—	22	21,018	—	21,040
Repurchase of common stock (1,365,500 shares)		—	—	—	(13)	(21,870)	—	(21,883)
Issuance of stock warrants		—	—	—	—	32,300	—	32,300
Issuance of put option		—	—	—	—	925	—	925
Stock option charge in ENVOY sale		—	—	—	—	50,040	—	50,040
Principal payments on ESOP loan		—	—	—	—	—	1,214	1,214
Tax benefit from the exercise of non- qualified stock options		—	—	—	—	6,752	—	6,752
Other equity transactions		—	—	—	—	(1,014)	1,013	(1)
Comprehensive income:
Net income	$418,923	418,923	—	—	—	—	—	418,923
Unrealized loss on marketable securities, net of tax	(69,619)	—	(69,619)	—	—	—	—	(69,619)
Foreign currency adjustments	(26,744)	—	(26,744)	—	—	—	—	(26,744)

Comprehensive income for year ended December 31, 2000	322,560

Balance, December 31, 2000 (115,933,182 shares)		622,985	(94,686)	—	1,158	875,249	—	1,404,706
Issuance of common stock (4,392,987 shares)		—	—	—	46	48,393	—	48,439
Repurchase of common stock (1,702,500 shares)		—	—	—	(14)	(22,680)	—	(22,694)
Cancellation of stock warrants		—	—	—	—	(20,000)	—	(20,000)
Tax benefit from the exercise of non- qualified stock options		—	—	—	—	15,871	—	15,871
Other equity transactions		—	—	—	—	(948)	—	(948)
Comprehensive income:
Net loss	(33,843)	(33,843)	—	—	—	—	—	(33,843)
Unrealized loss on marketable securities, net of tax	(124,182)	—	(124,182)	—	—	—	—	(124,182)
Reclassification adjustment, net of tax	206,151	—	206,151	—	—	—	—	206,151
Foreign currency adjustments	(18,412)	—	(18,412)	—	—	—	—	(18,412)

Comprehensive income for year ended December 31, 2001	29,714

Balance, December 31, 2001 (118,623,669 shares)		589,142	(31,129)	—	1,190	895,885	—	1,455,088
Issuance of common stock (796,928 shares)		—	—	—	9	9,610	—	9,619
Repurchase of common stock (1,570,000 shares)		—	—	—	(19)	(27,005)	—	(27,024)
Tax benefit from the exercise of non- qualified stock options		—	—	—	—	857	—	857
Other		—	—	—	—	1,400	—	1,400
Comprehensive income:
Net income	127,323	127,323	—	—	—	—	—	127,323
Unrealized gain on marketable securities, net of tax	6,026	—	6,026	—	—	—	—	6,026
Reclassification adjustment, net of tax	(17,097)	—	(17,097)	—	—	—	—	(17,097)
Foreign currency adjustments	42,194	—	42,194	—	—	—	—	42,194

Comprehensive income for year ended December 31, 2002	$158,446

Balance, December 31, 2002 (117,850,597 shares)		$716,465	$(6)	$—	$1,180	$880,747	$—	$1,598,386

The accompanying notes are an integral part of these consolidated statements.

Quintiles Transnational 2002 Annual Report   49

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

The Company

      Quintiles Transnational Corp. (the “Company”) helps improve healthcare worldwide by providing a broad range of professional services, information and partnering solutions to the pharmaceutical, biotechnology and healthcare industries.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currencies

      Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to equity. Gains and losses on foreign currency transactions are included in other (income) expense.

Foreign Currency Hedging

      The Company may use foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2002 or 2001.

Cash Equivalents and Investments

      The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $712,000 and $3.5 million at December 31, 2002 and 2001, respectively, that pursuant to agreements with these customers, remains the property of the customers.

      The Company’s investments in debt securities are classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded as a component of shareholders’ equity until realized. Any gains or losses on sales of debt investments are computed by specific identification.

      Investments in marketable equity securities are classified as available-for-sale and measured at market value with net unrealized gains and losses recorded as a component of shareholders’ equity until realized. The market value is based on the closing price as quoted by the respective stock exchange or Nasdaq. In addition, the Company has investments in equity securities of and advances

50   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to companies for which there are not readily available market values and for which the Company does not exercise significant influence or control; such investments are accounted for using the cost method. Any gains or losses from the sales of investments or an other than temporary decline in fair value are computed by specific identification.

Derivatives

      From time to time the Company may use derivative instruments to manage exposures to equity prices and interest rates. The Company also holds freestanding warrants and other embedded derivatives (conversion options in financing arrangements). Derivatives meeting the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, are recorded in the balance sheet at fair value at each balance sheet date. When the derivative instrument is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of accumulated other comprehensive loss until realized. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedge item. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. The Company has, and may in the future, enter into derivative contracts (calls or puts, for example) related to its investments in marketable equity securities. While these contracts do not qualify for hedge accounting, the Company utilizes these transactions to mitigate its economic exposure to market price fluctuations.

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

Long-Lived Assets

      Property and equipment are carried at historical cost and are depreciated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term as follows:

Buildings and leasehold improvements	3 – 50 years
Equipment	3 – 10 years
Furniture and fixtures	5 – 10 years
Motor vehicles	3 – 5 years

      Prior to 2002, the excess cost over the fair value of net assets acquired (“goodwill”) had been amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 and no longer amortizes indefinite-lived intangible assets but reviews these assets at least annually for impairment.

      In conjunction with the adoption of SFAS No. 142, the Company has reclassified capitalized software and related accumulated amortization to other identifiable intangible assets from property and equipment for all periods presented. Identifiable intangible assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years. Product licensing and distribution rights are amortized ratably, based on estimated cash flows, over the life of the rights period ranging from five to 15 years.

Quintiles Transnational 2002 Annual Report   51

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying values of property, equipment and intangible assets are reviewed if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining depreciation and amortization period, the Company will reduce carrying values to estimated fair value.

Revenue Recognition

      Many of the Company’s contracts for services are fixed price, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes net revenue primarily based upon (1) percentage of completion (utilizing input or output measures as appropriate) for fixed price contracts, (2) contractual per diem or hourly rate basis as work is performed under fee-for-service contracts or (3) completion of units of service for unit-of-service contracts.

      The Company’s contracts for clinical research services provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts are terminable upon 15 – 90 days’ notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

      The Company has entered into agreements with various customers, with which the Company may have service agreements, whereby the Company provides services and may also fund certain activities of the customers in return for product or royalty rights that provide for future cash payments to the Company based on the achievement of certain sales levels of the product. Certain of these contracts provide for minimum guaranteed payments to the Company. The Company accounts for the multiple elements of such arrangements as a single contract, as there is not sufficient evidence of fair value to separate the service, funding and royalty elements of these contracts. For these contracts, the Company recognizes revenue over the related service period based on the net present value of the fixed and determinable net cash flows over the term of the agreement. As revenues are recognized and payments are exchanged between the Company and the counter-party an asset is recorded representing the obligation owed to the Company by the counter-party. Milestone payments paid to the counter-party are amortized ratably over the service period. This amortization is recorded as a reduction of revenue. Interest is imputed on the related asset and recorded as interest income as the contract progresses. The related asset balance will be fully realized when the Company has received the guaranteed minimum level of cash flows. Revenues in excess of contractual minimum amounts are recognized as earned.

      Product revenues are recognized upon shipment when title passes to the customer, net of allowances for estimated returns, rebates and discounts. The Company is obligated to accept from customers the return of products that are nearing or have reached their expiration date. The Company monitors product ordering cycles, actual returns and analyzes wholesale inventory levels to estimate potential product return rates. When the Company lacks a sufficient historical basis to estimate return rates, the Company recognizes revenues and the related cost of revenues when end-user prescription data is received from third-party data providers.

      The Company, through its PharmaBio Development group, has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in marketable securities, non-marketable securities or loans. Gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of these strategic investments are included in the Company’s gross revenues.

52   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Substantially all revenue for the product development and commercial services groups are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and reasonably within management’s expectations. One customer accounted for approximately 11.3%, 10.8% and 10.2% of consolidated net service revenue in 2002, 2001 and 2000, respectively. These revenues were derived from the Company’s product development, commercial services and informatics segments.

Research and Development Costs

      Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $2.1 million, $18.1 million and $29.0 million in 2002, 2001 and 2000, respectively.

Income Taxes

      Income tax expense includes U.S., state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized.

Net Income Per Share

      The Company determines basic net income per share by dividing net income by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the assumed conversion or exercise of all convertible securities and issued and unexercised stock options, unless the effects would be anti-dilutive to results from continuing operations. A reconciliation of the number of shares used in computing basic and diluted net income per share is in Note 23.

Employee Stock Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $3.72, $5.57 and

Quintiles Transnational 2002 Annual Report   53

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.93 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk-free interest rate	2.1%	5.0%	5.1%	1.7%	3.9%	5.9%
Expected volatility	40.0%	40.0%	40.0%	40.0%	40.0%	40.0%
Expected life (in years from vesting)	0.85	0.83	0.86	0.25	0.25	0.25

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. All available option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

      The Company’s pro forma information (which includes pro forma stock compensation expense before income taxes related to discontinued operation of approximately $1.5 million in 2000) follows (in thousands, except for net income (loss) per share information):

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$127,323	$(33,843)	$418,923
Less: pro forma adjustment for stock-based compensation, net of income tax	(15,957)	(25,556)	(37,719)

Pro forma net income (loss)	$111,366	$(59,399)	$381,204

Basic net income (loss) per share:
As reported	$1.08	$(0.29)	$3.61
Pro forma	0.94	(0.50)	3.29

Effect of pro forma adjustment	$(0.14)	$(0.22)	$(0.33)

Diluted pro forma net income (loss) per share:
As reported	$1.07	$(0.29)	$3.61
Pro forma	0.94	(0.50)	3.29

Effect of pro forma adjustment	$(0.13)	$(0.22)	$(0.33)

Comprehensive Income

      The Company includes foreign currency translation adjustments and unrealized gains and losses on the available-for-sale securities in other comprehensive income. Accumulated other comprehensive loss at December 31, 2002 was $6,000 which consisted of ($18.4) million in foreign currency translation adjustments and $18.4 million in unrealized gains on available-for-sale securities. During 2002 and 2001, the Company reclassified ($17.1) million and $206.1 million, respectively, of net holding (gains) losses to revenues as the related securities were sold or deemed to be impaired.

54   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for Long-Lived Assets to Be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Company adopted SFAS No. 144 as required to do so on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations and/or financial position.

Recently Issued Accounting Standards

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requiring companies to record certain exit costs activities when legally obligated instead of when an exit plan is adopted. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002; therefore, the adoption of SFAS No. 146 is not anticipated to have an effect on the Company’s results of operations and/or financial position.

      In January 2003, the Emerging Issues Task Force published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of this issue will have on its results of operations and/or financial position.

2.	Revisions to Prior Financial Statements

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), shareholders’ equity or net income (loss) per share.

      The Company adopted EITF Issue 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which required companies to report reimbursed costs as part of gross revenues. As such, the Company reclassified reimbursed service costs for 2002 and, to the extent determinable, for 2001 and 2000. These reimbursed service costs totaled $399.7 million, $263.4 million and $210.6 million in 2002, 2001 and 2000, respectively. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $60.4 million for the year ended December 31, 2002.

Quintiles Transnational 2002 Annual Report   55

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable and Unbilled Services

      Accounts receivable and unbilled services consist of the following (in thousands):

	December 31,

	2002	2001

Trade:
Billed	$240,295	$271,706
Unbilled services	118,501	166,712

	358,796	438,418
Allowance for doubtful accounts	(5,261)	(11,464)

	$353,535	$426,954

      The decrease in allowance for doubtful accounts is the result of the write-offs of certain accounts receivables.

      Substantially all of the Company’s trade accounts receivable and unbilled services are due from companies in the pharmaceutical, biotechnology, medical device and healthcare industries and are a result of contract research, sales, marketing, healthcare consulting and health information management services provided by the Company on a global basis. The percentage of accounts receivable and unbilled services by region is as follows:

	December 31,

Region	2002	2001

Americas:
United States	40%	45%
Other	2	3

Americas	42	48
Europe and Africa:
United Kingdom	35	33
Other	15	10

Europe and Africa	50	43
Asia — Pacific	8	9

	100%	100%

4.	Commercial Rights and Royalties

      The Company has entered into financial transactions and other arrangements with customers and other parties in which a portion of the Company’s revenues and operating income depends on the performance of a specific pharmaceutical product. These transactions may include providing product development and/or commercialization services to customers, as well as the funding of such services, in return for royalties or commissions based on the sales of the customer’s product. Below is a brief description of these agreements:

      In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ (formerly known as Ranolazine) for angina in the United States and Canada. Under the terms of this agreement, the Company purchased 1,043,705 shares of CVTX’s common stock for $5 million of which the Company owns 126,705 shares as of December 31, 2002, and has made available a $10 million credit line for pre-launch sales and marketing activities. If

56   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ranexa™, which has been submitted to the United States Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for review, is approved, the Company will provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The Company will also make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Additionally, the Company has committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return it will receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranexa™ in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company will also receive royalties in years six and seven.

      In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of December 31, 2002, the Company has capitalized 251.8 million philippino pesos (approximately $4.6 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

      In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. The $30 million in payments are included in the net present value calculation which serves as the basis for revenue to be recognized over the service period. As of December 31, 2002, $23.5 million has been paid by the Company. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. The Company also received warrants to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrants. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002.

      In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN™ and a milestone-based $6 million line of credit which is convertible into PLTT’s common stock, of which $4 million was funded by the Company as of December 31, 2002. Further, based on achieving certain milestones, the Company has committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

Quintiles Transnational 2002 Annual Report   57

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of December 31, 2002, the Company has made $5.7 million available under the line of credit, of which $1.4 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has agreed to fund the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with detachable warrants to purchase 119,811 shares of DSCO common stock for $517,000.

      In December 2001, the Company acquired the license to market SkyePharma’s SolarazeTM skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company will amortize the rights ratably over 14 years. The Company has a commitment to pay royalties to SkyePharma based on a percentage of net sales of SolarazeTM. Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company’s ownership rights in the SolarazeTM NDA and Investigational New Drug.

      In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company will provide, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, will commercialize Advicor® and Niaspan® for two years. In return, the Company also received warrants to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts of $45 million and $75 million, respectively, over the life of the agreement.

      In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXATM in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002 and the assets and liabilities of Bioglan Pharma, Inc. were recorded at their respective fair values. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total intangible assets of $29.3 million. The Company will amortize the intangible assets ratably over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

      During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. The Company will provide, at its own expense, sales and

58   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing resources over the five-year life of the agreement. As of December 31, 2002, the Company estimates the cost of its minimum obligation over the remaining contract life to be approximately $44 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. Revenues under these agreements will be recognized as they are earned and costs expensed as incurred. Subsequent to December 31, 2002, the Company exercised its rights to terminate the contract in Germany. The termination reduces the Company’s minimum remaining obligation from $44 million to $25 million.

      In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for Cymbalta™ in the United States. LLY has submitted a NDA for Cymbalta™, which is currently under review by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta™ for the five years following product launch. The sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million of which $70 million was paid in 2002 and the remaining $40 million is due throughout the four quarters following FDA approval. The $70 million in payments made by the Company is on an at-risk basis, and is not refundable in the event the FDA does not grant final approval for Cymbalta™. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY’s manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta™ by LLY or sublicense of Cymbalta™ to third parties, if any. The $110 million in payments will be capitalized and amortized ratably as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta™ sales for depression and other neuroscience indications over the five year service period followed by a 3% royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels. The Company or LLY has the ability to cancel this agreement if Cymbalta™ is not approved by January 31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for Cymbalta™ based on concerns over LLY’s manufacturing processes and facilities.

      In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each commencing in the third quarter of 2002 in exchange for royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The Company has funded $2.25 million as of December 31, 2002. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. The aggregate royalties are subject to a contractual minimum of $8.0 million and a maximum of $12.0 million. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products.

Quintiles Transnational 2002 Annual Report   59

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $5.7 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $7.2 million). The Company has funded 2.5 million euros (approximately $2.6 million) as of December 31, 2002. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. The customer will continue to manufacture the product for the six years of the distribution agreement. The Company has accrued approximately $10.0 million for the remaining payments as of December 31, 2002.

      The asset balances related to commercial rights and royalty agreements as of December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

SCIO	$40,661	$10,000
KOSP	17,602	—
COB	3,273	—
LLY	70,000	—

Total	$131,536	$10,000

      The Company has firm commitments under the above arrangements to provide funding of approximately $304.0 million in exchange for various commercial rights. As of December 31, 2002, the Company has funded approximately $209.2 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $115-140 million per year for a period of five to six years, subject to certain limitations and varying time periods.

      Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2003	2004	2005	2006	2007	Total

Milestone payments	$8,710	$—	$—	$—	$—	$8,710
Sales force commitments	29,050	16,002	14,277	9,914	3,834	73,077
Licensing and distribution rights	9,068	2,693	1,243	—	—	13,004

	$46,828	$18,695	$15,520	$9,914	$3,834	$94,791

60   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments — Debt Securities

      The following is a summary as of December 31, 2002 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value

Held-To-Maturity Securities:
State Securities —
Maturing in one year or less	$576	$—	$—	$576
Maturing in over five years	5,315	—	—	5,315

	$5,891	$—	$—	$5,891

Available-For-Sale Securities:
Money Funds	$27,186	—	(544)	$26,642
Other	5,476	—	(1,338)	4,138

	$32,662	$—	$(1,882)	$30,780

      The following is a summary as of December 31, 2001 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value

Held-To-Maturity Securities:
State Securities —
Maturing in one year or less	$591	$—	$—	$591
Maturing in over five years	6,016	—	—	6,016

	$6,607	$—	$—	$6,607

Available-For-Sale Securities:
Money Funds	$27,186	$—	$(288)	$26,898
Other	3,494	—	—	3,494

	$30,680	$—	$(288)	$30,392

      The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale debt securities included as a separate component of shareholders’ equity was ($1.0) million, $668,000 and ($18.4) million in 2002, 2001 and 2000, respectively.

Quintiles Transnational 2002 Annual Report   61

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments — Marketable Equity Securities

      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of December 31, 2002 is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership %(1)	Cost Basis	Value

Common Stock:
Triangle Pharmaceuticals Inc.	VIRS	3,775,000	4.9%	$15,029	$22,424
The Medicines Company	MDCO	2,062,520	5.2%	8,992	33,042
CV Therapeutics, Inc.	CVTX	126,705	0.5%	617	2,309
Columbia Laboratories, Inc.	COB	1,121,610	3.2%	5,500	3,769
Other				3,327	3,382

Total Marketable Equity Securities				$33,465	$64,926

      The Company’s portfolio in such transactions as of December 31, 2001 is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership %(1)	Cost Basis	Value

Common Stock:
Triangle Pharmaceuticals Inc.	VIRS	3,775,000	4.9%	$15,029	$15,138
The Medicines Company	MDCO	1,896,245	6.3%	8,462	21,977
CV Therapeutics, Inc.	CVTX	681,705	2.6%	3,320	35,463
Other				4,740	5,414

Total Marketable Equity Securities				$31,551	$77,992

(1)	The estimated beneficial ownership percentage calculation is based upon the issuer’s filings with the United States Securities and Exchange Commission. The beneficial ownership percentage is subject to change due to the Company’s transactions in these investments and changes in the issuer’s capitalization.

      The Company may from time to time acquire equity instruments of companies in which a current market value is not readily available. As such, these investments are included in deposits and other assets.

      The Company recognized $14.1 million, $22.9 million and $3.3 million of gains from the sale of marketable equity securities during 2002, 2001 and 2000, respectively. The Company recognized $66,000 in losses from the sale of marketable equity securities during 2002. Gross unrealized gains totaled $31.5 million as of December 31, 2002 and $46.4 million as of December 31, 2001 from investments in marketable equity securities. The net after-tax adjustment to unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity was ($10.1) million, $81.3 million and ($51.2) million in 2002, 2001 and 2000 respectively. In accordance with its policy to continually review declines in fair value of the marketable equity

62   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities for declines that may be other than temporary, the Company also recognized losses due to the impairment of marketable equity securities of $335,000, $338.8 million and $5.5 million in 2002, 2001 and 2000, respectively. Included in the 2001 amount is $334.0 million relating to the Company’s investment in WebMD common stock.

      In 2000, the Company sold its electronic data interchange unit, ENVOY Corporation, to WebMD Corporation (“WebMD”). As part of the consideration received in the sale, the Company received 35 million shares of WebMD common stock. In 2001, WebMD paid the Company $185 million in cash for all of the 35 million shares of WebMD common stock and in settlement of the disputes.

      During December 2002, Gilead Sciences, Inc. (“Gilead”) commenced a tender offer for Triangle Pharmaceuticals, Inc. (“VIRS”) at $6.00 per share. Prior to December 31, 2002, the Company agreed to tender its shares in VIRS to Gilead under this tender offer. The Company expects to receive the proceeds related to this transaction during the first quarter of 2003.

7.     Investments – Non-Marketable Equity Securities and Loans

      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of December 31, 2002 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment

Venture capital funds	$27,405	$22,945
Equity investments (eight companies)	11,961	—
Convertible loans (five companies)	5,576	2,447
Loans (two companies)	1,507	17,096

Total non-marketable equity securities and loans	$46,449	$42,488

      The Company’s portfolio in such transactions as of December 31, 2001 is as follows (in thousands):

Company	Cost Basis

Venture capital funds	$19,702
Equity investments (seven companies)	10,547
Convertible loans (five companies)	7,341
Loans (two companies)	—

Total non-marketable equity securities and loans	$37,590

      Included in the venture capital funds is $7.7 million and $5.9 million at December 31, 2002 and 2001, respectively which are managed by A.M. Pappas & Associates, LLC whose chief executive officer is a member of the Company’s Board of Directors. The Company also has remaining commitments to these funds totaling $7.7 million as of December 31, 2002.

Quintiles Transnational 2002 Annual Report   63

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a table representing management’s best estimate as of December 31, 2002 of the amount and timing of the above remaining funding commitments (in thousands):

	2003	2004	Total

Venture capital funds	$16,897	$6,048	$22,945
Convertible loans	2,447	—	2,447
Loans	13,000	4,096	17,096

	$32,344	$10,144	$42,488

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

      The Company has determined that it is not practicable at each reporting date to estimate the fair value of its investments in non-marketable equity securities and loans; however, the carrying values are reviewed if the facts and circumstances suggest that a potential impairment, representing an other than temporary decline in fair value, may have occurred. The Company recognized $4.0 million and $9.2 million of losses due to such impairments in 2002 and 2001, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees.

8.     Derivatives

      As of December 31, 2002, the Company had the following derivative positions in securities of other issuers: (1) conversion option positions that are embedded in financing arrangements and (2) freestanding warrants to purchase shares of common stock.

      As of December 31, 2002 and 2001, the Company had funded five convertible loans with a carrying value of approximately $5.6 million and $7.3 million, respectively. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.

      As of December 31, 2002 and 2001, the Company has several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company’s freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, strike price, time to expiration of the option, estimated price volatility of the underlying asset over the life of the option and restrictions on the transferability or ability to exercise the option. As of January 1, 2001, the Company’s derivative instruments included two warrants to purchase an aggregate of 282,385 shares of common stock of The Medicines Company (NASDAQ: MDCO). The Company estimated the fair value of these derivative instruments to be insignificant at January 1, 2001 and December 31, 2001 because the Company concluded that the implicit restrictions on exercisability and transferability impaired the value of the warrants. The most significant of these restrictions were

64   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminated in January 2002. In March 2002, the Company exercised the MDCO warrants under its cashless exercise option and received 162,976 shares of MDCO common stock. At December 31, 2002, the Company held warrants from various contracts valued at $5.8 million which are included in the accompanying balance sheet as deposits and other assets. During 2002, the Company recognized investment revenues of $535,000 related to changes in the fair values of the warrants.

      The Company had exchange-traded option contracts with a fair value as of December 31, 2001 of approximately $1.3 million. These contracts expired in January 2002 and April 2002. There were no open exchange-traded option contracts at December 31, 2002. During 2002 and 2001, the Company recorded a $3.4 million gain and a $1.9 million loss, respectively, in earnings related to changes in the fair value of put and call option contracts.

9.     Investment Revenues

      The following table is a summary of investment revenues for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000

Marketable equity and derivative securities:
Gross realized gains	$18,093	$14,394	$3,270
Gross realized losses	(92)	(1,954)	—
Impairment losses	(335)	(6,066)	(5,466)
Non-marketable equity securities and loans:
Gross realized gains	—	2,197	2,775
Gross realized losses	—	(34)	—
Impairment losses	(3,962)	(7,926)	—

	$13,704	$611	$579

10.     Investments in Unconsolidated Affiliates and Other

      In January 2002, the Company acquired an equity interest in a sales and marketing organization in France for approximately $328,000. The Company’s pro rata share of earnings is included in the accompanying statement of operations as losses of unconsolidated affiliates and other. The Company owns approximately 41.0% at December 31, 2002.

      In May 2002, the Company and McKesson Corporation (“McKesson”) completed the formation of a previously announced healthcare informatics joint venture named Verispan, L.L.C.
(“Verispan”). The Company and McKesson are equal co-owners of a majority of the equity of Verispan. The Company contributed the net assets of its informatics group (approximately $112.1 million) and funded $10 million to Verispan. Accordingly, the Company has recorded its investment in Verispan, approximately $120.7 million at December 31, 2002, as an investment in unconsolidated affiliates. Verispan licenses data products to the Company and McKesson for use in their respective core businesses. Under the license arrangement, the Company continues to have access to Verispan’s commercially available products to enhance their service to and partnering with the Company’s customers.

      The Company’s pro rata share of Verispan’s earnings, since the date of formation, is included in equity in losses of unconsolidated affiliates and other. Results of operations for the informatics group prior to formation of Verispan are included in the Company’s revenues and expenses as appropriate. The Company owns approximately 45% of Verispan at December 31, 2002.

Quintiles Transnational 2002 Annual Report   65

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2002, the Company acquired a controlling interest in Health Research Solutions Pty Ltd (“HRS”) and, accordingly, the results of operations for HRS and the assets and liabilities of HRS are included in the results of operations and assets and liabilities of the Company. The Company has recorded the minority interest’s pro rata share (approximately 33.33% at December 31, 2002) of HRS’ earnings in the accompanying statement of operations as equity in losses of unconsolidated affiliates and other.

11.     Goodwill and Identifiable Intangible Assets

      Identifiable intangible assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years, and licensing and distribution rights, which are amortized ratably, based on estimated cash flows, over the life of the rights or service period ranging from five to 15 years. Amortization expense associated with identifiable intangible assets was $29.3 million, $14.1 million and $12.8 million for 2002, 2001 and 2000, respectively. The following is a summary of identifiable intangible assets (in thousands):

	As of December 31, 2002			As of December 31, 2001

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Software and related assets	$150,713	$83,974	$66,739	$156,806	$63,938	$92,868
Product licensing and distribution rights	81,889	5,913	75,976	33,475	2,344	31,131

	$232,602	$89,887	$142,715	$190,281	$66,282	$123,999

      Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $34.6 million, $28.5 million, $22.6 million, $14.6 million and $9.9 million for each of the years in the five-year period ended December 31, 2007, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

      In conjunction with the adoption of SFAS No. 142, the company completed the required transitional impairment test as of January 1, 2002 and the annual impairment test as of July 31, 2002 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for 2002 (in thousands):

	Product	Commercial
	development	services	Informatics	Consolidated

Balance as of December 31, 2001	$31,746	$30,168	$101,737	$163,651
Add: acquisition	2,937	—	—	2,937
Less: impairment	—	—	—	—
contribution to joint
venture	—	—	(101,737)	(101,737)
Impact of foreign currency fluctuations	4,235	1,047	—	5,282

Balance as of December 31, 2002	$38,918	$31,215	$—	$70,133

66   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of goodwill by segment for 2001 (in thousands):

	Product	Commercial
	development	services	Informatics	Consolidated

Balance as of December 31, 2000	$30,664	$48,836	$105,481	$184,981
Add: acquisition	5,754	—	—	5,754
Less: impairment	—	(16,120)	—	(16,120)
amortization	(2,324)	(1,713)	(3,728)	(7,765)
Impact of foreign currency fluctuations	(2,348)	(835)	(16)	(3,199)

Balance as of December 31, 2001	$31,746	$30,168	$101,737	$163,651

      The decrease in goodwill during 2002 is primarily a result of the formation of the Verispan joint venture. During 2001, the Company recognized a $16.1 million charge to write-off goodwill recorded in four separate acquisitions in the commercial services segment. The goodwill was deemed impaired due to changing business conditions and strategic direction.

      Through December 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 and no longer amortizes goodwill. The following is a summary of reported net (loss) income and net (loss) income per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000

Net (loss) income	$(33,843)	$418,923
Add: goodwill amortization	7,765	7,901
Less: income tax benefit	(2,562)	(2,607)

Adjusted net (loss) income	$(28,640)	$424,217

Adjusted net (loss) income per share:
Basic	$(0.24)	$3.66
Diluted	(0.24)	3.66

12.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	December 31,

	2002	2001

Compensation and payroll taxes	$77,354	$63,458
Restructuring	8,467	30,737
Other	94,913	74,978

	$180,734	$169,173

Quintiles Transnational 2002 Annual Report   67

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Credit Arrangements

      The following is a summary of the credit facilities available to the Company at December 31, 2002:

Facility	Interest Rates

£10.0 million (approximately $16.0 million) unsecured line of credit	Base (4.0% at December 31, 2002) plus 0.75%
£1.5 million (approximately $2.4 million) general banking facility with the same U.K. bank used for the issuance of guarantees	1% per annum fee for each guarantee issued

The Company did not have any outstanding balances on these facilities at December 31, 2002 and 2001.

      Long-term debt and obligations consist of the following (in thousands):

	December 31,

	2002	2001

Missouri tax incentive bonds due October 2009	$4,288	$4,755
(6.7% annual interest rate)
Other notes payable	7,269	8,549

	11,557	13,304
Less: current portion	(3,347)	(2,969)

	$8,210	$10,335

Other notes payable include various notes payables, primarily in foreign currencies, with interest rates ranging between 1.875% and 7.5%.

      Maturities of long-term debt and obligations at December 31, 2002 are as follows (in thousands):

2003	$3,347
2004	2,179
2005	1,957
2006	1,702
2007	941
Thereafter	1,431

$11,557

      The fair value of the Company’s long-term debt approximates its carrying value.

14.	Leases

      The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2074 with options to cancel certain leases at five-year increments. Annual rental expenses under these agreements were approximately $75.9 million, $76.3 million and $73.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with costs of revenues and accumulated depreciation in the accompanying financial statements.

68   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 (in thousands):

	Capital	Operating
	Leases	Leases

2003	$19,301	$62,443
2004	7,330	39,776
2005	1,213	26,548
2006	617	22,078
2007	482	18,970
Thereafter	1,433	72,191

Total minimum lease payments	30,376	$242,006

Amounts representing interest	(1,359)

Present value of net minimum payments	29,017
Current portion	(18,372)

Long-term capital lease obligations	$10,645

15.	Commitments and Contingencies

      On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of the Company, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. The parties are in the discovery phase of the litigation. The Company continues to believe the claims to be without merit and is defending the suit vigorously.

      On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier, and Federal, the Company’s excess liability carrier, seek to rescind the policies issued to the Company for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in the litigation described in the prior paragraph and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services as a counterclaim defendant, as an alternative to the Company’s position that Federal and Chubb are liable under the policies. The Company believes the allegations made by Federal and Chubb are without merit and is defending this case vigorously.

Quintiles Transnational 2002 Annual Report   69

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by shareholders seeking to enjoin the consummation of a transaction proposed by Pharma Services Company, a newly formed company wholly owned by Dennis B. Gillings, Ph.D., to acquire all the Company’s outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits name as defendants Dr. Gillings, other members of the Company’s Board of Directors, the Company and, in some cases Pharma Services Company. The complaints allege, among other things, that the directors breached their fiduciary duties with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. On November 11, 2002, a special committee of the Company’s Board of Directors announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to the Company for purposes of enhancing shareholder value, including the possibility of a sale of the Company and alternatives that would keep the Company independent and publicly owned. On January 6, 2003, the North Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until the Company provides notice of a change-of-control transaction involving the Company. Based upon its preliminary review, the Company believes the lawsuits are without merit and intends to defend them vigorously.

      The Company is currently a party to other legal proceedings incidental to its business. While the Company’s management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

      The Company entered into a seven-year service agreement in 2001 with a third party vendor to provide fully integrated information technology infrastructure services in the United States and Europe to the Company. The Company can terminate this agreement with six months notice and a penalty, which is based upon a sliding scale. The Company’s annual commitment under this service agreement is approximately $20.0 million.

16.     Shareholders’ Equity

      The Company is authorized to issue 25 million shares of preferred stock, $.01 per share par value. At December 31, 2002, 500 million common shares of $.01 par value were authorized.

      In March 2001, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s Common Stock from time to time until March 2002. During 2001, the Company entered into agreements to repurchase 1,702,500 shares of its Common Stock for an aggregate price of approximately $27.5 million. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. During 2002, the Company entered into agreements to repurchase 1,570,000 shares of its Common Stock for an aggregate price of approximately $22.2 million.

      In February 2000, the Board of Directors authorized the Company to repurchase up to $200 million of the Company’s Common Stock from time to time until February 2001. The authorization expired in February 2001. During 2000, the Company repurchased 1,365,500 shares of its Common Stock for an aggregate price of approximately $21.9 million.

      To enhance its stock repurchase program, the Company sold put options during 2000 to an independent third party. These put options entitled the holder to sell a total of 500,000 shares of the Company’s Common Stock to the Company on January 2, 2001 at $13.7125 per share. The put

70   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options expired unexercised in accordance with their terms on January 2, 2001. The transaction has been recorded as a component of shareholders’ equity.

      In November 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s Common Stock. Each Right, if activated, entitles the holder to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock at a purchase price of $150, subject to adjustment in certain circumstances. Each one one-thousandth of a preferred share will have the same voting and dividend rights as a share of the Company’s Common Stock. The Rights become exercisable 10 business days after (1) any person or group announces it has acquired or obtained the right to acquire 15% or more of the outstanding shares of the Company’s Common Stock or (2) commencement of a tender offer or exchange offer for more than 15% of the Company’s Common Stock, subject to limited exceptions. In the event that any party should acquire more than 15% of the Company’s Common Stock without the Board’s approval, the Rights entitle all other shareholders to purchase shares of the Company’s Common Stock at a substantial discount. In addition, if the Company engages in certain types of mergers or business combinations after a group or person acquires 15% or more of the Company’s Common Stock, the Rights entitle all other shareholders to purchase common stock of the acquirer at a substantial discount. The Rights expire on November 15, 2009, unless redeemed earlier at the discretion of the Company at the redemption price of $0.0001 per Right.

17.     Loss on Disposal

      In June 2000, the Company completed the sale of its general toxicology operations in Ledbury, Herefordshire, United Kingdom. This facility contributed less than one percent of consolidated net revenue and was included in the product development segment. In connection with the sale, the Company recognized a $17.3 million loss on disposal.

18.     Discontinued Operation

      On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY, to Healtheon/WebMD Corp., which subsequently changed its name to WebMD. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company’s Common Stock at $40 per share, exercisable for four years. The Company recorded an extraordinary gain on the sale of $436.3 million, net of taxes of $184.7 million.

      During 2001, the Company completed a tax basis study for ENVOY. As a result of this study, the Company’s tax basis in ENVOY was determined which resulted in an approximate $142.0 million reduction in income taxes provided on the sale of ENVOY.

      The Company retained exclusive rights to de-identified ENVOY transaction data and certain other de-identified data available from WebMD, subject to limited exceptions. The Company agreed to share with WebMD a royalty derived from sales of products using the licensed data. The Company formed a strategic alliance with WebMD to develop a web-based suite of integrated products and services for the pharmaceutical industry and may provide funding for development of the products. As a result of the settlement of litigation between the Company and WebMD, the Company continued to receive data from WebMD only through February 28, 2002. In addition, as part of the settlement, the contracts with WebMD were terminated, which among other things, absolved the Company from any obligation to fund WebMD to develop a web-based suite of integrated products and services. Also, the outstanding warrant to purchase up to 10 million shares of the Company’s Common Stock, at $40 per share, held by WebMD, was cancelled. The Company recorded an $83.2 million gain from the settlement of litigation during 2001.

Quintiles Transnational 2002 Annual Report   71

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 30, 1999, the Company acquired ENVOY in exchange for 28,465,160 shares of the Company’s Common Stock. Outstanding ENVOY options became options to acquire 3,914,583 shares of the Company’s Common Stock (“Exchanged Options”). On May 26, 2000, employees of ENVOY held 3,312,200 options to acquire Company Common Stock as a result of the Exchanged Options and ENVOY employees’ participation in Company stock option plans. In connection with the sale of ENVOY, all of the options outstanding immediately vested and became exercisable over a three-year term. Subsequently, 2,516,062 of the outstanding options were cancelled and issued with new terms to certain ENVOY employees (“ENVOY Options”). This transaction resulted in a charge of $50.0 million, based on the fair value of the options at the date of grant, which reduced the extraordinary gain from sale of discontinued operation. The ENVOY Options have an exercise price of $6.84, vested immediately, have a term of three years and are automatically exercised if the market price of the Company’s Common Stock reaches $23.34. As of December 31, 2001, all of the stock options had been exercised.

      The results of ENVOY through the date of closing have been reported separately as a discontinued operation in the Consolidated Statement of Operations. The results of the discontinued operation do not reflect any interest expense, management fee or transaction costs allocated by the Company.

      The following is a summary of income from operations for ENVOY through the date of closing (in thousands):

Year Ended
December 31, 2000

Net revenue	$99,041

Income before income taxes	$27,121
Income taxes	10,351

Net income	$16,770

19.     Change in Accounting for Deferred Income Taxes

      Effective January 1, 2002, the Company changed its method for calculating deferred income taxes related to its multi-jurisdictional tax transactions. Under the prior method, the Company followed an incremental approach to measuring the deferred income tax benefit of its multi-jurisdictional transactions, whereby it considered the income tax benefit from the step-up in tax basis, net of any potential incremental foreign income tax consequences determined by projecting taxable income, foreign source income, foreign tax credit provisions and the interplay of these items among and between their respective tax jurisdictions, based on different levels of intercompany foreign debt. As of December 31, 2001, the Company had deferred income tax assets of $72.7 million and a related valuation allowance of $45.7 million pursuant to the application of this prior accounting policy.

      The new methodology of accounting for deferred income taxes incorporates a strict jurisdictional view of SFAS No. 109, “Accounting for Income Taxes,” and assumes that the Company recorded deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. The Company believes that the new method has become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. This new approach ignores (i.e. in determining the amount of any recorded valuation allowance) the fact that future “incremental” income taxes may be paid in a separate tax jurisdiction as a result of the interplay among foreign and U.S. income

72   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax statutes and accordingly may subject the Company to risk of increasing future income tax rates. After the accounting change, related deferred income tax assets on January 1, 2002 were $72.7 million and no valuation allowance was required because it is more likely than not that there would be sufficient future taxable income on the U.S. federal income tax return to realize the benefit of future deductions of that amount which primarily represents deductible goodwill resulting from tax elections made at the time of the Company’s acquisition of Innovex Limited in November 1996. At December 31, 2002, the balance of the related deferred income tax assets was $65.4 million.

      In order to effect the change to this method of accounting as of January 1, 2002, the Company recorded a cumulative effect adjustment of $45.7 million representing the reversal of the valuation allowance related to deferred income taxes on these multi-jurisdictional income tax transactions. The change in accounting had no pro forma impact on the Company’s income in any prior quarterly or annual period.

20.     Business Combinations

      In October 2002, the Company acquired, for approximately $1.8 million in cash, a controlling interest in HRS, a privately held Australian company specializing in multi-national late-phase clinical research. Under the purchase method of accounting, the results of HRS are included in the Company’s results of operations as of the acquisition date and the assets and liabilities of HRS were recorded at their respective fair values. In connection with the acquisition of HRS, the Company recorded $2.7 million of goodwill. The acquisition did not have a material impact on the financial position or results of operations for the Company.

      In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA™ in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc. had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002 and the assets and liabilities of Bioglan Pharma, Inc. were recorded at their respective fair values. The acquisition resulted in total intangible assets of $29.3 million. The acquisition did not have a material impact on the financial position or results of operations for the Company.

      During the first quarter of 2001, the Company acquired OEC, SA, a Switzerland-based company that provides drug safety services to the pharmaceutical industry, and Ungerer Laboratory, a laboratory based in Pretoria, South Africa specializing in microbiology, molecular biology and hematology. These transactions were accounted for as purchases with an aggregate purchase price of approximately $7.1 million. These acquisitions did not have a material impact on the financial position or results of operations for the Company.

21.     Restructuring

      During the second quarter of 2002, the Company revised its estimates of the restructuring plan adopted during 2001 (“2001 Plan”) which resulted in a reduction of $9.1 million in accruals for the 2001 Plan. The reduction included approximately $5.7 million in severance payments and $3.4 million of exit costs. The reductions are primarily the result of a higher than expected number of voluntary terminations and the reversal of restructuring accruals due to the Company’s contribution of its informatics segment to the Verispan joint venture.

      Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately

Quintiles Transnational 2002 Annual Report   73

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of December 31, 2002, 78 individuals have been terminated.

      As of December 31, 2002, the following amounts were recorded (in thousands):

	Activity Twelve Months Ended December 31, 2002

	Balance at	2002	2002 Plan	Balance at
	December 31,	Plan	Write-Offs/	December 31,
	2001	Accrual	Payments	2002

Severance and related costs	$—	$4,241	$(2,175)	$2,066
Exit costs	—	310	(156)	154
Asset write-offs	—	112	(112)	—

	$—	$4,663	$(2,443)	$2,220

      During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge (“2001 A Plan”) relating primarily to severance costs from the reorganization of the Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

      During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge (“2001 B Plan”). In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide will be eliminated and as of December 31, 2002, 882 individuals have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions have been eliminated in each of the segments.

      As of December 31, 2002, the following amounts were recorded (in thousands):

	Activity Twelve Months Ended December 31, 2002

	2001 B Plan
	Balance at	Revisions to	2001 B	Balance at
	December 31,	2001 B	Plan	December 31,
	2001	Plan	Payment	2002

Severance and related costs	$19,323	$(5,725)	$(12,292)	$1,306
Exit costs	8,806	(875)	(4,550)	3,381

	$28,129	$(6,600)	$(16,842)	$4,687

74   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, the following amounts were recorded (in thousands):

	Activity Twelve Months Ended December 31, 2001

	2001 A	2001 B		2001 A		Balance at
	Plan	Plan	Total	Plan	2001 B Plan	December 31,
	Accrual	Accrual	Accrual	Payments	Write-offs/Payments	2001

Severance and related costs	$1,970	$31,134	$33,104	$(1,970)	$(11,811)	$19,323
Asset impairment write-offs	—	8,237	8,237	—	(8,237)	—
Exit Costs	176	11,567	11,743	(176)	(2,761)	8,806

	$2,146	$50,938	$53,084	$(2,146)	$(22,809)	$28,129

      In January 2000, the Company announced the adoption of a restructuring plan (“January 2000 Plan”). In connection with this plan, the company recognized a restructuring charge of $58.6 million. The restructuring charge consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As part of this plan, approximately 770 positions worldwide were eliminated as of December 31, 2001. Although positions eliminated were across all functions, most of the eliminated positions were in the product development group.

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

      Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan (“2000 Follow-On Plan”) resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of December 31, 2002, 145 individuals have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

      As of December 31, 2002, the following amounts were recorded (in thousands):

	Activity Twelve Months Ended December 31, 2002

	Balance at	Revisions to	Revisions to			Follow-On	Balance at
	December 31,	January	Follow-On	Revised	January 2000	Plan	December 31,
	2001	2000 Plan	Plan	Accrual	Plan Payments	Payments	2002

Severance and related costs	$894	$—	$—	$894	$(476)	$(301)	$117
Exit costs	1,714	644	1,293	3,651	(1,208)	(1,000)	1,443

	$2,608	$644	$1,293	$4,545	$(1,684)	$(1,301)	$1,560

Quintiles Transnational 2002 Annual Report   75

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2001, the following amounts were recorded (in thousands):

	Activity Twelve Months Ended December 31, 2001

	Balance at	Revisions to			2000	Balance at
	December 31,	January	Revised	January 2000	Follow-On	December 31,
	2000	2000 Plan	Accrual	Plan Payments	Plan Payments	2001

Severance and related costs	$8,867	$—	$8,867	$(3,530)	$(4,443)	$894
Exit costs	5,788	1,085	6,873	(4,351)	(808)	1,714

	$14,655	$1,085	$15,740	$(7,881)	$(5,251)	$2,608

      As of December 31, 2000, the following amounts were recorded (in thousands):

	Activity Twelve Months Ended December 31, 2000

	January	Revisions to	2000		January 2000	2000	Balance at
	2000 Plan	January	Follow-On	Revised	Plan Write-offs/	Follow-On	December 31,
	Accrual	2000 Plan	Plan	Accrual	Payments	Plan Payments	2000

Severance and related costs	$33,228	$(6,321)	$5,833	$32,740	$(23,136)	$(737)	$8,867
Asset impairment write-offs	11,315	—	—	11,315	(11,315)	—	—
Exit costs	14,049	(632)	1,309	14,726	(8,938)	—	5,788

	$58,592	$(6,953)	$7,142	$58,781	$(43,389)	$(737)	$14,655

      As a result of the restructuring plans, the Company has approximately 284,000 square feet of abandoned leased facilities as of December 31, 2002. A portion of these facilities has been subleased and the Company is pursuing disposition of the remaining abandoned facilities. Below is a summary of the total lease obligations for the abandoned facilities (in thousands):

2003	$5,587
2004	3,516
2005	2,764
2006	2,707
2007	7,545

Gross abandoned lease obligations	22,119
Less: sublease/restructuring accrual	(10,147)

Total obligation in excess of existing subleases and related restructuring accrual balances	$11,972

76   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.     Income Taxes

      The components of income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$15,732	$13,130	$(46,052)
State	7,117	1,196	2,248
Foreign	18,258	17,617	15,752

	41,107	31,943	(28,052)

Deferred expense (benefit):
Federal and state	11,014	(109,228)	24,213
Foreign	(10,694)	(9,338)	(12,992)

	320	(118,566)	11,221

	$41,427	$(86,623)	$(16,831)

      Income tax expense (benefit) attributable to continuing operations for 2000 excludes income tax expense from the Company’s discontinued operation.

      The Company has allocated directly to additional paid-in capital approximately $857,000 in 2002, $15.9 million in 2001 and $6.8 million in 2000 related to the tax benefit from non-qualified stock options exercised.

      The differences between the Company’s consolidated income tax expense (benefit) attributable to continuing operations and the expense (benefit) computed at the 35% U.S. statutory income tax rate were as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal income tax provision (benefit) at statutory rate	$43,281	$(91,874)	$(17,852)
State and local income taxes, net of federal benefit (detriment)	1,764	(1,407)	(1,787)
Non-deductible expenses and transaction costs	—	6,337	—
Foreign earnings taxed at different rates	(4,656)	(3,208)	(8,833)
Losses not utilized	—	911	12,725
Other	1,038	2,618	(1,084)

	$41,427	$(86,623)	$(16,831)

      Income (loss) before income taxes from foreign operations was approximately $33.0 million, $14.9 million, and ($40.3) million for the years 2002, 2001, and 2000, respectively. Income (loss) from foreign operations was approximately $59.6 million, $41.2 million, and ($11.6) million for the years 2002, 2001 and 2000, respectively. The difference between income from operations and income (loss) before income taxes is due primarily to intercompany charges which eliminate in consolidation for financial statement purposes but, in some cases, do not eliminate for tax purposes. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $180.7 million at December 31, 2002. Those earnings are considered to be indefinitely reinvested,

Quintiles Transnational 2002 Annual Report   77

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

	December 31,

	2002	2001

Deferred income tax liabilities:
Depreciation and amortization	$—	$(31,176)
Prepaid expenses	(5,804)	(6,330)
Unrealized gain on equity investments	(6,670)	(12,082)
Deferred revenue and other	(12,540)	(7,388)
Other	(7,699)	(15,054)

Total deferred income tax liabilities	(32,713)	(72,030)
Deferred income tax assets:
Depreciation and amortization	16,323	—
Net operating and capital loss carryforwards	120,721	173,034
Accrued expenses and unearned income	26,043	21,644
Goodwill, net of amortization	65,397	72,719
Other	11,882	8,067

	240,366	275,464
Valuation allowance for deferred income tax assets	(19,366)	(65,025)

Total deferred income tax assets	221,000	210,439

Net deferred income tax assets	$188,287	$138,409

      The decrease in the Company’s valuation allowance for deferred income tax assets to $19.4 million at December 31, 2002 from $65.0 million at December 31, 2001 is due to a change in the accounting method for deferred income taxes. This change in accounting method is explained in Note 19.

78   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s deferred income tax expense (benefit) attributable to continuing operations results from the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Excess (deficiency) of income tax over financial reporting:
Depreciation and amortization	$(40,145)	$3,731	$16,905
Net operating and capital loss carryforwards	52,309	(113,129)	(29,880)
Valuation allowance increase (decrease)	—	911	7,890
Accrued expenses and unearned income	(4,377)	(1,888)	(4,379)
Prepaid expenses	(526)	(628)	919
Deferred revenue	5,153	(4,037)	12,050
Other items, net	(12,094)	(3,526)	7,716

	$320	$(118,566)	$11,221

      The U.K. subsidiaries qualify for Scientific Research Allowances (SRAs) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For 2002, 2001 and 2000, these allowances were $1.4 million, $7.8 million and $15.1 million, respectively, which helped to generate net operating loss carryforwards of $19.4 million to be used to offset taxable income in that country. Assuming the U.K. subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred income tax liability relating to the U.K. subsidiaries may be deferred indefinitely. The Company recognizes a deferred income tax benefit for foreign generated operating losses at the time of the loss when the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss and capital loss carryforwards of approximately $150.6 million in various entities within the United Kingdom which have no expiration date and has over $42.6 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $219.1 million of U.S. state operating loss carryforwards which expire through 2022 and has approximately $1.5 million of U.S. federal operating loss carryforwards which begin to expire in 2005. The Company also has a U.S. capital loss carryforward of approximately $130.8 million which expires in 2007. The Company evaluates its deferred income tax assets for realization based upon the more likely than not criteria prescribed in SFAS No. 109, “Accounting for Income Taxes.” Based upon current estimates, management believes it is more likely than not that the Company’s deferred income tax assets, after the effect of the recorded valuation allowance, will be realizable. The ultimate realization of deferred income tax assets is dependent upon the Company generating future taxable income and capital gains in sufficient amounts within the applicable carryforward period. Actual results could differ materially from management’s estimates.

Quintiles Transnational 2002 Annual Report   79

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.     Weighted Average Shares Outstanding

      The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income (loss) per share (in thousands):

	Year Ended December 31,

	2002	2001	2000

Weighted average shares:
Basic weighted average shares	118,135	118,223	115,968
Effect of dilutive securities:
Stock options	323	—	—

Diluted weighted average shares	118,458	118,223	115,968

      The effect of options to purchase 29.2 million shares of the Company’s common stock were outstanding during 2002 but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      The effect of options outstanding during 2001 and 2000 were not included in the computation of diluted net income (loss) per share because the effect on loss from continuing operations would have been antidilutive.

      Warrants to purchase 10 million shares of common stock were outstanding from May 2000 until October 2001, but were not included in the computation of diluted net income (loss) per share because the effect on loss from continuing operations would have been antidilutive.

24.     Employee Benefit Plans

      The Company has numerous employee benefit plans, which cover substantially all eligible employees in the countries where the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include defined contribution plans funded by Company stock in Australia, Belgium, Canada and Singapore; defined contribution plans in Austria, Belgium, Germany, Holland, Hungary, Israel, Netherlands, Poland, Sweden and Great Britain; profit sharing schemes in Canada and France; and defined benefit plans in Germany, Japan, Sweden and the U.K. The defined benefit plan in Germany is an unfunded plan, which is provided for in the balance sheet. The Approved Profit Sharing Schemes in the U.K. and Ireland are no longer funded. These plans were previously funded with Company stock. Final distributions cannot occur until 2004. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.

      Effective May 1, 1999, the Company merged, for administrative purposes only, its employee stock ownership plan (the “ESOP”) and 401(k) plan (the “401(k)”). The eligibility requirements and benefits offered to employees under each plan were not affected by the merger.

      The ESOP expense recognized is equal to the cost of the shares allocated to plan participants and the interest expense on the leveraged loans for the year. In 2000, ESOP expense totaled $6.2 million. No shares were allocated to the Plan in either 2002 or 2001; therefore, there was no expense in those years. As of December 31, 2002, 2001 and 2000, 1,315,380, 1,511,476 and 1,667,449 shares, respectively, were allocated to participants. There are no unallocated shares held in suspense as of December 31, 2002. All ESOP shares are considered outstanding for income per share calculations.

80   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 401(k), the Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the years ended December 31, 2002, 2001 and 2000, the Company expensed $7.2 million, $9.5 million and $5.1 million, respectively, as matching contributions.

      Participating employees in the Company’s employee stock purchase plan (the “Purchase Plan”) have the option to purchase shares at 85% of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. During 2002, 2001 and 2000, 351,695, 382,968 and 663,531 shares, respectively, were purchased under the Purchase Plan. At December 31, 2002, 957,573 shares were available for issuance under the Purchase Plan.

      The Company has stock option plans to provide incentives to eligible employees, officers and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options, particularly those assumed or exchanged as a result of acquisitions, have various vesting schedules and terms. The majority of options granted under the Company’s stock option plans typically vest 25% per year over four years and expire 10 years from the date of grant.

      As the Company has done in prior years, the Company reimburses its Chairman for business-related travel services he provides for himself and other Company employees with the use of his own airplane. For 2002, these reimbursements totaled approximately $2.8 million which includes the granting of stock options with a Black-Scholes value of $1.4 million.

      Stock option activity during the periods indicated is as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 1999	17,884,480	$27.59
Granted	15,340,516	14.78
Exercised	(508,412)	9.24
Canceled	(5,558,403)	21.98

Outstanding at December 31, 2000	27,158,181	21.80
Granted	8,399,811	18.40
Exercised	(2,514,514)	12.88
Canceled	(3,158,609)	22.89

Outstanding at December 31, 2001	29,884,869	21.44
Granted	7,311,605	12.78
Exercised	(444,783)	11.26
Canceled	(3,094,059)	21.47

Outstanding at December 31, 2002	33,657,632	$19.69

Quintiles Transnational 2002 Annual Report   81

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Selected information regarding stock options as of December 31, 2002 follows:

Options Outstanding				Options Exercisable

Number of		Weighted-Average	Weighted-Average	Number of	Weighted-Average
Options	Exercise Price Range	Exercise Price	Remaining Life	Options	Exercise Price

6,093,006	$1.04 – $13.09	$11.01	8.83	898,722	$8.52
7,609,190	$13.13 – $13.44	13.44	7.13	5,560,202	13.44
6,979,255	$13.50 – $17.75	15.62	8.19	2,881,341	15.17
6,982,677	$17.80 – $25.25	20.81	6.84	5,056,913	20.71
5,993,504	$25.44 – $56.25	39.90	4.97	5,503,179	40.17

33,657,632		$19.69	7.21	19,900,357	$22.71

25.	Operations by Geographic Location

      The table below presents the Company’s operations by geographical location. The Company attributes revenues to geographical locations based upon (1) customer service activities, (2) operational management, (3) business development activities and (4) customer contract coordination. Investment revenues are included in the United States data. The Company’s operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

	2002	2001	2000

Revenues:
Americas:
United States	$694,809	$815,204	$930,495
Other	43,033	39,710	28,710

Americas	737,842	854,914	959,205
Europe and Africa:
United Kingdom	344,392	330,087	348,267
Other	317,367	271,730	233,231

Europe and Africa	661,759	601,817	581,498
Asia-Pacific	193,158	163,752	119,786

	1,592,759	1,620,483	1,660,489
Reimbursed service costs	399,650	263,429	210,588

	$1,992,409	$1,883,912	$1,871,077

Property, equipment and software, net:
Americas:
United States	$165,628	$203,685	$222,727
Other	1,729	1,856	2,067

Americas	167,357	205,541	224,794
Europe and Africa:
United Kingdom	127,390	125,702	133,025
Other	15,969	13,640	16,911

Europe and Africa	143,359	139,342	149,936
Asia-Pacific	17,186	17,423	17,230

	$327,902	$362,306	$391,960

82   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Segments

      The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group, which became a reportable segment in 2002. The informatics group was transferred to a joint venture in May 2002. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and consists primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. During 2002, the Late Phase, primarily Phase IV, operations previously included in the commercial services group were reclassified to the product development group in order to consolidate the operational and business development activities. These changes are reflected in all periods presented. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in segment profitability. Intersegment revenues have been eliminated. (in thousands):

	Year Ended December 31, 2002

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$944,861	$503,466	$20,347	$—	$—	$1,468,674
Intersegment	—	54,548	—	—	(54,548)	—

Total net services	944,861	558,014	20,347	—	(54,548)	1,468,674
Reimbursed service costs	312,669	86,959	22	—	—	399,650

Gross service revenues	1,257,530	644,973	20,369	—	(54,548)	1,868,324
Commercial rights and royalties	—	—	—	110,381	—	110,381
Investment	—	—	—	13,704	—	13,704

Total revenues	$1,257,530	$644,973	$20,369	$124,085	$(54,548)	$1,992,409

      Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):

$477,492	$207,711	$8,024	$17,620	$—	$710,847

Quintiles Transnational 2002 Annual Report   83

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$913,947	$621,964	$58,169	$—	$—	$1,594,080
Intersegment	—	12,900	—	—	(12,900)	—

Total net services	913,947	634,864	58,169	—	(12,900)	1,594,080
Reimbursed service costs	234,481	28,743	205	—	—	263,429

Gross service revenues	1,148,428	663,607	58,374	—	(12,900)	1,857,509
Commercial rights and royalties	—	—	—	25,792	—	25,792
Investment	—	—	—	611	—	611

Total revenues	$1,148,428	$663,607	$58,374	$26,403	$(12,900)	$1,883,912

      Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):

$438,426	$197,452	$27,173	$(2,311)	$—	$660,740

	Year Ended December 31, 2000

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$841,525	$748,494	$59,709	$—	$—	$1,649,728
Intersegment	—	—	—	—	—	—

Total net services	841,525	748,494	59,709	—	—	1,649,728
Reimbursed service costs	191,092	19,471	25	—	—	210,588

Gross service revenues	1,032,617	767,965	59,734	—	—	1,860,316
Commercial rights and royalties	—	—	—	10,182	—	10,182
Investment	—	—	—	579	—	579

Total revenues	$1,032,617	$767,965	$59,734	$10,761	$—	$1,871,077

      Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):

$382,611	$247,535	$33,239	$1,320	$—	$664,705

84   Quintiles Transnational 2002 Annual Report

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Total Assets:
Product development	$798,578	$750,640	$721,964
Commercial services	400,157	252,717	306,031
PharmaBio Development	315,633	164,111	131,498
Informatics	—	124,057	141,420
Corporate	637,715	656,215	660,665

	$2,152,083	$1,947,740	$1,961,578

Expenditures to acquire long-lived assets:
Product development	$34,402	$109,031	$72,146
Commercial services	4,656	12,520	26,939
PharmaBio Development	247	—	—
Informatics	666	9,962	6,964
Corporate	186	2,470	2,733

	$40,157	$133,983	$108,782

Depreciation and amortization expense:
Product development	$60,710	$60,255	$53,959
Commercial Services	21,926	23,823	27,782
Informatics	2,559	10,031	8,464
Corporate	953	986	1,037

Depreciation and amortization excluded from contribution	86,148	95,095	91,242
PharmaBio Development	3,676	1,008	1,325

Total depreciation and amortization	$89,824	$96,103	$92,567

Quintiles Transnational 2002 Annual Report   85

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.     Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

	Year Ended December 31, 2002

	First	First
	Quarter	Quarter	Second	Third	Fourth
	As Reported	As Restated	Quarter	Quarter	Quarter

Gross revenues	$493,296	$493,296	$498,233	$490,965	$509,915
Income from continuing operations before income taxes	25,762	25,762	30,074	33,798	34,026
Income (loss) from continuing operations	17,261	17,261	20,626	21,179	22,598
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	45,659	—	—	—
Net income	$17,261	$62,920	$20,626	$21,179	$22,598

Basic net income per share:
Income from continuing operations	$0.15	$0.15	$0.17	$0.18	$0.19
Cumulative effect of change in accounting principle	—	0.38	—	—	—

Basic net income per share	$0.15	$0.53	$0.17	$0.18	$0.19

Diluted net income per share:
Income from continuing operations	$0.14	$0.14	$0.17	$0.18	$0.19
Cumulative effect of change in accounting principle	—	0.38	—	—	—

Diluted net income per share	$0.14	$0.52	$0.17	$0.18	$0.19

Range of stock prices		$14.680-19.300	$11.300-17.700	$8.350-12.457	$7.650-12.360

As discussed in Note 19, the Company changed its method for calculating deferred income taxes related to multi-jurisdictional tax transactions effective January 1, 2002.

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Gross revenues	$464,141	$471,718	$464,683	$483,370
Income (loss) from continuing operations before income taxes	11,628	14,438	(398,605)	110,043
Income (loss) from continuing operations	7,791	9,674	(265,911)	72,573
Extraordinary gain from sale of discontinued operation, net of taxes	—	—	142,030	—
Net income (loss)	$7,791	$9,674	$(123,881)	$72,573

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.07	$0.08	$(2.22)	$0.61
Extraordinary gain from sale of discontinued operation	—	—	1.19	—

Basic net income (loss) per share	$0.07	$0.08	$(1.03)	$0.61

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.06	$0.08	$(2.22)	$0.60
Extraordinary gain from sale of discontinued operation	—	—	1.19	—

Diluted net income (loss) per share	$0.06	$0.08	$(1.03)	$0.60

Range of stock prices	$14.688-22.875	$15.000-26.050	$12.450-25.500	$13.610-18.900

86   Quintiles Transnational 2002 Annual Report

Report of Independent Accountants

The Board of Directors and Shareholders of Quintiles Transnational Corp.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Quintiles Transnational Corp. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, before the revisions described in Note 2, 11 and 26, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 23, 2002, except with respect to the matters discussed in Note 23, as to which the date is March 22, 2002*.

As discussed in Note 19 to the financial statements, the Company changed its method for recording the benefit of international, multi-jurisdictional tax strategies on January 1, 2002.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

As discussed above, the financial statements of Quintiles Transnational Corp. and subsidiaries as of December 31, 2001, and for each of two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 26, these financial statements have been restated to reflect the adoption of Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and the change in the composition of the Company’s reportable segments, respectively. As described in Note 11, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Notes 2 and 26 that were applied to revise the 2001 and 2000 financial statements. We also audited the transitional disclosures described in Note 11. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 and 2000 in Note 11 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

January 29, 2003

*This reference refers to Note 23 on Form 10-K for the year ended December 31, 2001.

Quintiles Transnational 2002 Annual Report   87

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23.02 to this Form 10-K of which this report forms a part. The financial statements to which this report relates have been revised as discussed in Note 2. These changes are not covered by the copy of the report of Arthur Andersen LLP and were audited by PricewaterhouseCoopers LLP as described in their report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quintiles Transnational Corp.:

      We have audited the accompanying consolidated balance sheets of Quintiles Transnational Corp. (a North Carolina corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Raleigh, North Carolina,

January 23, 2002, except with respect to
the matters discussed in Note 23, as to
which the date is March 22, 2002*

*This reference refers to Note 23 on Form 10-K for the year ended December 31, 2001.

88   Quintiles Transnational 2002 Annual Report

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 22, 2002, the Company filed a Current Report on Form 8-K reporting that on May 17, 2002, the Company’s Board of Directors dismissed Arthur Anderson LLP and engaged PricewaterhouseCoopers LLP as the Company’s independent public accountants for the Company’s fiscal year ended December 31, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information on the Company’s directors is incorporated by reference from the Company’s definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Shareholders. Information on the Company’s executive officers is included in Part I under the caption Executive Officers of the Registrant on page 18 of this report.

Item 11.	Executive Compensation

      This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

      This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Shareholders.

Item 14.	Controls and Procedures

      Based on the our most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Chairman (principal executive officer) and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Quintiles Transnational 2002 Annual Report   89

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

      (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

      (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit		Description

3.01(1)	—	Amended and Restated Articles of Incorporation, as amended
3.02(2)	—	Amended and Restated Bylaws, as amended
4.01	—	Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)
4.02	—	Amended and Restated Bylaws, as amended (see Exhibit 3.02)
4.03(3)	—	Specimen certificate for Common Stock, $0.01 par value per share
4.04(4)	—	Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock
10.01(5)(6)	—	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.
10.02(5)(7)	—	Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.
10.03(5)(8)	—	Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.
10.04(5)(9)	—	Second Amendment to Contract of Employment, dated April 1, 2002, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.
10.05(5)(8)	—	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.06(5)(8)	—	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.
10.07(5)(8)	—	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.
10.08(5)(9)	—	Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on January 1, 2001

90   Quintiles Transnational 2002 Annual Report

Exhibit		Description

10.09(5)(8)	—	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated
10.10(5)(9)	—	Quintiles Transnational Corp. Nonqualified Stock Option Plan, amended January 1, 2001
10.11	—	Quintiles Transnational Corp. 2002 Stock Option Plan
10.12	—	Quintiles Transnational Corp. Special Bonus Plan
10.13(10)	—	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company
10.15(11)	—	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoescht Marion Roussel, Inc. and Quintiles, Inc.
10.16(12)	—	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.
10.17(13)	—	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.
10.18(9)	—	Master Services Agreement dated as of January 1, 2001 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC. [Note: Certain confidential portions of this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and Exchange Commission.]
16.01(14)	—	Letter regarding change in the Company’s certifying accountant dated May 17, 2002
18.01	—	Letter regarding change in accounting principle
21	—	Subsidiaries
23.01	—	Consent of PricewaterhouseCoopers LLP
23.02	—	Information Regarding the Consent of Arthur Andersen LLP
24.01	—	Power of Attorney (included on the signature page hereto)
99.01	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
99.02	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.

(2)	Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

(3)	Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.

(4)	Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.

(5)	Executive compensation plans and arrangements

(6)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(7)	Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

Quintiles Transnational 2002 Annual Report   91

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(9)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

(10)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(11)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(13)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(14)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.

      (b)     Reports on Form 8-K.

      We filed the following four Current Reports on From 8-K between October 1, 2002 and December 31, 2002:

      On October 15, 2002, we filed a Current Report on Form 8-K attaching a press release announcing that an entity wholly owned by Dennis Gillings, our Chairman of the Board and Founder, had made a non-binding proposal to acquire all of our outstanding shares. The Current Report on Form 8-K dated October 15, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

      On October 17, 2002, we filed a Current Report on Form 8-K reporting the commencement of several purported class action lawsuits seeking to enjoin the consummation of the transaction contemplated by the non-binding proposal made by Pharma Services Company, a newly formed company wholly owned by Dennis B. Gillings, Ph.D., to acquire all of our outstanding shares for $11.25 per share in cash. The Current Report on Form 8-K dated October 17, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

      On October 28, 2002, we filed a Current Report on Form 8-K attaching a press release updating the activities of the special committee of our Board of Directors and identifying the members of the special committee. The Current Report on Form 8-K dated October 28, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

      On November 12, 2002, we filed a Current Report on Form 8-K attaching a press release in which the special committee of our Board of Directors announced that it had rejected the proposal by Pharma Services Company, an entity wholly owned by Dennis B. Gillings, Ph.D., our Chairman of the Board and Founder, to acquire all of our outstanding shares. The Current Report on Form 8-K dated November 12, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

      (c)     Exhibits Required by this Form 10-K.

See (a)(3) above.

      (d)     Financial Statements and Schedules.

See (a)(2) above.

92   Quintiles Transnational 2002 Annual Report

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 24th day of February, 2003.

QUINTILES TRANSNATIONAL CORP.

By:	/s/ DENNIS B. GILLINGS

Dennis B. Gillings, Ph.D.
Chairman of the Board of Directors

Quintiles Transnational 2002 Annual Report   93

CERTIFICATIONS

I, Dennis B. Gillings, Ph.D., certify that:

      1. I have reviewed this annual report on Form 10-K of Quintiles Transnational Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ Dennis B. Gillings

Dennis B. Gillings, Ph.D.
Chairman

94   Quintiles Transnational 2002 Annual Report

I, James L. Bierman, certify that:

      1. I have reviewed this annual report on Form 10-K of Quintiles Transnational Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ James L. Bierman

James L. Bierman
Chief Financial Officer

Quintiles Transnational 2002 Annual Report   95

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

Signature	Title	Date

/s/ PAMELA J. KIRBY Pamela J. Kirby, Ph.D.	Chief Executive Officer	February 24, 2003

/s/ DENNIS B. GILLINGS Dennis B. Gillings, Ph.D.	Chairman of the Board of Directors	February 24, 2003

/s/ JAMES L. BIERMAN James L. Bierman	Chief Financial Officer	February 24, 2003

/s/ ROBERT C. BISHOP Robert C. Bishop, Ph.D.	Director	February 24, 2003

/s/ E. G. F. BROWN E. G. F. Brown	Director	February 24, 2003

/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	February 24, 2003

/s/ CHESTER W. DOUGLASS Chester W. Douglass, DMD, Ph.D.	Director	February 24, 2003

/s/ ARTHUR M. PAPPAS Arthur M. Pappas	Director	February 24, 2003

/s/ WILLIAM L. ROPER William L. Roper, M.D., M.P.H.	Director	February 24, 2003

/s/ VIRGINIA V. WELDON Virginia V. Weldon, M.D.	Director	February 24, 2003

96   Quintiles Transnational 2002 Annual Report

EXHIBIT INDEX

Exhibit		Description

3.01(1)	—	Amended and Restated Articles of Incorporation, as amended
3.02(2)	—	Amended and Restated Bylaws, as amended
4.01	—	Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)
4.02	—	Amended and Restated Bylaws, as amended (see Exhibit 3.02)
4.03(3)	—	Specimen certificate for Common Stock, $0.01 par value per share
4.04(4)	—	Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock
10.01(5)(6)	—	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.
10.02(5)(7)	—	Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.
10.03(5)(8)	—	Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.
10.04(5)(9)	—	Second Amendment to Contract of Employment, dated April 1, 2002, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.
10.05(5)(8)	—	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.06(5)(8)	—	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.
10.07(5)(8)	—	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.
10.08(5)(9)	—	Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on January 1, 2001
10.09(5)(8)	—	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated
10.10(5)(9)	—	Quintiles Transnational Corp. Nonqualified Stock Option Plan, amended January 1, 2001
10.11	—	Quintiles Transnational Corp. 2002 Stock Option Plan
10.12	—	Quintiles Transnational Corp. Special Bonus Plan
10.13(10)	—	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company
10.15(11)	—	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoescht Marion Roussel, Inc. and Quintiles, Inc.
10.16(12)	—	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.
10.17(13)	—	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.

Exhibit		Description

10.18(9)	—	Master Services Agreement dated as of January 1, 2001 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC. [Note: Certain confidential portions of this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and Exchange Commission.]
16.01(14)	—	Letter regarding change in the Company’s certifying accountant dated May 17, 2002
18.01	—	Letter regarding change in accounting principle
21	—	Subsidiaries
23.01	—	Consent of PricewaterhouseCoopers LLP
23.02	—	Information Regarding the Consent of Arthur Andersen LLP
24.01	—	Power of Attorney (included on the signature page hereto)
99.01	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
99.02	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.

(2)	Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

(3)	Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.

(4)	Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.

(5)	Executive compensation plans and arrangements

(6)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(7)	Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(9)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

(10)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(11)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(13)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(14)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.