Form 10-K/A
period 2002-12-31
QUINTILES TRANSNATIONAL CORP
filed 2003-04-29
CIK 919623

FORM 10-K/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 000-23520

QUINTILES TRANSNATIONAL CORP.

(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1714315 (I.R.S. Employer Identification Number)

4709 Creekstone Drive, Suite 200 Durham, North Carolina (Address of principal executive office)	27703-8411 (Zip Code)

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

          Yes ☒                     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

          The aggregate market value of the registrant’s Common Stock at March 31, 2003 held by those persons deemed by the registrant to be non-affiliates was approximately $1,344,254,791.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

          Yes ☒                     No ☐

          The aggregate market value of the registrant’s Common Stock at June 30, 2002 held by those persons deemed by the registrant to be non-affiliates was approximately $1,344,280,396.

          As of March 31, 2003 (the latest practicable date), there were 118,283,920 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

          The undersigned registrant hereby amends Item 6 and Item 7 of Part II, Item 11, Item 12 and Item 13 of Part III and Item 15 of Part IV of its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2003 for the fiscal year ended December 31, 2002, as set forth in the pages attached hereto.

INDEX

Page

PART II
Item 6. Selected Consolidated Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

PART III
Item 10. Directors and Executive Officers of the Registrant	30
Item 11. Executive Compensation	32
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13. Certain Relationships and Related Transactions	48

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected Consolidated Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2002 and the Consolidated Balance Sheet Data set forth below as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 31, 1999 and 1998, and the Consolidated Balance Sheet Data set forth below as of December 31, 2000, 1999 and 1998 are derived from our consolidated financial statements not included herein. During 2000, we completed the sale of our electronic data interchange unit, ENVOY Corporation, and as such the results of ENVOY, for all periods presented, have been reported separately as a discontinued operation in the consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Gross revenues	$1,992,409	$1,883,912	$1,871,077	$1,830,365	$1,418,788
Income (loss) from continuing operations before income taxes	123,660	(262,496)	(51,005)	115,910	125,567
Income (loss) from continuing operations	81,664	(175,873)	(34,174)	73,168	85,643
Income (loss) from discontinued operation, net of income taxes	—	—	16,770	36,123	2,926
Extraordinary gain from sale of discontinued operation, net of income taxes	—	142,030	436,327	—	—
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	45,659	—	—	—	—
Net income (loss) available for common shareholders	$127,323	$(33,843)	$418,923	$109,291	$88,569

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.69	$(1.49)	$(0.29)	$0.64	$0.82
Income (loss) from discontinued operation	—	—	0.14	0.32	0.03
Extraordinary gain from sale of discontinued operation	—	1.20	3.76	—	—
Cumulative effect of change in accounting principle	0.39	—	—	—	—

Basic net income (loss) per share	$1.08	$(0.29)	$3.61	$0.96	$0.85

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.69	$(1.49)	$(0.29)	$0.63	$0.77
Income (loss) from discontinued operation	—	—	0.14	0.31	0.03
Extraordinary gain from sale of discontinued operation	—	1.20	3.76	—	—
Cumulative effect of change in accounting principle	0.39	—	—	—	—

Diluted net income (loss) per share	$1.07	$(0.29)	$3.61	$0.94	$0.80

Weighted average shares outstanding:
Basic	118,135	118,223	115,968	113,525	104,799
Diluted	118,458	118,223	115,968	115,687	110,879

	As of December 31,

	2002	2001	2000	1999	1998

		(in thousands, except employee data)
Cash and cash equivalents	$644,284	$565,063	$330,214	$191,653	$128,621
Working capital, excluding discontinued operation	568,473	617,552	308,684	78,039	197,005
Total assets	2,152,083	1,947,740	1,961,578	1,607,565	1,171,777
Long-term debt and capital leases including current portion	40,574	37,866	38,992	185,765	193,270
Shareholders’ equity	$1,598,386	$1,455,088	$1,404,706	$991,759	$646,132
Full-time equivalent employees	15,801	17,639	18,060	20,496	16,732

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

          Quintiles Transnational Corp. helps improve healthcare worldwide by providing a broad range of professional services, information and partnering solutions to the pharmaceutical, biotechnology and healthcare industries. Based on industry analyst reports, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2002 revenues. The revenues of the second largest company were approximately $1.1 billion less than our 2002 revenues.

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

          On April 10, 2003, following the unanimous recommendation of the special committee, our Board of Directors approved a merger transaction with Pharma Services Holding, Inc., or Pharma Services, for our public shareholders to receive $14.50 per share in cash. Pharma Services was founded by Dennis B. Gillings, Ph.D., the Company’s Chairman of the Board and Founder, and One Equity Partners, LLC, the private equity arm of Bank One Corporation. Dr. Gillings and certain of his affiliates will retain their equity interest in the Company. In addition, in order to finance the transaction, Pharma Services has received an equity commitment of $415.7 million from One Equity Partners, LLC and debt commitments totaling $875 million from Citicorp North America, Inc. and Citigroup Global Markets Inc. Pharma Services also intends to use approximately $586 million of the Company’s existing cash to fund the transaction. The transaction, which is anticipated to be completed later this year, is subject to Pharma Services’ completion of its committed financing and customary conditions, including regulatory and shareholder approvals.

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

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

          Gross revenues for the year ended December 31, 2002 were $1.99 billion versus $1.88 billion for the year ended December 31, 2001. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

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

acquisition of certain assets of Bioglan Pharma, Inc., and its suite of dermatology products, a new risk sharing contract in Europe with a large pharmaceutical customer and our contracts with Scios Inc. and Kos Pharmaceuticals, Inc. In December 2002, we agreed to permit Scios to hire the sales force we had previously provided under contract to them, effective December 31, 2002 in return for (1) Scios reimbursing us for the operating profit that we would have earned between December 31, 2002 and the first date on which Scios would have been permitted to hire the sales force under the contract terms and (2) advancing from May 31, 2003 to December 31, 2002, our ability to exercise the remaining unexercisable warrants. The early settlement of our service obligation resulted in an accelerated recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. For the year ended December 31, 2002, approximately 55.5% of our commercial rights and royalties revenues was attributable to the contracts with Scios and Kos, approximately 17.2% was attributable to the risk sharing contract in Europe, approximately 20.3% was attributable to the suite of dermatology products and the remaining 7.0% was attributable to miscellaneous contracts and activities.

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

	Total Net Revenues			Contribution

					% of Net		% of Net
	2002	2001	Growth %	2002	Revenues	2001	Revenues

Product development	$944.9	$913.9	3.4%	$477.5	50.5%	$438.4	48.0%
Commercial services	558.0	634.9	(12.1)	207.7	37.2	197.5	31.1
PharmaBio Development	124.1	26.4	370.0	17.6	14.2	(2.3)	(8.8)
Informatics	20.3	58.2	(65.0)	8.0	39.4	27.2	46.7
Eliminations	(54.5)	(12.9)	—	—	—	—	—

	$1,592.8	$1,620.5	(1.7%)	$710.8	44.6%	$660.7	40.8%

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

	2001	2000

Service revenues	$1,857,509	$1,860,316
Less: reimbursed service costs	263,429	210,588

Net service revenues	1,594,080	1,649,728
Commercial rights and royalties	25,792	10,182
Investments	611	579

Total net revenues	$1,620,483	$1,660,489

•	Service revenues were $1.86 billion for 2001 compared to $1.86 billion for 2000. Net service revenues for 2001 were $1.59 billion, a decrease of $55.6 million or (3.4%) over net service revenues of $1.65 billion in 2000. However, there was a negative impact of approximately $49.0 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro, other European currencies and the Japanese yen combined with the effects of the devaluation of several currencies including the South African Rand. Net service revenues for the commercial services group decreased $113.6 million or (15.2%) as a result of large contracts that were terminated or converted in-house by our customers instead of being renewed. The decrease was partially offset by an increase of approximately $11.7 million from our Phase I development services and an increase of approximately $76.6 million from our clinical development services, primarily Phase II and III services. Net service revenues increased in the Asia Pacific region $44.0 million or 36.7% to $163.8 million but decreased $116.7 million or (12.2%) to $839.5 million in the Americas region primarily resulting from the decline in the commercial services segment. Net service revenues in the Europe and Africa region increased $20.3 million or 3.5% to $601.8 million.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2001 were $25.8 million, an increase of $15.6 million over 2000 commercial rights and royalties revenues of $10.2 million. The increase was primarily attributable to the contract with Scios which was operational by the third quarter of 2001.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity investments and impairments from other than temporary declines in the fair values of our direct and indirect investments, for 2001 were $611,000 versus $579,000 for 2000. Included in 2001 and 2000 are $14.0 million and $5.5 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

          Costs of revenues were $1.32 billion for 2001 versus $1.30 billion in 2000. Below is a summary of these costs (in thousands):

	2001	2000

Reimbursed service costs	$263,429	$210,588
Service costs	931,029	986,343
Commercial rights and royalties costs	26,800	9,441
Investment costs	1,914	—
Depreciation and amortization	95,095	91,242

	$1,318,267	$1,297,614

•	Reimbursed service costs were $263.4 million and $210.6 million for 2001 and 2000, respectively.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $931.0 million or 58.4% of 2001 net service revenues versus $986.3 million or 59.8% of 2000 net service revenues. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $26.8 million for 2001 versus $9.4 million for 2000. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $12.9 million for 2001.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $1.9 million in 2001, the initial year of the group’s operations.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $95.1 million for 2001 versus $91.2 million for 2000. Depreciation expense increased $4.2 million due to the increase in our capitalized asset base while amortization expense decreased $300,000 primarily as a result of the write-off of goodwill.

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

	Total Net Revenues			Contribution

					% of Net		% of Net
	2001	2000	Growth %	2001	Revenues	2000	Revenues

Product development	$913.9	$841.5	8.6%	$438.4	48.0%	$382.6	45.5%
Commercial services	634.9	748.5	(15.2)	197.4	31.1	247.6	33.1
PharmaBio Development	26.4	10.8	145.4	(2.3)	(8.8)	1.3	12.3
Informatics	58.2	59.7	(2.6)	27.2	46.7	33.2	55.7
Eliminations	(12.9)	—	—	—	—	—	—

	$1,620.5	$1,660.5	(3.4%)	$660.7	40.8%	$664.7	40.0%

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

          During 2002, cash used for the acquisition of commercial rights was $88.3 million versus $26.7 million for 2001. The 2002 commercial rights included $70.0 million in payments under our agreement with Eli Lilly and Company. Also in 2002, we acquired certain assets of Bioglan Pharma, Inc., including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million. In 2001, we acquired the rights to market for 14 years in the United States, Canada and Mexico SkyePharma’s Solaraze™, a treatment of actinic keratosis, for $26.7 million.

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

          We have also additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied over approximately the same time period, then we estimate these commitments to be a minimum of approximately $115-140 million per year for a period of five to six years, subject to certain limitations and varying time periods.

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

          The proposed merger described in the “Overview” calls for the use of a large portion of our existing cash as part of the financing for the transaction. In addition, the proposed merger calls for substantial debt financing and after the merger, assuming its completion, much of our available cash would be used to service the debt incurred in the merger.

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

          Certain of our commercial rights and royalty contracts provide for us to receive minimum guaranteed payments. These contracts usually contain multiple elements which include payments being made to the customer, as well as payments being received by us from the customer. We account for the contracts as a single contract taking into account the net cash flows we receive. We recognize revenue over the related service period of the contract based on the net present value of the guaranteed payments. As revenues are recognized and payments are made between the customer and us, we record an asset, which represents the obligation owed to us by the customer. Milestone payments, which we make to the customer, are amortized as a reduction to revenue over the service period of the contract. We also impute interest on the asset balance and record interest income as the contract progresses. We will fully realize the asset balance when we receive the guaranteed minimum level of cash flows. We recognize revenues in excess of the guaranteed minimums as they are earned. The inherent subjectivity of determining the net present values of the guaranteed payments could have a significant impact on the revenues recognized in any period.

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

Foreign Currency Exchange Rates

          Approximately 56.4%, 49.7% and 44.0% of our total net revenue for the years ended December 31, 2002, 2001, and 2000, respectively, was derived from our operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($18.4) million at December 31, 2002 as compared to ($60.6) million at December 31, 2001.

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

          From time to time the Staff of the United States Securities and Exchange Commission communicates its interpretations of accounting rules and regulations. The manner by which these views are communicated varies by topic. While these communications represent the views of the Staff, they do not carry the authority of law or regulation. Nonetheless, the practical effect of these communications is that changes in the Staff’s views from time to time can impact the accounting and reporting policies of public companies, like ours.

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

          In contributing our former informatics business to Verispan, we assigned certain contracts to Verispan. Verispan has agreed to indemnify us against any liabilities we may incur in connection with these contracts after contributing them to Verispan, but we still may be held liable under the contracts to the extent Verispan is unable to satisfy its obligations, either under the contracts or to us.

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

          In addition to supervising tests or performing laboratory analysis, we also own a number of facilities where Phase I clinical trials are conducted. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug’s basic safety. We also could be liable for the general risks associated with ownership of such a facility. These risks include, but are not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers.

          We also provide limited clinical trial packaging services. We could be held liable for any problems that result from the trial drugs we package, including any quality control problems in our packaging facilities. For example, accounting for drug samples that contain controlled substances is subject to regulation by the United States Drug Enforcement Administration, or the DEA. For example, some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs. Though we provided a corrected accounting of these drugs to the DEA and no audit report or action has been taken, the DEA could pursue one or more courses of action, including a re-audit of the facility, the assessment of civil fines, or in extreme cases, criminal penalties.

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

          If we were unable to submit electronic records to the United States Food and Drug Administration, also referred to as the FDA, which meet the requirements of FDA regulations, this may adversely affect our customers when they submit the data concerned to the FDA in support of an application for approval of a product. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule” (“Part 11”) in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. If we are unable to achieve this objective, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Our proposed transaction with Pharma Services is subject to uncertainties.

          Our proposed transaction with Pharma Services is subject to customary conditions, including regulatory and shareholder approval, and Pharma Services’ completion of its committed financing. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed and our public shareholders would not receive $14.50 per share in cash. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where we receive an acquisition proposal from a third party that our board believes is more favorable to our shareholders than the Pharma Services transaction (after following specific procedures described in our merger agreement with Pharma Services). If the merger agreement is terminated, the proposed transaction would not be completed, our public shareholders would not receive $14.50 per share in cash and, in certain circumstances, we could be required to pay Pharma Services a termination fee of $52 million, as well as reimburse its costs, fees and expenses up to $5 million. If the merger is not completed, our common stock would continue to trade on the Nasdaq National Market, however, the value of our stock could decline substantially below the $14.50 per share consideration in the merger. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the third quarter of 2003. The closing of the proposed transaction could be delayed beyond the third quarter of 2003 due to many factors, including factors beyond the control of either party. In addition, we may not prevail in pending litigation regarding Pharma Services’ proposal to acquire us. An injunction or other adverse outcome in that litigation could have a material adverse effect on our financial condition, regardless of whether the merger is completed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is certain information with respect to each director of the Company. Information with respect to executive officers of the Company is included under Part I of this Annual Report on Form 10-K. There are no family relationships between any of the executive officers or directors of the Company.

			First Year
			Elected
Name	Position With Company	Age	Director

Robert C. Bishop, Ph.D. (1)(2)(3)(5)(6)	Director	60	1994
Arthur M. Pappas (1)(4)	Director	55	1994
E.G.F. Brown (1)(2)	Director	58	1998
Vaughn D. Bryson (1)(2)(4)(5)	Director	64	1997
Pamela J. Kirby, Ph.D.	Chief Executive Officer and Director	49	2002
William L. Roper, M.D., MPH (1)(4)	Director	54	2002
Dennis B. Gillings, Ph.D. (1)	Chairman	58	1982
Chester W. Douglass, DMD, Ph.D. (1)(3)(4)	Director	62	1983
Virginia V. Weldon, M.D. (1)(3)(5)(6)	Director	67	1997

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Human Resources and Compensation Committee

(4)	Member of Quality Committee

(5)	Member of Special Committee

(6)	Member of an ad hoc committee formed during 2002

          Robert C. Bishop, Ph.D. has served as a Director since April 1994. Since June 1999, Dr. Bishop has served as Chairman of the Board and Chief Executive Officer for AutoImmune Inc., a biotechnology company. From May 1992 to December 1999, Dr. Bishop served as President and Director of AutoImmune Inc. Dr. Bishop serves as a director of Millipore Corporation, a multinational company that applies its purification technology to research and manufacturing applications in the biopharmaceutical industry; Caliper Technologies Corporation, a company developing microfluidic analytical systems for healthcare applications; he serves as a director of Optiobionics Corporation, a company developing ophthalmological devices; and he serves as a Member of the Board of Trustees/Managers for the MFS/Sun Life Series Trust and Compass Accounts at MFS Investment Management.

           E. G. F. Brown has served as a Director since January 1998. Mr. Brown is currently an independent director of Vantec Corporation, a Japanese logistics business, Keller plc, a global construction company, and CH Jones, Ltd, a holding company focused on Information Technology. His previous appointments include Chairman - Mainland Europe of Tibbett & Britten Group plc, an international logistics service provider, Executive Director of T.D.G. plc, a European logistics company, Operations Director of Exel plc, a global logistics company and independent director of Datrontech PLC, a distributor of personal computer components.

          Vaughn D. Bryson has served as a Director since March 1997. Currently, Mr. Bryson is President of Life Science Advisors, LLC, a consulting firm. Mr. Bryson is also President and founder of Clinical Products, Inc., a medical foods company. Previously he served as President and Chief Executive Officer of Eli Lilly and Company, a pharmaceutical company, and also as a member of its Board of Directors. Mr. Bryson is a director of Amylin Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., AtheroGenics, Inc. and Chiron Corporation.

          Chester W. Douglass, DMD, Ph.D. has served as a Director since 1983. Dr. Douglass has served as Professor and Chairman of the Department of Oral Health Policy and Epidemiology, Harvard University School of Dental Medicine and Professor, Department of Epidemiology, Harvard University School of Public Health since 1989. Previous to that time, Dr. Douglass served in academic appointments in the School of Public Health and School of Dentistry at the University of North Carolina at Chapel Hill from 1971-1978.

          Dennis B. Gillings, Ph.D. founded the Company in 1982 and has served as Chairman of the Board of Directors since its inception and as Chief Executive Officer from its inception until April 2001.

          Pamela J. Kirby, Ph.D. has served as a Director since May 2002 and became the Company’s Chief Executive Officer in April 2001. Previously, she served as Head of Global Strategic Marketing and Business Development of the Pharmaceuticals Division of F. Hoffmann-La Roche Ltd., a healthcare company in Basel, Switzerland. Dr. Kirby served from September 1996 until September 1998 as global commercial director with British Biotech plc, a drug development company. Dr. Kirby is a director of Smith & Nephew plc.

          Arthur M. Pappas has served as a Director since September 1994. Mr. Pappas is Chairman and Chief Executive Officer of A. M. Pappas & Associates, LLC, an international advisory services and investment company that works with life science companies, products and related technologies. Mr. Pappas is a director of AtheroGenics, Inc., a biopharmaceutical company focused on research and development of genes that regulate atherosclerosis and cancer. He is also a director of three privately-held companies.

          William L. Roper, M.D., MPH has served as Director since May 2002. Dr. Roper has served as the dean of the School of Public Health at the University of North Carolina at Chapel Hill, professor of health policy and administration in the School of Public Health and professor of pediatrics in the School of Medicine since May 1997. From August 1993 to May 1997, Dr. Roper served in a variety of capacities with the Prudential Insurance Company of America, including Senior Vice President for Medical Management. Dr. Roper is a director of Luminex Corporation, a research and development company specializing in biological testing technologies with applications throughout the life sciences industry, and DaVita Inc., a provider of dialysis services for patients suffering from chronic kidney failure.

          Virginia V. Weldon, M.D. has served as a Director since November 1997. Dr. Weldon served as Senior Vice President, Public Policy, Monsanto Company, an agro-chemicals and biotechnology (life sciences) company, from March 1989 until her retirement in March 1998. Prior to 1989, Dr. Weldon was

Professor of Pediatrics and Deputy Vice Chancellor for Medical Affairs at Washington University School of Medicine. Dr. Weldon is a director of CPI Corp., a consumer services entity focusing on portrait photography. Dr. Weldon also served as a Member of the Board of GenAmerica Corporation, a mutual insurance company, which is now a subsidiary of MetLife.

Section 16(a)
Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and Directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2002, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and greater-than-10% shareholders were fulfilled during 2002 in a timely manner. No Forms 5 were required to be filed with respect to fiscal year 2002; however, due to an administrative error, the Form 5 with respect to fiscal year 2001 for Pamela J. Kirby was inadvertently filed late.

ITEM 11. EXECUTIVE COMPENSATION

          The following tables show annual and long-term compensation paid or accrued by the Company for services rendered for the fiscal years indicated by the Company’s Chief Executive Officer and the next three most highly compensated executive officers whose total salary and bonus exceeded $100,000 individually during the year ended December 31, 2002 (collectively, the “named executive officers”).

Summary Compensation Table

							Long Term
		Annual Compensation					Compensation

							No. Of
							Securities
Name and						Other Annual	Underlying		All Other
Principal Position	Year	Salary		Bonus		Compensation	Options		Compensation

Dennis B. Gillings (1)	2002	$600,000	(2)	$80,067		$(3)	339,733	(4)	$847,422	(5)
Chairman	2001	600,000	(6)	31,875	(7)	(3)	372,323	(8)	724,318	(9)
	2000	600,000	(10)	—		(3)	553,403	(11)	604,027	(12)

Pamela J. Kirby	2002	$570,625		$63,463	(13)	$(3)	237,813		$1,413	(14)
Chief Executive Officer	2001	412,047	(15)	24,063	(16)	(3)	1,127,703	(17)	1,342	(18)

James L. Bierman	2002	$365,750		$65,956		$(3)	144,387		$5,782	(19)
Executive Vice President	2001	368,749		12,031		(3)	106,470	(20)	9,332	(21)
And Chief Financial Officer	2000	261,252		—		(3)	427,726	(22)	4,765	(23)

John S. Russell	2002	$283,250	(24)	$24,694		$(3)	142,743		$9,663	(25)
Executive Vice President	2001	271,248	(26)	9,453	(27)	(3)	95,800	(28)	9,332	(29)
And General Counsel, Head	2000	247,503	(30)	—		(3)	154,226	(31)	7,279	(32)
Global Human Resources

(1)	Dr. Gillings resigned as Chief Executive Officer effective April 2, 2001 and retained the office of Chairman.

(2)	Includes $540,000 deferred during 2002 pursuant to the Company’s Elective Deferred Compensation Plan.

(3)	Perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of salary and bonus compensation for the named executive officer.

(4)	In 2002, with the use of his own plane, Dr. Gillings provided extensive business-related travel services for himself and other Company employees. The Human Resources and Compensation Committee approved reimbursing Dr. Gillings for these services by authorizing cash payments up to approximately $1.4 million, which is in addition to the amounts shown in this table. The Company also granted options to Dr. Gillings with an aggregate Black-Scholes value of approximately $1.4 million in quarterly installments with an exercise price on March 31, 2002 of $17.75 per share; on June 15, 2002 of $13.09 per share; on September 16, 2002 of $9.76 per share; and on December 16, 2002 of $12.11 per share. These options to purchase 190,250 shares are not included in the table as they were not treated as long-term compensation. (see “Certain Relationships and Related Transactions” for additional information).

(5)	Includes contributions to the Company’s 401(k) Plan on behalf of Dr. Gillings in the amount of $1,688, the estimated value of forfeitures allocated by the ESOP on behalf of Dr. Gillings in the amount of $158, the present value of the benefit to Dr. Gillings of the premiums the Company paid under a split-dollar life insurance arrangement in the amount of $843,255 (see “Employment Agreements” below for a description of this arrangement), and other life insurance premiums that the Company paid in the amount of $2,321.

(6)	Includes $540,000 deferred during 2001 pursuant to the Company’s Elective Deferred Compensation Plan.

(7)	Includes $31,875 relating to bonus payable for 2001 deferred during 2002 pursuant to the Company’s Elective Deferred Compensation Plan.

(8)	Includes 8,281 shares subject to options granted pursuant to the 2001 bonus. In 2001, with the use of his own plane, Dr. Gillings provided extensive business-related travel services for himself and other Company employees. The Human Resources and Compensation Committee approved reimbursing Dr. Gillings for these services by authorizing cash payments up to $1.4 million, which is in addition to the amounts shown in this table. The Company also granted options to Dr. Gillings with an aggregate Black-Scholes value of $1.4 million in quarterly installments with an exercise price on March 31, 2001 of $18.875 per share; on June 30, 2001 of $25.25 per share; on September 30, 2001 of $14.60 per share; and on December 31, 2001 of $16.05 per share. These options are included in the table as long-term compensation.

(9)	Includes contributions to the Company’s 401(k) Plan on behalf of Dr. Gillings in the amount of $2,700, the estimated value of forfeitures allocated by the ESOP on behalf of Dr. Gillings in the amount of $869 and interest in the amount of $1,228, the present value of the benefit to Dr. Gillings of the premiums the Company paid under a split-dollar life insurance arrangement in the amount of $717,199 (see “Employment Agreements” below for a description of this arrangement), and other life insurance premiums that the Company paid in the amount of $2,322.

(10)	Includes $300,000 deferred during 2000 pursuant to the Company’s Elective Deferred Compensation Plan.

(11)	Includes 166,708 shares subject to options granted pursuant to the 2000 bonus. In 2000, with the use of his own plane, Dr. Gillings provided extensive business-related travel services for himself and other Company employees. The Compensation Committee approved reimbursing Dr. Gillings for these services by authorizing cash payments up to $1.4 million, which is in addition to the amounts shown in this table. The Company also granted options to Dr. Gillings with a Black-Scholes value of $1.4 million at an exercise price of $13.44 per share. These options are included in the table as long-term compensation.

(12)	Includes contributions to the Company’s 401(k) Plan on behalf of Dr. Gillings in the amount of $2,550, the estimated value of contributions made to the ESOP on Dr. Gillings’ behalf in the amount of $4,063, the present value of the benefit to Dr. Gillings of the premiums the Company paid under a split-dollar life insurance arrangement in the amount of $591,480 (see “Employment Agreements” below for a description of this arrangement), and other life insurance premiums that the Company paid in the amount of $5,934.

(13)	Includes $62,543 relating to bonus payable for 2002 deferred during 2003 pursuant to the Company’s Elective Deferred Compensation Plan.

(14)	Includes other life insurance premiums that the Company paid in the amount of $810 and the estimated value of forfeitures allocated by the ESOP on behalf of Dr. Kirby in the amount of $603.

(15)	Dr. Kirby became Chief Executive Officer effective as of April 2, 2001.

(16)	Includes $24,063 relating to bonus payable for 2001 deferred during 2002 pursuant to the Company’s Elective Deferred Compensation Plan.

(17)	Includes 3,126 shares subject to options granted pursuant to the 2001 bonus.

(18)	Includes other life insurance premiums that the Company paid in the amount of $473 and the estimated value of forfeitures allocated by the ESOP on behalf of Dr. Kirby in the amount of $869.

(19)	Includes $3,938 in contributions to the Company’s 401(k) Plan on behalf of Mr. Bierman. Includes $1,242, which represents the value of life insurance premiums paid in 2002 and the estimated value of forfeitures allocated by the ESOP on behalf of Mr. Bierman in the amount of $602.

(20)	Includes 3,126 shares subject to options granted pursuant to the 2001 bonus.

(21)	Includes $7,650 in contributions to the Company’s 401(k) Plan on behalf of Mr. Bierman. Includes $810, which represents the value of life insurance premiums paid in 2001 and the estimated value of forfeitures allocated by the ESOP on behalf of Mr. Bierman in the amount of $869 and interest in the amount of $3.

(22)	Includes 598 shares subject to options granted pursuant to the 2000 bonus.

(23)	Includes $4,063, which represents the estimated value of contributions made to the ESOP on behalf of Mr. Bierman and $702 representing the value of life insurance premiums paid in 2000.

(24)	Includes $28,325 deferred during 2002 pursuant to the Company’s Elective Deferred Compensation Plan.

(25)	Includes $8,250 in contributions to the Company’s 401(k) Plan on behalf of Mr. Russell, $810 representing the value of life insurance premiums paid in 2002 and the estimated value of forfeitures allocated by the ESOP on behalf of Mr. Russell in the amount of $603.

(26)	Includes $27,125 deferred during 2001 pursuant to the Company’s Elective Deferred Compensation Plan.

(27)	Includes $945 relating to bonus payable for 2001 deferred during 2002 pursuant to the Company’s Elective Deferred Compensation Plan.

(28)	Includes 2,456 shares subject to options granted pursuant to the 2001 bonus.

(29)	Includes $7,650 in contributions to the Company’s 401(k) Plan on behalf of Mr. Russell, $810 representing the value of life insurance premiums paid in 2001 and the estimated value of forfeitures allocated by the ESOP on behalf of Mr. Russell in the amount of $869 and interest in the amount of $3.

(30)	Includes $24,750 deferred during 2000 pursuant to the Company’s Elective Deferred Compensation Plan.

(31)	Includes 567 shares subject to options granted pursuant to the 2000 bonus.

(32)	Includes $2,550 in contributions to the Company’s 401(k) Plan on behalf of Mr. Russell, $4,063, which represents the estimated value of contributions made to the ESOP on behalf of Mr. Russell and $666 representing the value of life insurance premiums paid in 2000.

Option Grants In Last Fiscal Year

          The following table reflects the stock options granted during the past fiscal year to the named executive officers pursuant to the Company’s 2002 Stock Option Plan, Equity Compensation Plan and Nonqualified Stock Option Plan. No stock appreciation rights were granted to the named executive officers during 2002. Unless otherwise noted, all options expire 10 years from the date of grant or, if sooner, three months after termination of employment, unless employment is terminated because of: (1) death or disability, in which case the options expire one year after the date of such termination; (2) retirement, as determined by the administrator of the Plan, in which case the options expire 10 years after such termination, if the holder has agreed to a non-compete (otherwise, the options expire one year after such termination); or (3) termination as a result of a Special Program, as determined by the administrator of the Plan, in which case the options granted prior to August 1, 2002, expire three years after the date of such termination and the options granted on or after August 1, 2002 expire one year after the date of termination; however, in no event will options expire later than their original 10-year term.

						Potential Realizable Value
						at Assumed Annual Rates
						of Stock Price
						Appreciation for Option
	Individual Grants					Term(1)

			Percent of Total
	Number of Securities		Options Granted to	Exercise or Base
	Underlying Options		Employees in Fiscal	Price Per Share	Expiration
Name	Granted		Year (2)	($)	Date	5% ($)	10% ($)

Dennis B. Gillings	32,930	(3)	0.5%	17.75	03/31/2012	367,594	931,554
	58,804	(4)	0.8%	17.75	03/31/2012	656,422	1,663,502
	44,909	(5)	0.6%	13.09	06/15/2012	369,701	936,896
	80,195	(6)	1.1%	13.09	06/15/2012	660,184	1,673,035
	62,544	(7)	0.9%	9.76	09/16/2012	383,896	972,867
	111,685	(8)	1.6%	9.76	09/16/2012	685,524	1,737,252
	49,867	(9)	0.7%	12.11	12/16/2012	379,783	962,444
	89,049	(10)	1.2%	12.11	12/16/2012	678,190	1,718,665

Pamela J. Kirby	41,163	(4)	0.6%	17.75	03/31/2012	459,498	1,164,457
	56,137	(6)	0.8%	13.09	06/15/2012	462,133	1,171,135
	78,179	(8)	1.1%	9.76	09/16/2012	479,864	1,216,069
	62,334	(10)	0.9%	12.11	12/16/2012	474,730	1,203,060

James L. Bierman	23,522	(4)	0.3%	17.75	03/31/2012	262,573	665,412
	8,493	(11)	0.1%	14.20	05/06/2012	75,845	192,206
	32,078	(6)	0.4%	13.09	06/15/2012	264,073	669,214
	44,674	(8)	0.6%	9.76	09/16/2012	274,210	694,901
	35,620	(10)	0.5%	12.11	12/16/2012	271,279	687,474

						Potential Realizable Value
						at Assumed Annual Rates
						of Stock Price
						Appreciation for Option
	Individual Grants					Term(1)

			Percent of Total
	Number of Securities		Options Granted to	Exercise or Base
	Underlying Options		Employees in Fiscal	Price Per Share	Expiration
Name	Granted		Year (2)	($)	Date	5% ($)	10% ($)

John S. Russell	23,522	(4)	0.3%	17.75	03/31/2012	262,573	665,412
	6,849	(11)	0.1%	14.20	05/06/2012	61,164	155,001
	32,078	(6)	0.4%	13.09	06/15/2012	264,073	669,214
	44,674	(8)	0.6%	9.76	09/16/2012	274,210	694,901
	35,620	(10)	0.5%	12.11	12/16/2012	271,279	687,474

(1)	Potential realizable value of each grant is calculated assuming that market price of the underlying security appreciates at annualized rates of 5% and 10%, respectively, over the respective term of the grant. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Common Stock increasing to $28.91 and $46.04 per share, respectively, for the options expiring March 31, 2012, $23.13 and $36.83 per share, respectively, for the options expiring May 6, 2012, $21.32 and $33.95 per share, respectively, for the options expiring June 15, 2012, $15.90 and $25.31 per share, respectively, for the options expiring September 16, 2012, and $19.73 and $31.41 per share, respectively, for the options expiring December 16, 2012.

(2)	Options to purchase an aggregate of 7,196,710 shares were granted to employees during 2002.

(3)	Nonqualified stock options granted March 31, 2002. Shares subject to the options granted vest immediately.

(4)	Nonqualified stock options granted March 31, 2002. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on March 31 of each year beginning March 31, 2003.

(5)	Nonqualified stock options granted June 15, 2002. Shares subject to the options granted vest immediately.

(6)	Nonqualified stock options granted June 15, 2002. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on June 15 of each year beginning June 15, 2003.

(7)	Nonqualified stock options granted September 16, 2002. Shares subject to the options granted vest immediately.

(8)	Nonqualified stock options granted September 16, 2002. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on September 16 of each year beginning September 16, 2003.

(9)	Nonqualified stock options granted December 16, 2002. Shares subject to the options granted vest immediately.

(10)	Nonqualified stock options granted December 16, 2002. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on December 16 of each year beginning December 16, 2003.

(11)	Nonqualified stock options granted May 6, 2002. Shares subject to the options granted vest over the next four years, with 25% of such shares vesting on May 6 of each year beginning May 6, 2003.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

          The following table provides information about the stock options exercised by the named executive officers during the year ended December 31, 2002 and held by them as of that date.

			Number of Securities Underlying		Value of Unexercised In-the
			Unexercised		Money Options
			Options at FY-End		at FY-End (1)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable($)

Dennis B. Gillings	—	—	1,022,451	703,679	146,352.96	261,342.90
Pamela J. Kirby	—	—	284,271	1,081,245	0.00	182,938.86
James L. Bierman	—	—	382,487	358,776	0.00	104,537.16
John S. Russell	—	—	172,252	280,257	0.00	104,537.16

(1)	The value of the options is based upon the difference between the exercise price and the closing price per share on December 31, 2002, $12.10.

Director Compensation

          Each non-officer Director receives annually a grant of stock options valued at $100,000 with the number of options determined in accordance with the Black-Scholes method. In addition, except as otherwise indicated below, each non-officer Director receives (1) an annual retainer of $24,000; (2) $1,000 for each Board meeting attended in person or by teleconference; and (3) $500 for each committee meeting attended in person or by teleconference, each paid quarterly in cash. Committee chairs also receive an extra $5,000 per year in compensation for their additional responsibilities. Beginning in 2002, each member of the Audit Committee received an additional $1,250 quarterly in light of increased responsibilities in the current public company environment. Each member of an ad hoc committee, formed during 2002, received $5,000. During 2002 each member of the Special Committee received $50,000 and the chair of the Special Committee received an additional $25,000. For so long as the Special Committee operates during 2003 each member of the Special Committee will receive $16,667 per month and the chair of the Special Committee will receive an additional $8,333 per month. The Company reimburses each non-officer Director for out-of-pocket expenses incurred in connection with the rendering of services as a Director. Some additional financial relationships with Directors are described in “Certain Relationships and Related Transactions.”

Employment Agreements

          The Company has entered into employment agreements with Dr. Gillings, Dr. Kirby, Mr. Bierman and Mr. Russell. The named executive officers are eligible to participate in any bonus, stock option, pension, insurance, medical, dental, 401(k), disability and other plans generally made available to the Company’s executives.

          The employment agreement for Dr. Gillings extends for three years from February 22, 1994 and automatically renews for additional and successive one-year terms unless either party provides 90 days’ notice of intent to terminate prior to the expiration of the then-current term. This agreement was amended on October 26, 1999 to provide more detailed change in control provisions. The agreement terminates upon Dr. Gillings’ death, upon notice by the Company if Dr. Gillings becomes permanently disabled, upon notice by the Company for cause, upon notice by Dr. Gillings in the event of a change in control, as defined in his employment agreement (provided Dr. Gillings terminates his employment within 18 months following such change in control), upon notice by Dr. Gillings in the event of the Company’s material breach or improper termination of the employment agreement and upon notice by Dr. Gillings if

Dr. Gillings is not elected as Executive Chairman of the Company. The agreement provides for severance payments and continuation of benefits in the event Dr. Gillings’ termination is for permanent disability, change in control, breach or improper termination by the Company, or for a change in position. In the event of termination by Dr. Gillings due to permanent disability, breach or improper termination by the Company or for a change in position, the Company must pay Dr. Gillings or his estate or beneficiaries his full base salary then in effect and other benefits under the agreement for the lesser of three years or the term of the non-compete covenant provided in the agreement. In the event that Dr. Gillings terminates his employment or is terminated by the Company without cause within 18 months following a change in control, the Company must make a severance payment equal to 2.99 times the amount of Dr. Gillings’ base salary and executive compensation plan benefits for the year of termination, continue his other benefit plans for 18 months and make a lump sum payment of any amounts held by Dr. Gillings in any of the Company’s retirement plans. In addition, upon a change in control, all options held by Dr. Gillings will become fully vested and exercisable. The Company is not obligated to make any additional payments or provide benefits to Dr. Gillings if the termination is for cause. The agreement includes a three year (or such lesser period as the Board determines, but in no event less than one year) non-compete provision pursuant to which Dr. Gillings cannot compete with the Company in any geographic area in which it does business and cannot solicit or interfere with the Company’s relationship with any person or entity doing business with the Company, or offer employment to any person employed by the Company in the one year period prior to Dr. Gillings’ termination of employment. The agreement prohibits disclosure of any confidential information acquired during the period of employment with the Company.

          The Company entered into split-dollar life insurance agreements as of May 16, 1996 with certain trusts created by Dr. Gillings, pursuant to which the Company and the trusts will share in the premium costs of certain variable and whole life insurance policies that pay an aggregate death benefit to the trusts upon the death of Dr. Gillings or his wife, Joan Gillings, whichever occurs later. The trusts pay premiums on the policies as if each policy were a one-year term life policy, and the Company pays the remaining premiums. The Company may cause this arrangement to be terminated at any time upon 30 days’ notice. Upon termination of the arrangement, surrender of a policy, or payment of the death benefit under a policy, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company thereunder, with all remaining amounts going to the trust. Upon any surrender of a policy, the liability of the related trust to the Company is limited to the cash value of the policy. See footnotes (5), (9) and (12) to the “Summary Compensation Table” above for additional information on premium payments made by the Company under the policies.

          The employment agreement for Dr. Kirby extends for two years from April 2, 2001 and automatically renews for additional and successive one-year terms unless either party provides 90 days’ notice of intent to terminate prior to the expiration of the then-current term. Either party may terminate the employment relationship without cause at any time upon 90 days’ written notice. The Company may terminate the agreement without written notice at any time for the following reasons which constitute “cause” under the agreement: Dr. Kirby’s death; Dr. Kirby’s physical or mental inability to perform her duties for a specified period of time; any act or omission by Dr. Kirby constituting willful or gross misconduct, gross negligence, fraud, misappropriation, embezzlement, criminal behavior, conflict of interest or competitive business activities or any other actions that are materially detrimental to the Company or any of its affiliates’ interests; any other reason recognized as “cause” under applicable law; or any uncured material and fundamental breach of the agreement by Dr. Kirby. Dr. Kirby may terminate the agreement upon written notice in the event of the Company’s material breach or within 18 months of a change in control, as defined in her employment agreement, whether or not for “good reason,” as defined in the agreement. “Good reason” includes, without limitation: (1) if within 18 months of a change in control, Dr. Kirby is not elected as Chief Executive Officer of the Company, (2) if there is a reduction in Dr. Kirby’s base salary and (3) if Dr. Kirby’s employment base is moved any place outside a thirty (30) mile radius from her principal place of residence. In the event Dr. Kirby’s employment is not renewed by the Company or if she is terminated by the Company without cause, the agreement provides for severance payments equal to Dr. Kirby’s monthly base salary then in effect for the 24 month term of the non-compete covenant provided in the agreement and continuation of benefits. In the event that Dr. Kirby terminates her employment, whether or not for good reason, or is terminated by the Company without cause within 18 months following a change in control, the Company must make a severance payment equal to 2.99 times the amount of Dr. Kirby’s base salary and executive compensation plan benefits for the year of termination, continue her other benefit plans for 18 months and make a lump sum payment of any amounts held by Dr. Kirby in any of the Company’s retirement plans. In addition, upon a change in control, all options held by Dr. Kirby will become fully vested and exercisable and will remain exercisable until the later of the expiration of the applicable exercise period or three (3) years following the date of termination (but in no event later than the expiration of the original 10-year term of the options). In the event that Dr. Kirby terminates her employment as a result of an uncured material breach of the agreement by the Company, in addition to any other damages or other relief to which she may otherwise be entitled, the Company must make a liquidated damage payment equal to Dr. Kirby’s then current monthly salary for the non-competition period set forth in the agreement. The Company is not obligated to make any additional payments or provide additional benefits to Dr. Kirby if the termination is for cause. The agreement includes a 24 month non-compete provision pursuant to which Dr. Kirby cannot compete with the Company in any geographic area in which it does business and cannot solicit or interfere with the Company’s relationship with any person or entity doing business with the Company, or offer employment to any person employed by the Company in the one year period prior to Dr. Kirby’s termination of employment. The agreement prohibits disclosure of any confidential information acquired during the period of employment with the Company.

          Mr. Bierman’s employment agreement, dated June 16, 1998, may be terminated by either party with 90 days written notice. This employment agreement was amended on March 31, 2003 to revise the change in control provisions. Either party may terminate the employment relationship without cause at any time upon 90 days’ written notice. The Company may terminate this agreement without notice upon Mr. Bierman’s death, his physical or mental inability to perform his duties for a period of 180 days, his material breach or his acts or omissions that are materially harmful to the Company’s interest. Mr. Bierman may terminate the agreement if the Company fails to cure its material breach of the agreement within 30 days of receiving notice of the breach from him or within 18 months of a change in control, as defined in his employment agreement. Mr. Bierman is entitled to severance payments for 12 months following termination if the Company terminates the agreement for non-renewal or without cause, in which case he is also entitled to continuation of benefits, or if Mr. Bierman terminates the agreement for the Company’s failure to cure its material breach, in each instance subject to his compliance with the noncompete, confidentiality, intellectual property and release provisions of the agreement. In the event that Mr. Bierman terminates his employment or is terminated by the Company for any reason other than a reason for which the Company may terminate without notice (as described above), in either case within 18 months following a change in control, as defined in the agreement, the Company must make a severance payment equal to 2.99 times the amount of Mr. Bierman’s base salary and executive compensation plan benefits for the year of his termination, continue his other benefit plans for 18 months and make a lump sum payment of any amounts held by Mr. Bierman in any of the Company’s retirement plans. In addition, upon a change in control, all options held by Mr. Bierman will become fully vested and exercisable. The agreement includes a one year non-compete provision and prohibits Mr. Bierman from soliciting or interfering with the Company’s relationship with any person doing business with the Company or offering employment to any person employed by the Company in the one year period prior to termination of Mr. Bierman’s employment.

          Mr. Russell’s employment agreement, dated December 3, 1998, extends for successive one-year intervals unless terminated by either party with 90 days written notice. This employment agreement was amended on October 26, 1999 to provide more detailed change in control provisions. Either party may terminate the employment relationship without cause at any time upon 90 days’ written notice. The Company may terminate this agreement without notice upon Mr. Russell’s death, his physical or mental inability to perform his duties for a period of 180 days, his material breach, his acts or omissions that are materially harmful to the Company’s interest or any other reason recognized as “cause” under applicable law. Mr. Russell may terminate the agreement if the Company fails to cure its material breach of the agreement within 30 days of receiving notice of the breach from him or within 18 months of a change in control, as defined in his employment agreement, whether or not for “good reason,” as defined in the agreement. “Good reason” includes, without limitation: (1) if within 18 months of a change in control, Mr. Russell’s status, title, position or responsibilities are changed adversely, (2) if there is a reduction in Mr. Russell’s base salary and (3) if Mr. Russell’s employment base is moved any place outside a thirty (30) mile radius from his principal place of residence. Mr. Russell is entitled to severance payments and continuation of benefits during the 12 months following termination if the Company terminates the agreement for non-renewal or without cause or if Mr. Russell terminates the agreement for the Company’s failure to cure its material breach, in each instance subject to his compliance with the noncompete, confidentiality, intellectual property and release provisions of the agreement. In the event that Mr. Russell terminates his employment or is terminated by the Company without cause within 18 months following a change in control, as defined in the agreement, the Company must make a severance payment equal to 2.99 times the amount of Mr. Russell’s base salary and executive compensation plan benefits for the year of termination, continue his other benefit plans for 18 months and make a lump sum payment of any amounts held by Mr. Russell in any of the Company’s retirement plans. In addition, upon a change in control, all options held by Mr. Russell will become fully vested and exercisable. The Company is not obligated to make any additional payments or provide additional benefits to Mr. Russell if the termination is for cause. The agreement includes a one year non-compete provision and prohibits Mr. Russell from soliciting or interfering with the Company’s relationship with any person doing business with the Company or offering employment to any person employed by the Company in the one year period prior to Mr. Russell’s termination of employment.

Special Bonus Arrangements

          The Company has implemented special bonus arrangements for certain groups of employees which permit payment of cash bonuses to employees in the circumstances specified. These arrangements are described below.

          In connection with the Special Committee’s process that commenced in the fall of 2002, the Company established the Special Bonus Plan to provide appropriate incentives to certain of the Company’s executive officers. The Special Bonus Plan, as administered by the Special Committee, provides for two types of bonus structures: Plan I and Plan II. In the event of a sale or other change in control of the Company, Plan I provides for cash bonus payments to certain executive officers of the Company designated by the Special Committee, including Dr. Kirby and Messrs. Bierman and Russell. Pursuant to the terms of Plan I, upon the earlier of June 30, 2003 or the date of a public announcement of a sale or a change in control, 50% of the Plan I bonus pool will be allocated pro rata among the participants in Plan I meeting performance standards set by the Special Committee in proportion to such participant’s 2002 base salary. The remaining funds in the Plan I bonus pool will be allocated among the participants in Plan I as determined by the Special Committee and paid to such participants either (i) upon closing of the sale or change in control transaction, (ii) December 31, 2003 or (iii) if a sale or change in control transaction is announced but is subsequently terminated or abandoned, on the date that is three months after first public announcement of such termination or abandonment. The Plan I bonus pool is equal to 50% of the aggregate of the 2002 base salaries of all participants in Plan I, but in no event will it be less than $1,000,000 nor more than $2,500,000. Plan II provides for cash bonus payments to certain executive officers of the Company designated by the Special Committee who have change in control provisions in their employment agreements with the Company, including Dr. Kirby and Messrs. Bierman and Russell. Pursuant to the terms of Plan II, either (a) on the same date as normal 2003 cash bonuses are paid to participants in Plan II or (b) if a sale or change in control transaction is announced but is subsequently terminated or abandoned, on the date that is three months after first public announcement of such termination or abandonment, 100% of the Plan II bonus pool, equal to $1,500,000, will be allocated among the participants in Plan II as determined by the Special Committee. If a sale or change in control occurs within six months of payment of the Plan II bonus, then any change in control payment otherwise due to an executive pursuant to the terms of such participant’s employment agreement will be reduced by the amount of Plan II bonus paid to such executive. In order to receive payment of an additional bonus under either Plan I or Plan II, each participant must be employed by the Company or a subsidiary of the Company on the applicable payment date. In addition, if absent written consent of the Special Committee, a participant commits to a specific potential bidder in an exclusive or inappropriate manner, as determined by the Special Committee in its sole discretion, such participant will be excluded from participation in either aspect of the Special Bonus Plan.

          In connection with the PharmaBio Development group’s mission to structure innovative partnering solutions, the Company has created a discretionary cash bonus pool designed to link the group’s compensation to its performance and to serve as a retention incentive. The amount of the bonus is discretionary to the Company’s Chairman in relation to the performance of the group. For 2002, the Company accrued aggregate bonus payments of $1.6 million in cash, of which $875,000 was allocated to the top managers of the PharmaBio Development group. While a portion of the amount accrued was paid in 2003, the remainder was accrued for payment during 2004 and 2005, subject to the continued employment of the affected employees.

          The Company also has established an incentive plan for customer relationship management executives in the Product Development group. The plan has two components, including a quarterly commission program and an annual recognition program. The quarterly commission program allows eligible managers to earn commissions on gross contract wins less cancellations, subject to adjustments for change orders. The program is available only with respect to contracts that satisfy certain contribution criteria. Commission rates are established annually. Participating employees who leave the Company forfeit their rights to any commissions earned but unpaid. There is no cap on the amount of payouts that can be earned for over-achieving targets, but senior management must approve any payouts that are due to significant anomalies. In 2002, the Company paid an aggregate of $500,046 in cash commissions under this incentive plan to an aggregate of 47 participants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Management

          The following table provides information, as of March 31, 2003, regarding shares of Common Stock of the Company owned of record or known to the Company to be owned beneficially by each Director, executive officer named in the Summary Compensation Table on page 32 and all current Directors and executive officers as a group. On March 31, 2003, there were 118,283,920 shares of Common Stock outstanding. Except as set forth in the footnotes, each of the shareholders identified in the table below has sole voting and investment power over the shares beneficially owned by such person, except to the extent such power may be shared with a spouse.

	Shares	Percent
Name	Beneficially Owned(1)	of Class

Dennis B. Gillings, Ph.D. (2)	7,546,803	6.3%
Pamela J. Kirby, Ph.D. (3)	548,956	*
James L. Bierman (4)	406,172	*
John S. Russell (5)	192,227	*
Robert C. Bishop, Ph.D. (6)	67,746	*
Chester W. Douglass, DMD, Ph.D. (7)	482,494	*
Arthur M. Pappas (8)	80,844	*
Vaughn D. Bryson (9)	78,986	*
Virginia V. Weldon, M.D. (10)	53,002	*
E.G.F. Brown (11)	60,002	*
William L. Roper, M.D., MPH (12)	13,730	*
All current Directors and executive officers as a group (11 persons) (13)	9,530,962	7.9%

* Less than one percent

(1)	Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company’s Common Stock which a person has the right to acquire within 60 days of the date shown above pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Such shares are described below as being subject to presently exercisable stock options. A beneficial owner of shares held in the Company’s Employee Stock Ownership Plan (the “ESOP”) has sole voting power over the shares held in his or her account, but shares investment power over the shares with the plan trustee.

(2)	Includes 1,109,066 shares subject to presently exercisable stock options and 161,532 shares held by the ESOP for Dr. Gillings’ account. Includes 13,343 shares owned by Dr. Gillings’ daughter, 240,000 shares owned by the Gillings Family Limited Partnership, of which Dr. Gillings and his wife are the general partners, 14,200 shares held by the GFEF Limited Partnership, of which Dr. Gillings is the general partner and 259,278 shares owned by Dr. Gillings’ wife. Dr. Gillings shares voting power over 526,821 shares and shares investment power over 688,353 shares. Dr. Gillings disclaims beneficial ownership of all shares owned by his wife and daughter, all shares in the Gillings Family Limited Partnership, and all shares owned by the GFEF Limited Partnership, except to the extent of his interest therein.

(3)	Includes 544,562 shares subject to presently exercisable stock options and 104 shares held by the ESOP for Dr. Kirby’s account. Includes 2,918 shares owned by Dr. Geoffrey Barker, Dr. Kirby’s husband, 1,296 shares subject to presently exercisable stock options owned by Dr. Barker and 76 shares held by the ESOP for Dr. Barker’s account. Dr. Kirby disclaims beneficial ownership of all shares owned by her husband.

(4)	Includes 402,014 shares subject to presently exercisable stock options and 473 shares held by the ESOP for Mr. Bierman’s account.

(5)	Includes 190,118 shares subject to presently exercisable stock options and 473 shares held by the ESOP for Mr. Russell’s account.

(6)	Includes 65,246 shares subject to presently exercisable stock options.

(7)	Includes 79,994 shares subject to presently exercisable stock options. Includes 117,000 shares owned by the Douglass Family Limited Partnership, of which Dr. Douglass is the sole general partner. Dr. Douglass disclaims beneficial ownership of the shares held by the limited partnership except to the extent of his pecuniary interest therein.

(8)	Includes 77,244 shares subject to presently exercisable stock options.

(9)	Includes 43,986 shares subject to presently exercisable stock options.

(10)	Includes 52,002 shares subject to presently exercisable stock options. Includes 1,000 shares held in a trust under which Dr. Weldon is a beneficiary and a trustee.

(11)	Includes 52,002 shares subject to presently exercisable stock options. Includes 8,000 shares owned by Mr. Brown’s wife. Mr. Brown disclaims beneficial ownership of the shares held by his wife.

(12)	Includes 13,730 shares subject to presently exercisable stock options.

(13)	Includes 2,631,260 shares subject to presently exercisable stock options and 162,658 shares held by the ESOP for the accounts of individual executive officers and Dr. Barker.

Stock Ownership of Certain Beneficial Owners

          The following table provides information regarding shares of the Company’s Common Stock known to be beneficially owned by persons holding more than five percent of the Company’s outstanding Common Stock (other than Directors and executive officers shown in the preceding table) as of March 31, 2003. The percentage is calculated based on 118,283,920 total shares outstanding of the Company as of March 31, 2003.

		Percent of
Name and Address of Beneficial Owner	Shares Beneficially Owned	Class

Wellington Management Company, LLP (1)	15,897,900	13.4%
75 State Street
Boston, MA 02109

Vanguard Specialized Funds –	8,171,800	6.9%
Vanguard Health Care Fund (2)
100 Vanguard Blvd.
Malvern, PA 19355

(1)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2003. Wellington Management Company, LLP (“WMC”), an investment advisor, reports shared voting power over 7,327,560 shares and shared dispositive power over 15,897,900 shares held by its clients, including Vanguard Health Care Fund. WMC is the parent holding company of

Wellington Trust Company, NA, a bank which is deemed to have acquired the securities being reported.

(2)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2003. Vanguard Specialized Funds – Vanguard Health Care Fund, an investment company, reports sole voting and shared dispositive power over the shares.

Changes in Control

          On April 10, 2003, the Company entered into a merger agreement with Pharma Services and its wholly owned subsidiary, Pharma Services Acquisition Corp., pursuant to which Pharma Services Acquisition Corp. will be merged with and into the Company, with the Company continuing as a wholly owned subsidiary of Pharma Services. Pharma Services was founded by Dr. Gillings and One Equity Partners LLC, the private equity arm of Bank One Corporation.

          If the merger is completed, each issued and outstanding share of the Company’s common stock will be converted into the right to receive $14.50 in cash, excluding shares held by subsidiaries of the Company, Pharma Services or Pharma Services Acquisition Corp.

          In order to finance the transaction, Pharma Services and Pharma Services Acquisition Corp. have received an equity commitment from One Equity Partners LLC of $415.7 million and debt commitments from Citicorp North America, Inc. and Citigroup Global Markets Inc. totaling $875 million. In addition, Dr. Gillings has agreed to contribute all shares of the Company’s common stock and options to purchase the Company’s common stock held by him or his affiliates to Pharma Services in exchange for an equity interest totaling approximately $95.2 million in Pharma Services. Pharma Services intends to fund the remainder of the aggregate merger consideration, approximately $586 million, with the Company’s cash.

          The proposed merger, which is targeted to be completed later in 2003, is subject to Pharma Services’ completion of its committed financing and customary conditions, including regulatory and shareholder approvals. The Company’s shareholders are expected to vote on the proposal at a special meeting to be held later this year.

Equity Compensation Plans

          The Company currently maintains the following plans pursuant to which it may grant equity awards to eligible persons: (1) the Equity Compensation Plan, or the 1994 Plan, which was originally adopted in 1994, (2) the Nonqualified Stock Option Plan, or the 1997 Plan, which was originally adopted in 1997, (3) the 2002 Stock Option Plan, or the 2002 Plan, and (4) the 1999 Employee Stock Purchase Plan, or the ESPP. In addition, in the past the Company has granted equity securities, and options currently remain outstanding, under certain of the following plans: (5) the 1990 Nonqualified Stock Option Plan, (6) the Quintiles Lewin Nonqualified Stock Option Plan, (7) the Quintiles BRI Nonqualified Stock Option Plan, (8) the Innovex Limited 1996 Unapproved Executive Share Option Scheme, (9) the Action International Marketing Services Limited Nonqualified Stock Option Plan, (10) the Professional Pharmaceutical Marketing Services (Proprietary) Limited Nonqualified Stock Option Plan and (11) the Quintiles Share Save Scheme. Of these, plans 6-10 were adopted so that substitute stock options could be granted to employees of companies acquired by the Company to replace options granted by the acquired companies. Plan 11 was adopted to replace a stock purchase plan of an acquired company located in the United Kingdom. No further options will be granted under plans 5-10 and plan 11 was discontinued in 2002. In addition, in connection with its acquisition of Envoy Corporation in March 1999, the Company assumed outstanding options granted under (12) the Envoy 1990 Officer and Employee Stock Option Plan, (13) the Envoy 1995 Stock Option Plan, (14) the Envoy 1998 Stock Incentive Plan, and (15) the 1998

Synergy Stock Option Plan. The Company did not adopt plans 12-15, and no further options will be granted under those plans. The material terms of each of these plans is described more fully below.

The following table provides information, as of December 31, 2002, for all equity compensation plans of the Company (including individual arrangements) under which the Company is authorized to issue equity securities.

	Number of	Weighted	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan Category	and rights(1).	rights	column (a))(1)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,970,374 (2)	$19.1032	4,408,037 (3)
Equity compensation plans not approved by security holders	27,707,190 (4)	$19.8097	107,461 (5)
Total	33,677,564	$19.6844	4,515,498

(1)	Refers to shares of the Company’s common stock. All amounts are as of December 31, 2002.

(2)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated:

•      1994 Plan – 4,076,845 shares, with a weighted exercise price of $39.5752 for incentive stock options and $21.1325 for nonqualified stock options and

• 2002 Plan – 1,893,529 shares, with a weighted exercise price of $10.4942.

(3)	Includes shares remaining for future issuance under the following plans in the amounts indicated:

• 1994 Plan – 343,993 shares;

• 2002 Plan – 3,106,471 shares and

• ESPP – 957,573 shares.

Although the 1994 Plan includes an “evergreen” share replenishment feature described below, no shares were added on January 1, 2003 because there was no increase in the authorized and issued shares outstanding during 2002.

(4)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated:

• 1990 Nonqualified Stock Option Plan — 46,000 shares, with a weighted exercise price of $4.3175;

• Action International Marketing Services Limited Nonqualified Stock Option Plan — 105,828 shares, with a weighted exercise price of $34.2187;

• Quintiles BRI Nonqualified Stock Option Plan — 225,401 shares, with a weighted exercise price of $28.1726;

• Envoy 1990 Officer and Employee Stock Option Plan — 29,853 shares, with a weighted exercise price of $3.3060;

• Envoy 1995 Stock Option Plan — 176,218 shares, with a weighted exercise price of $10.5883;

• Envoy 1998 Stock Incentive Plan — 291,500 shares, with a weighted exercise price of $6.6500;

• 1998 Synergy Stock Option Plan — 87,450 shares, with a weighted exercise price of $34.3100;

• Innovex Limited 1996 Unapproved Executive Share Option Scheme — 115,502 shares, with a weighted exercise price of $19.5134;

• Quintiles Lewin Nonqualified Stock Option Plan — 92,650 shares, with a weighted exercise price of $36.7340;

• 1997 Plan — 26,531,026 shares, with a weighted exercise price of $19.8223 and

• Professional Pharmaceutical Marketing Services (Proprietary) Limited Nonqualified Stock Option Plan — 5,762 shares, with a weighted exercise price of $40.5000.

Although the 1997 Plan includes an “evergreen” share replenishment feature described below, no shares were added on January 1, 2003 because there was no increase in the authorized and issued shares outstanding during 2002.

The Action International Marketing Services Limited Nonqualified Stock Option Plan, Quintiles BRI Nonqualified Stock Option Plan, Innovex Limited 1996 Unapproved Executive Share Option Scheme, Quintiles Lewin Nonqualified Stock Option Plan and Professional Pharmaceutical Marketing Services (Proprietary) Limited Nonqualified Stock Option Plan were adopted so that substitute stock options could be granted to employees of companies acquired by the Company. In connection with its acquisition of Envoy Corporation, the Company assumed outstanding options granted under the Envoy 1990 Officer and Employee Stock Option Plan, Envoy 1995 Stock Option Plan, Envoy 1998 Stock Incentive Plan, and 1998 Synergy Stock Option Plan but did not adopt those plans.

(5)	Includes 107,461 shares remaining for future issuance under the 1997 Plan.

Summary Description of the Company’s Equity Compensation Plans

          Option Plans under which Future Grants may be Awarded – General. The 1994 Plan, the 1997 Plan and the 2002 Plan are administered by the Human Resources and Compensation Committee of the Board of Directors, or the Committee, which is composed entirely of directors who are not employed by the Company. The Committee has broad discretion to determine the terms and conditions of options granted under the plans and must approve, among other things, (1) the individuals to whom options are granted, (2) the date of grant of each option, (3) the number of shares subject to each option, (4) the vesting schedule of each option, and (5) the term of each option. The Committee may grant options under these plans to employees, directors and other service providers of the Company and its subsidiaries and affiliated companies. The Committee has never granted options under these plans with exercise prices less than the fair market value of the Common Stock on the date of grant.

          Each of these plans provides that the exercise price and the number of shares subject to options granted under the plans shall be appropriately adjusted upon a stock split, stock dividend, recapitalization or other specified events involving a change in the capitalization of the Company. The vesting of certain options granted under these plans will accelerate upon a corporate transaction that is a “change in control” of the Company, as defined in the plans and applicable option agreements. The terms of these plans permit the Board of Directors to amend or terminate the plans, provided that no modification or termination may adversely affect prior awards without the optionee’s approval. In the case of the 1994 and the 2002 Plans, amendments to increase the number of shares reserved for issuance under the plans are subject to shareholder approval.

          1994 Plan. The 1994 Plan provides for grants to participants of incentive stock options and nonqualified stock options. Incentive stock options are options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Although restricted stock and stock appreciation rights may be granted under the 1994 Plan, only stock options have been granted under the 1994 Plan. Most stock options granted under the 1994 Plan have been nonqualified stock options, and it is the present intention of the Committee to grant only nonqualified stock options in the future. The 1994 Plan has been approved by the shareholders of the Company.

          As of December 31, 2002, 5,958,004 shares had been reserved for issuance under the 1994 Plan. The 1994 Plan contains a so-called “evergreen” share replenishment feature, under which up to the lesser of 500,000 shares or 5% of any increase in the authorized and issued shares since the preceding January 1 (other than increases attributable to exercises of stock options) will be added to the 1994 Plan on January 1 of each year. As of December 31, 2002, there were 435,302 incentive stock options and 3,641,543 nonqualified stock options outstanding under the 1994 Plan, and 343,993 shares remained available for future grants of options. During 2002, options to purchase 832,303 shares were granted under the 1994 Plan at an average exercise price of $12.69 per share.

          1997 Plan. The 1997 Plan provides solely for grants of nonqualified stock options. The 1997 Plan is not required to be, and has never been, approved by the shareholders of the Company. As of December 31, 2002, 29,577,462 shares had been reserved for issuance under the 1997 Plan. The 1997 Plan contains a so-called “evergreen” share replenishment feature, under which up to the lesser of 500,000 shares or 5% of any increase in the authorized and issued shares since the preceding January 1 (other than increases attributable to exercises of stock options) will be added to the 1997 Plan on January 1 of each year. As of December 31, 2002, there were 26,531,026 nonqualified stock options outstanding under the 1997 Plan, and 107,461 shares remained available for future grants of options. During 2002, options to purchase 4,559,240 shares were granted under the 1997 Plan at an average exercise price of $13.76 per share.

          2002 Plan. Like the 1994 Plan, the 2002 Plan is a shareholder-approved plan that provides for grants of incentive stock options and nonqualified stock options, although no incentive stock options have been granted under the 2002 Plan. As of December 31, 2002, 5,000,000 shares had been reserved for issuance under the 2002 Plan. There is no evergreen share replenishment feature in the 2002 Plan. As of December 31, 2002, there were 1,893,529 nonqualified stock options outstanding under the 2002 Plan, and 3,106,471 shares remained available for future grants of options. During 2002, 1,920,062 nonqualified stock options were granted under the 2002 Plan at an average exercise price of $10.48. No options granted under the 2002 Plan had been exercised as of December 31, 2002.

          The ESPP. The ESPP is an employee stock purchase plan that is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Committee administers the ESPP. Employees of the Company may participate in the ESPP through payroll deductions of up to 15% of compensation. Shares are automatically purchased with accumulated payroll deductions at the end of each calendar quarter. The purchase price is 85% of the lower of the fair market value of the Common Stock on the first or the last day of the quarter. As of December 31, 2002, 2,500,000 shares had been reserved for issuance, 1,542,427 shares had been purchased and 957,573 shares remained available for purchase under the ESPP.

          Option Plans under which No Future Grants may be Awarded. The 1990 Nonqualified Stock Option Plan, the Quintiles Lewin Nonqualified Stock Option Plan, the Quintiles BRI Nonqualified Stock Option Plan, the Innovex Limited 1996 Unapproved Executive Share Option Scheme, the Quintiles Share Save Scheme, the Action International Marketing Services Limited Nonqualified Stock Option Plan, and the Professional Pharmaceutical Marketing Services (Proprietary) Limited Nonqualified Stock Option Plan are all plans under which no future grants may be made. With the exception of the 1990 Plan and the Quintiles Share Save Scheme, all of these plans were adopted so that substitute options could be granted to optionees of companies acquired by the Company. With the exception of the Innovex 1996 Unapproved Executive Share Option Scheme and the Quintiles Share Save Scheme, which are plans drafted to comply with applicable law in the United Kingdom, the terms of these plans correspond closely to those of the 1997 Plan described above. The Innovex 1996 Unapproved Executive Share Option Scheme was a plan under which stock options were granted that were not qualified for preferred tax treatment under U.K. law. The Quintiles Share Save Scheme was a stock purchase plan under which employees could purchase shares at a discount through payroll deductions. As of December 31, 2002, options to purchase an aggregate of 591,143 shares were outstanding under these plans at an average exercise price of $27.17 per share and only a small percentage of those options remained unvested.

          Options Assumed in the Acquisition of Envoy Corporation. In connection with the acquisition of Envoy Corporation in March 1999, pursuant to which Envoy Corporation became a wholly-owned subsidiary of the Company, the Company assumed outstanding stock options that had been granted under the Envoy 1990 Officer and Employee Stock Option Plan, the Envoy 1995 Employee Stock Option Plan, the Envoy 1998 Stock Incentive Plan and the Envoy 1998 Synergy Stock Option Plan. As of December 31, 2002, there were 585,021 options outstanding under these Envoy plans with an average exercise price of $11.80 per share and only a small percentage of those options remained unvested. The Company did not assume the Envoy plans and since the closing of the acquisition, no additional stock options have been awarded, nor are any authorized to be awarded, under any of these Envoy plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In 2002, Dr. Gillings provided extensive business-related travel services for himself and other Company employees with the use of his own plane. The Company reimbursed Dr. Gillings for the use of his plane by cash payments totaling approximately $1.4 million and by granting options to Dr. Gillings with an annual aggregate Black-Scholes value of approximately $1.4 million granted on a quarterly basis at an exercise price of $17.75 on March 31; $13.09 on June 15; $9.76 on September 16; and $12.11 on December 16. This reimbursement package was approved by the Human Resources and Compensation Committee.

          On April 10, 2003, the Company entered into a merger agreement with Pharma Services and its wholly owned subsidiary, Pharma Services Acquisition Corp., pursuant to which Pharma Services Acquisition Corp. will be merged with and into the Company, with the Company continuing as a wholly owned subsidiary of Pharma Services. Pharma Services was founded by Dr. Gillings and One Equity Partners LLC, the private equity arm of Bank One Corporation. Please refer to the disclosure provided above in Item 12 under the heading “Changes in Control” for additional information regarding Dr. Gillings’ interest in the proposed merger.

          Dr. Geoffrey Barker, the husband of the Company’s Chief Executive Officer, is the Company’s Chief Medical and Scientific Officer and reports to the Company’s Chairman. In connection with his employment, the Company pays him an annual salary of $225,000. The Company granted Dr. Barker options to purchase 1,552 shares of Common Stock at an exercise price of $17.75 per share on March 31, 2002; 4,812 shares of Common Stock at an exercise price of $13.09 on June 15, 2002; 6,701 shares of Common Stock at an exercise price of $9.76 on September 16, 2002; and 5,343 shares of Common Stock at an exercise price of $12.11 on December 16, 2002. The Company affords Dr. Barker customary employee benefits.

          On January 1, 2001, the Company entered into a new consulting agreement with A.M. Pappas & Associates, LLC, or AMP&A, which superseded the consulting agreement dated January 1, 2000. The 2001 consulting agreement requires the Company to pay AMP&A specified fees for each day of services provided by AMP&A under the agreement. The Company has agreed to reimburse AMP&A for all reasonable out-of-pocket and administrative expenses incurred by AMP&A in connection with performing its services. In 2002, the Company paid AMP&A consulting fees of approximately $171,500 in cash and reimbursed AMP&A for approximately $3,050 in expenses pursuant to the consulting agreement entered into with AMP&A in January 2001. The Company terminated the January 1, 2001 consulting agreement in January 2003.

          The Company is a limited partner in A. M. Pappas Life Science Ventures I, LP (formerly TechAMP International, L.P.) and A. M. Pappas Life Science Ventures II, LP (formerly A. M. Pappas TechAMP II, L.P.), funds organized to make venture capital investments in the equity securities of private companies in the life science sector. A. M. Pappas Life Science Ventures I and A. M. Pappas Life Science Ventures II are managed by their general partner, AMP&A Management, LLC and AMP&A Management II, LLC, respectively, affiliates of AMP&A. The Company has committed to invest an aggregate of $18.0 million in A. M. Pappas Life Science Ventures I and A. M. Pappas Life Science Ventures II. As a limited partner, the Company will make capital contributions under this commitment from time to time at the request of the fund’s general partner. In 2002, the Company made capital contributions of $800,000 to A. M. Pappas Life Science Ventures I and $2.1 million to A. M. Pappas Life Science Ventures II.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of the Annual Report on Form 10-K filed on February 24, 2003.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit	Description

3.01(1)	Amended and Restated Articles of Incorporation, as amended

3.02(2)	Amended and Restated Bylaws, as amended

4.01	Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)

4.02	Amended and Restated Bylaws, as amended (see Exhibit 3.02)

4.03(3)	Specimen certificate for Common Stock, $0.01 par value per share

4.04(4)	Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock

10.01(5)(6)	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.

10.02(5)(7)	Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.03(5)(8)	Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.04(5)(9)	Second Amendment to Contract of Employment, dated April 1, 2002, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.05(5)(8)	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.

10.06(5)(8)	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.

10.07(5)(8)	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.

10.08(5)(9)	Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on January 1, 2001

10.09(5)(8)	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated

10.10(5)(9)	Quintiles Transnational Corp. Nonqualified Stock Option Plan, amended January 1, 2001

10.11*	Quintiles Transnational Corp. 2002 Stock Option Plan

Exhibit	Description

10.12*	Quintiles Transnational Corp. Special Bonus Plan

10.13(10)	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.14(11)	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoescht Marion Roussel, Inc. and Quintiles, Inc.

10.15(12)	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.

10.16(13)	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.

10.17(9)	Master Services Agreement dated as of January 1, 2001 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC. [Note: Certain confidential portions of this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and Exchange Commission.]

10.18(5)	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp.

16.01(14)	Letter regarding change in the Company’s certifying accountant dated May 17, 2002

18.01*	Letter regarding change in accounting principle

21*	Subsidiaries

23.01*	Consent of PricewaterhouseCoopers LLP, dated February 21, 2003

23.02*	Information Regarding the Consent of Arthur Andersen LLP

24.01*	Power of Attorney (included on the signature page hereto)

99.01*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.02*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit	Description

99.03	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

99.04	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

*	Previously filed with the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2003 for the fiscal year ended December 31, 2002.

(1)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.

(2)	Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

(3)	Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.

(4)	Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.

(5)	Executive compensation plans and arrangements

(6)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(7)	Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(9)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

(10)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(11)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(13)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(14)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.

(b)	Reports on Form 8-K.

          We furnished the following four Current Reports on Form 8-K between October 1, 2002 and December 31, 2002:

          On October 15, 2002, we furnished a Current Report on Form 8-K attaching a press release announcing that an entity wholly owned by Dennis Gillings, our Chairman of the Board and Founder, had made a non-binding proposal to acquire all of our outstanding shares. The Current Report on Form 8-K dated October 15, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

          On October 17, 2002, we furnished a Current Report on Form 8-K reporting the commencement of several purported class action lawsuits seeking to enjoin the consummation of the transaction contemplated by the non-binding proposal made by Pharma Services Company, a newly formed company wholly owned by Dennis B. Gillings, Ph.D., to acquire all of our outstanding shares for $11.25 per share in cash. The Current Report on Form 8-K dated October 17, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

          On October 28, 2002, we furnished a Current Report on Form 8-K attaching a press release updating the activities of the Special Committee of our Board of Directors and identifying the members of the Special Committee. The Current Report on Form 8-K dated October 28, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this       Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

          On November 12, 2002, we furnished a Current Report on Form 8-K attaching a press release in which the Special Committee of our Board of Directors announced that it had rejected the proposal by Pharma Services Company, an entity wholly owned by Dennis B. Gillings, Ph.D., our Chairman of the Board and Founder, to acquire all of our outstanding shares. The Current Report on Form 8-K dated November 12, 2002 was furnished pursuant to Regulation FD. This report shall not be deemed to be incorporated by reference into this Form 10-K or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

(c)	Exhibits Required by this Form 10-K.

See (a)(3) above.

(d)	Financial Statements and Schedules.

See (a)(2) above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 29th day of April, 2003.

QUINTILES TRANSNATIONAL CORP.

By:	/s/ Dennis B. Gillings

Dennis B. Gillings, Ph.D. Chairman of the Board of Directors

CERTIFICATIONS

I, Dennis B. Gillings, Ph.D., certify that:

1.	I have reviewed this annual report, as amended, on Form 10-K/A of Quintiles Transnational Corp.;

2.	Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended, is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended (the “Evaluation Date”); and

c.	presented in this annual report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003
/s/ Dennis B. Gillings

Dennis B. Gillings, Ph.D. Chairman

I, James L. Bierman, certify that:

1.	I have reviewed this annual report, as amended, on Form 10-K/A of Quintiles Transnational Corp.;

2.	Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended, is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ James L. Bierman

James L. Bierman Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.01(1)	Amended and Restated Articles of Incorporation, as amended

3.02(2)	Amended and Restated Bylaws, as amended

4.01	Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)

4.02	Amended and Restated Bylaws, as amended (see Exhibit 3.02)

4.03(3)	Specimen certificate for Common Stock, $0.01 par value per share

4.04(4)	Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock

10.01(5)(6)	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.

10.02(5)(7)	Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.03(5)(8)	Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.04(5)(9)	Second Amendment to Contract of Employment, dated April 1, 2002, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.05(5)(8)	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.

10.06(5)(8)	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.

10.07(5)(8)	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.

10.08(5)(9)	Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on January 1, 2001

10.09(5)(8)	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated

10.10(5)(9)	Quintiles Transnational Corp. Nonqualified Stock Option Plan, amended January 1, 2001

Exhibit	Description

10.11*	Quintiles Transnational Corp. 2002 Stock Option Plan

10.12*	Quintiles Transnational Corp. Special Bonus Plan

10.13(10)	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.14(11)	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoescht Marion Roussel, Inc. and Quintiles, Inc.

10.15(12)	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.

10.16(13)	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.

10.17(9)	Master Services Agreement dated as of January 1, 2001 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC. [Note: Certain confidential portions of this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and Exchange Commission.]

10.18(5)	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp.

16.01(14)	Letter regarding change in the Company’s certifying accountant dated May 17, 2002

18.01*	Letter regarding change in accounting principle

21*	Subsidiaries

23.01*	Consent of PricewaterhouseCoopers LLP, dated February 21, 2003

23.02*	Information Regarding the Consent of Arthur Andersen LLP

24.01*	Power of Attorney (included on the signature page hereto)

99.01*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.02*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit	Description

99.03	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

99.04	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

*	Previously filed with the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2003 for the fiscal year ended December 31, 2002.

(1)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.

(2)	Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

(3)	Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.

(4)	Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.

(5)	Executive compensation plans and arrangements

(6)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(7)	Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(9)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

(10)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(11)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(13)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(14)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.