Form 10-Q
period 2003-03-31
QUINTILES TRANSNATIONAL CORP
filed 2003-05-01
CIK 919623

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

Commission file number 000-23520

QUINTILES TRANSNATIONAL CORP.

(Exact name of registrant as specified in its charter)

North Carolina	56-1714315

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4709 Creekstone Dr., Suite 200 Durham, NC	27703-8411

(Address of principal executive offices)	(Zip Code)

(919) 998-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes       ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒   Yes       ☐    No

The number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2003 was 118,283,920.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2003	2002

	(unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$704,124	$644,284
Trade accounts receivable and unbilled services, net	319,453	353,535
Investments in debt securities	27,137	27,218
Prepaid expenses	23,660	22,516
Other current assets and receivables	45,157	42,654

Total current assets	1,119,531	1,090,207
Property and equipment	474,705	475,543
Less accumulated depreciation	(218,402)	(213,385)

	256,303	262,158
Intangibles and other assets:
Investments in debt securities	9,846	9,453
Investments in marketable equity securities	48,081	64,926
Investments in non-marketable equity securities and loans	46,269	46,449
Investments in unconsolidated affiliates	121,101	121,101
Commercial rights and royalties	130,284	131,536
Goodwill	71,217	70,133
Other identifiable intangibles, net	135,942	142,715
Deferred income taxes	177,078	174,534
Deposits and other assets	49,192	38,871

	789,010	799,718

Total assets	$2,164,844	$2,152,083

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$237,800	$238,269
Credit arrangements	20,009	21,719
Unearned income	227,231	239,606
Income taxes payable	17,177	20,067
Other current liabilities	2,343	2,073

Total current liabilities	504,560	521,734
Long-term liabilities:
Credit arrangements, less current portion	17,352	18,855
Other liabilities	17,925	13,108

	35,277	31,963

Total liabilities	539,837	553,697
Shareholders’ equity:
Preferred stock, none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock and additional paid-in capital, 118,283,920 and 117,850,597 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	884,605	881,927
Retained earnings	741,621	716,465
Accumulated other comprehensive loss	(1,219)	(6)

Total shareholders’ equity	1,625,007	1,598,386

Total liabilities and shareholders’ equity	$2,164,844	$2,152,083

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Gross revenues	$511,607	$493,296
Costs, expenses and other:
Costs of revenues	341,751	342,494
General and administrative	131,004	127,233
Interest (income) expense, net	(3,768)	(3,262)
Other expense (income), net	4,499	1,069

	473,486	467,534

Income before income taxes	38,121	25,762
Income tax expense	12,961	8,501

Income before equity in losses of unconsolidated affiliates and other	25,160	17,261
Equity in losses of unconsolidated affiliates and other	(4)	—

Income from operations	25,156	17,261
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	45,659

Net income	$25,156	$62,920

Basic net income per share:
Income from operations	$0.21	$0.15
Cumulative effect of change in accounting principle	—	0.38

Basic net income per share	$0.21	$0.53

Diluted net income per share:
Income from operations	$0.21	$0.14
Cumulative effect of change in accounting principle	—	0.38

Diluted net income per share	$0.21	$0.52

Shares used in computing net income per share:
Basic	118,100	118,685
Diluted	118,564	120,227

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31

	2003	2002

	(in thousands)
Operating activities
Net income	$25,156	$62,920
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	(45,659)

Income from operations	25,156	17,261
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	22,643	21,792
Restructuring charge (payments) accrual, net	(1,752)	(8,414)
(Gain) loss from sales and impairments of investments, net	(17,952)	(4,782)
Benefit from deferred income tax expense	(2,088)	(2,233)
Change in operating assets and liabilities	32,166	32,637
Other	(195)	(1,120)

Net cash provided by operating activities	57,978	55,141
Investing activities
Acquisition of property and equipment	(9,362)	(10,703)
Acquisition of businesses, net of cash acquired	—	(25,248)
Acquisition of commercial rights	(11,874)	(3,750)
Proceeds from disposition of property and equipment	2,265	2,336
(Purchases of) proceeds from debt securities, net	(527)	(215)
Purchases of equity securities and other investments	(393)	(6,025)
Proceeds from sale of equity securities and other investments	22,703	9,937

Net cash provided by (used in) investing activities	2,812	(33,668)
Financing activities
Principal payments on credit arrangements, net	(4,770)	(2,490)
Issuance of common stock, net	2,328	1,964
Repurchase of common stock	—	(4,781)

Net cash used in financing activities	(2,442)	(5,307)
Effect of foreign currency exchange rate changes on cash	1,492	(1,606)

Increase in cash and cash equivalents	59,840	14,560
Cash and cash equivalents at beginning of period	644,284	565,063

Cash and cash equivalents at end of period	$704,124	$579,623

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

March 31, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Quintiles Transnational Corp. (the “Company”), as amended.

The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2002 financial statements have been reclassed or modified to conform with the 2003 financial statement presentation.

2. Employee Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during the three months ended March 31, 2003 and 2002 was $3.59 and $5.38 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three months ended		Three months ended

	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.0%	4.1%	1.2%	1.7%
Expected volatility	40.0%	40.0%	40.0%	40.0%
Expected life (in years from vesting)	0.88	0.88	0.25	0.25

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

The Company’s pro forma information follows (in thousands, except for net income (loss) per share information):

	Three months Ended March 31,

	2003	2002

Net income as reported	$25,156	$62,920
Less: pro forma adjustment for stock- based compensation, net of income tax	(3,819)	(3,981)

Pro forma net income	$21,337	$58,939

Basic net income per share:
As reported	$0.21	$0.53
Pro forma	0.18	0.50

Effect of pro forma adjustment	$(0.03)	$(0.03)

Diluted net income per share:
As reported	$0.21	$0.52
Pro forma	0.18	0.49

Effect of pro forma adjustment	$(0.03)	$(0.03)

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

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ for angina in the United States and Canada. Under the terms of this agreement, the Company purchased 1,043,705 shares of CVTX’s common stock for $5 million of which the Company owns 126,705 shares as of March 31, 2003, and has made available a $10 million credit line for pre-launch sales and marketing activities. If Ranexa™, which has been submitted to the United States Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for review, is approved, the Company will provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The Company will also make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Additionally, the Company has committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return it will receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranexa™ in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company will also receive royalties in years six and seven.

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of March 31, 2003, the Company has capitalized 251.8 million philippino pesos (approximately $4.7 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. The $30 million in payments are included in the net present value calculation which serves as the basis for revenue to be recognized over the service period. As of March 31, 2003, $26.8 million has been paid by the Company. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. Through March 31, 2003, the Company received payments totaling approximately $12.7 million, of which approximately $11.8 million was received during the three months ended March 31, 2003. The proceeds are reported in the accompanying statement of cash flows as an operating activity – change in operating assets and liabilities. Initially, the Company also received warrants to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrants. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN™ and a milestone-based $6 million line of credit which is convertible into PLTT’s common stock, of which $4 million was funded by the Company as of March 31, 2003. Further, based on achieving certain milestones, the Company has committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of March 31, 2003, the Company has made $5.7 million available under the line of credit, of which $1.6 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has agreed to fund the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with detachable warrants to purchase 119,811 shares of DSCO common stock for $517,000.

In December 2001, the Company acquired the license to market SkyePharma’s Solaraze™ skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company will amortize the rights ratably over 14 years. The Company has a commitment to pay royalties to SkyePharma based on a percentage of net sales of Solaraze™. Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company’s ownership rights in the Solaraze™ NDA and Investigational New Drug.

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company will provide, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, will commercialize Advicor® and Niaspan® for two years. In return, the Company received warrants to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended March 31, 2003, of $50 million and $65 million, respectively, over the life of the agreement. Through March 31, 2003, the Company has received payments totaling approximately $3.2 million. The proceeds are reported in the accompanying statement of cash flows as an operating activity – change in operating assets and liabilities

In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXATM in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002 and the assets and liabilities of Bioglan Pharma, Inc. were recorded at their respective fair values. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total intangible assets of $29.3 million. The Company will amortize the intangible assets ratably over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003, the Company exercised its rights to terminate the contract in Germany. The Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of March 31, 2003, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territories of Belgium and Italy to be approximately $24 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. Revenues under these agreements will be recognized as they are earned and costs expensed as incurred.

In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for Cymbalta™ in the United States. LLY has submitted a NDA for Cymbalta™, which is currently under review by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta™ for the five years following product launch. The sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million of which $70 million was paid in 2002 and the remaining $40 million is due throughout the four quarters following FDA approval. The $70 million in payments made by the Company is on an at-risk basis, and is not refundable in the event the FDA does not grant final approval for Cymbalta™. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY’s manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta™ by LLY or sublicense of Cymbalta™ to third parties, if any. The $110 million in payments will be capitalized and amortized ratably as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta™ sales for depression and other neuroscience indications over the five year service period followed by a 3% royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels. The Company or LLY has the ability to cancel this agreement if Cymbalta™ is not approved by January 31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for Cymbalta™ based on concerns over LLY’s manufacturing processes and facilities.

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each which commenced in the third quarter of 2002 in exchange for royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The Company has funded $3.38 million as of March 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products.

In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $5.7 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $7.2 million) of which 2.2 million euros (approximately $2.3 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has funded 5.5 million euros (approximately $5.8 million) as of March 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights. The customer will continue to manufacture the product for the six years of the distribution agreement. The Company has accrued for the remaining payments as of March 31, 2003.

In March 2003, the Company entered into an agreement with COB to commercialize COB’s Striant™ testosterone buccal bioadhesive product in the United States. COB has submitted an NDA for Striant™, which is currently under review by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company will pay to COB five quarterly payments of $3.0 million each beginning in the first quarter of 2003. In return, the Company will receive a 9% royalty on the net sales of Striant™ in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant™ and are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The Company has funded $3.0 million as of March 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term.

The asset balances related to commercial rights and royalty agreements as of March 31, 2003 were as follows (in thousands):

March 31, 2003

SCIO	$31,050
KOSP	21,891
COB (Women’s Health)	4,325
COB (Striant™)	3,018
LLY	70,000

Total	$130,284

The Company has firm commitments under the above arrangements to provide funding of approximately $297.2 million in exchange for various commercial rights. As of March 31, 2003, the Company has funded approximately $223.1 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $115-140 million per year for a period of five to six years, subject to certain limitations and varying time periods.

Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Milestone payments	$13,355	$3,000	$—	$—	$—	$—	$16,355
Sales force commitments	17,879	10,939	9,407	5,243	3,916	1,327	48,711
Licensing and distribution rights	4,926	2,693	1,407	—	—	—	9,026

	$36,160	$16,632	$10,814	$5,243	$3,916	$1,327	$74,092

4. Investments – Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of March 31, 2003 is as follows (in thousands, except share data):

Company	Trading Symbol	Number of Shares	Cost Basis	Fair Market Value

Common Stock:
The Medicines Company	MDCO	2,062,520	$8,992	$38,445
Columbia Laboratories, Inc.	COB	1,121,610	5,500	4,486
CV Therapeutics, Inc.	CVTX	126,705	617	2,284
Other			4,155	2,866

Total marketable equity securities			$19,264	$48,081

The Company may from time to time acquire equity instruments, primarily warrants, of companies in which a current market value is not readily available. As such, these investments are included in deposits and other assets. During the quarter ended March 31, 2003, the Company recognized an $11.0 million gain on the warrants to acquire 700,000 shares of SCIO as a result of the pending acquisition of SCIO by Johnson & Johnson, Inc.

During the first quarter of 2003, Gilead Sciences, Inc. (“Gilead”) acquired Triangle Pharmaceuticals, Inc. (“VIRS”) at $6.00 per share. As a result, the Company received $22.7 million of proceeds and recognized a gain of $7.6 million during the first quarter of 2003.

5. Investments – Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of March 31, 2003 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment

Venture capital funds	$27,798	$22,552
Equity investments (seven companies)	11,745	—
Convertible loans (three companies)	5,013	2,377
Loans (two companies)	1,713	16,892

Total non-marketable equity securities and loans	$46,269	$41,821

Below is a table representing management’s best estimate as of March 31, 2003 of the amount and timing of the above remaining funding commitments (in thousands):

	2003	2004	Total

Venture capital funds	$12,972	$9,580	$22,552
Convertible loans	2,377	—	2,377
Loans	2,250	14,642	16,892

	$17,599	$24,222	$41,821

The Company also has future loan commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these commitments are not included in the commitment amounts described above.

The Company has determined that it is not practicable at each reporting date to estimate the fair value of its investments in non-marketable equity securities and loans; however, the carrying values are reviewed if the facts and circumstances suggest that a potential impairment, representing an other than temporary decline in fair value, may have occurred. The Company recognized $820,000 and $400,000 of losses due to such impairments in the first quarter of 2003 and 2002, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees.

6. Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years, and licensing and distribution rights, which are amortized ratably, based on estimated cash flows, over the life of the rights or service period ranging from five to 15 years. Amortization expense associated with identifiable intangible assets was $10.0 million and $6.0 million for the three months ended March 31, 2003 and 2002, respectively.

The following is a summary of identifiable intangible assets as of March 31, 2003 (in thousands):

		Amortization
	Gross Amount	Accumulated	Net Amount

Identifiable intangible assets:
Software and related assets	$150,470	$90,848	$59,622
Product licensing and distribution rights	84,766	8,446	76,320

	$235,236	$99,294	$135,942

Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $35.5 million, $28.6 million, $22.9 million, $15.0 million and $10.3 million for each of the years in the five-year period ended December 31, 2007, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

The following is a summary of goodwill by segment as of March 31, 2003 (in thousands):

	Product	Commercial
	Development	Services	Consolidated

Balance as of December 31, 2002	$38,918	$31,215	$70,133
Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	1,040	44	1,084

Balance as of March 31, 2003	$39,958	$31,259	$71,217

7. Stock Repurchase

The Company was authorized by its Board of Directors in March 2001 to repurchase up to $100 million of the Company’s Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. The authorization expired March 1, 2003. The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2003.

8. Significant Customers

No customer accounted for 10% of consolidated gross service revenues less reimbursed service costs for the three months ended March 31, 2003. One customer accounted for 13.0% of consolidated gross service revenues less reimbursed service costs for the three months ended March 31, 2002. The revenues were derived from the product development, commercial services and informatics group.

9. Investment Revenues

The following table is a summary of investment revenues for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended March 31

	2003	2002

Marketable equity and derivative securities:
Gross realized gains	$18,772	$5,208
Gross realized losses	—	(26)
Impairment losses	—	—
Non-marketable equity securities and loans:
Gross realized gains	—	—
Gross realized losses	—	—
Impairment losses	(820)	(400)

	$17,952	$4,782

10. Restructuring Charge

During the second quarter of 2002, the Company revised its estimates of the restructuring plan adopted during 2001 (“2001 Plan”) which resulted in a reduction of $9.1 million in accruals for the 2001 Plan. The reduction included approximately $5.7 million in severance payments and $3.4 million of exit costs. The reductions are primarily the result of a higher than expected number of voluntary terminations and the reversal of restructuring accruals due to the Company’s contribution of its informatics segment to the Verispan, L.L.C. joint venture.

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of March 31, 2003, 85 individuals have been terminated.

As of March 31, 2003, the following amounts were recorded for the 2002 restructuring plan (in thousands):

Activity Three Months Ended March 31, 2003

	Balance at	Write-Offs/	Balance at
	December 31, 2002	Payments	March 31, 2003

Severance and related costs	$2,066	$(434)	$1,632
Exit costs	154	(3)	151

	$2,220	$(437)	$1,783

During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to severance costs from the reorganization of the Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide will be eliminated and as of March 31, 2003, 885 individuals have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions have been eliminated in each of the segments.

As of March 31, 2003, the following amounts were recorded for the 2001 restructuring plans (in thousands):

Activity Three Months Ended March 31, 2003

	Balance at	Write-Offs/	Balance at
	December 31, 2002	Payments	March 31, 2003

Severance and related costs	$1,306	$(217)	$1,089
Exit costs	3,381	(588)	2,793

	$4,687	$(805)	$3,882

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

Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan (“2000 Follow-On Plan”) resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of March 31, 2003, 145 individuals have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

As of March 31, 2003, the following amounts were recorded for the 2000 restructuring plans (in thousands):

Activity Three Months Ended March 31, 2003

	Balance at	Write-Offs/	Balance at
	December 31, 2002	Payments	March 31, 2003

Severance and related costs	$117	$(29)	$88
Exit costs	1,443	(481)	962

	$1,560	$(510)	$1,050

As a result of the restructuring plans, the Company has approximately 235,000 square feet of abandoned leased facilities as of March 31, 2003. A portion of these facilities has been subleased and the Company is pursuing disposition of the remaining abandoned facilities. Below is a summary of the total lease obligations for the abandoned facilities (in thousands):

2003	$3,801
2004	3,603
2005	2,892
2006	2,836
Thereafter	8,577

Gross abandoned lease obligations	21,709
Less: sublease/restructuring accrual	(5,812)

Total obligation in excess of existing subleases and related restructuring accrual balances	$15,897

11. Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

	Three months ended March 31

	2003	2002

Weighted average shares:
Basic weighted average shares	118,100	118,685
Effect of dilutive securities:
Stock options	464	1,542

Diluted weighted average shares	118,564	120,227

Options to purchase approximately 28.3 million and 14.4 million shares of the Company’s Common Stock were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the Company’s Common Stock and, therefore, the effect would be antidilutive.

12. Comprehensive Income

The following table represents the Company’s comprehensive income for the three months ended March 31, 2003 and 2002, respectively (in thousands):

	Three months ended March 31

	2003	2002

Net income	$25,156	$62,920
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income taxes	2,811	1,650
Reclassification adjustment, net of income taxes	(4,807)	(3,153)
Minimum pension liability, net of income taxes	(3,098)	—
Foreign currency adjustment	3,881	(7,786)

Comprehensive income	$23,943	$53,631

13. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group. The informatics group was transferred to a joint venture in May 2002. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and consists primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in segment profitability. Intersegment revenues have been eliminated (in thousands):

Three Months Ended March 31, 2003

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$250,036	$118,620	$—	$—	$368,656
Intersegment	—	8,095	—	(8,095)	—

Total net services	250,036	126,715	—	(8,095)	368,656
Reimbursed service costs	80,156	14,185	—	—	94,341

Gross service revenues	330,192	140,900	—	(8,095)	462,997
Commercial rights and royalties	—	—	30,658	—	30,658
Investment	—	—	17,952	—	17,952

Total revenues	$330,192	$140,900	$48,610	$(8,095)	$511,607

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$126,314	$44,910	$18,780	$—	$190,004

Three Months Ended March 31, 2002

	Product	Commercial		PharmaBio
	Development	Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$230,457	$136,020	$12,690	$—	$—	$379,167
Intersegment	—	11,212	—	—	(11,212)	—

Total net services	230,457	147,232	12,690	—	(11,212)	379,167
Reimbursed service costs	68,787	26,363	3	—	—	95,153

Gross service revenues	299,244	173,595	12,693	—	(11,212)	474,320
Commercial rights and royalties	—	—	—	14,194	—	14,194
Investment	—	—	—	4,782		4,782

Total revenues	$299,244	$173,595	$12,693	$18,976	$(11,212)	$493,296

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$112,413	$50,768	$4,470	$4,540	$—	$172,191

	Three months ended March 31

	2003	2002

Depreciation and amortization expense:
Product development	$14,947	$14,422
Commercial services	4,991	5,216
Informatics	—	1,521
Corporate	210	230

Depreciation and amortization excluded from contribution	20,148	21,389
PharmaBio Development	2,495	403

Total depreciation and amortization	$22,643	$21,792

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

On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier, and Federal, the Company’s excess liability carrier, seek to rescind the policies issued to the Company for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in the litigation described in the prior paragraph and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services as a counterclaim defendant, as an alternative to the Company’s position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON Risk Services in the United States District Court for the Middle District of North Carolina. The Company believes the allegations made by Federal and Chubb are without merit and is defending this case vigorously.

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

On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until the Company provides the notice contemplated by the Case Management Order. On April 10, 2003, the Company’s Board of Directors approved a merger agreement with Pharma Services Holding, Inc. for the Company’s public shareholders to receive $14.50 per share in cash. The Company anticipates filing a proxy statement and holding a special meeting later this year at which the shareholders will vote on the transaction. Under the terms of the Case Management Order, the Company is required to give Plaintiff’s counsel and Court notice of a change-of-control transaction involving the Company at least forty (40) days prior to the closing of such a transaction. Plaintiffs are required to serve an amended consolidated complaint within thirty (30) calendar days of the notice. The Company believes the original lawsuits are without merit and the Company intends to defend these claims vigorously. The scope or substance of any new or additional claims that might be asserted by Plaintiffs in the pending litigation, or through independent actions by Plaintiffs or any other shareholder, cannot be determined with certainty at this time, but it is possible that such claims could seek to challenge the fairness or adequacy of any transaction announced by the Company, including the proposed transaction with Pharma Services Holding, or the process employed by the Company or the Special Committee, or seek to enjoin it. In the event that Plaintiffs’ elect to file any amended complaint, or in the event that any new litigation is filed, the Company will evaluate those claims and respond as appropriate.

The Company also is party to other legal proceedings incidental to its business. While the Company’s management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

15. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company will adopt these provisions, as required, in the third quarter of 2003; however, the Company has not assessed the impact of the adoption on its financial position or results of operations.

16. Subsequent Event

On April 10, 2003, the Company entered into a merger agreement with Pharma Services Holding, Inc. (“Pharma Services”) for the Company’s public shareholders to receive $14.50 per share in cash. Pharma Services was founded by Dennis B. Gillings, Ph.D., the Company’s Chairman of the Board and Founder, and One Equity Partners LLC, the private equity arm of Bank One Corporation. Dr. Gillings and certain of his affiliates will retain their equity interest in the Company. In addition, in order to finance the transaction, Pharma Services has received an equity commitment of $415.7 million from One Equity Partners LLC and debt commitments totaling $875 million from Citicorp North America, Inc. and Citigroup Global Markets Inc. Pharma Services also intends to use approximately $586 million of the Company’s existing cash to fund the transaction. The transaction, which is anticipated to be completed later in 2003, is subject to Pharma Services’ completion of its committed financing and customary conditions, including regulatory and shareholder approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward Looking Information

Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or “target” or the negative thereof or other variations thereof or comparable terminology.

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, uncertainties arising in connection with the proposed merger with a subsidiary of Pharma Services Holding, Inc., including the possibility that regulatory authorities and shareholders might not approve the merger or that other conditions to closing under the merger agreement may not be satisfied or waived, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from previous restructurings, our ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, our ability to operate successfully a new line of business, the risk that Verispan, our joint venture with McKesson Corporation relating to the informatics business, will not be successful, and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

Results of Continuing Operations

Three Months Ended March 31, 2003 and 2002

Gross revenues for the first quarter of 2003 were $511.6 million versus $493.3 million for the first quarter of 2002. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues are gross revenues less reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three months ended March 31

	2003	2002

Service revenues	$462,997	$474,320
Less: reimbursed service costs	94,341	95,153

Net service revenues	368,656	379,167
Commercial rights and royalties	30,658	14,194
Investments	17,952	4,782

Total net revenues	$417,266	$398,143

•	Service revenues were $463.0 million for the first quarter of 2003 compared to $474.3 million for the first quarter of 2002. Service revenues less reimbursed service costs, or net service revenues, for the first quarter of 2003 were $368.7 million, a decrease of $10.5 million or (2.8%) over net service revenues of $379.2 million for the first quarter of 2002. Included in net service revenues for the first quarter of 2002 was $12.7 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, was not included in net service revenues for 2003. Net service revenues for the first quarter of 2003 were positively impacted by approximately $27.6 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $11.4 million or 27.3% to $53.3 million for the first quarter of 2003 from the first quarter of 2002 and was positively impacted by $4.8 million due to the effect of foreign currency fluctuations. Net service revenues increased $35.8 million or 23.9% to $185.6 million for the first quarter of 2003 from the first quarter of 2002 in the Europe and Africa region, which was positively impacted by $23.4 million due to the effect of foreign currency fluctuations. Net service revenues decreased $57.8 million or (30.8%) to $129.7 million for the first quarter of 2003 from the first quarter of 2002 in the Americas region primarily as a result of the decline in the commercial services group revenues.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first quarter of 2003 were $30.7 million, an increase of $16.5 million over the first quarter 2002 commercial rights and royalties revenues of $14.2 million. Commercial rights and royalties revenues were positively impacted by approximately $3.8 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. These revenues include products for which we have acquired certain commercial rights, such as the dermatology products, Solaraze™ and ADOXA™. Also included are royalties or commissions on product sales that we receive in exchange for providing commercial or product development services. The $16.5 million increase is primarily the result of our acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its suite of dermatology products in March, 2002, our contract with Kos Pharmaceuticals, Inc., or KOSP, and contracts in Europe with two large pharmaceutical customers. These increases were partially offset by a reduction in revenue as a result of the completion of the services portion of our Scios, Inc., or SCIO, contract during the fourth quarter of 2002. For the first quarter of 2003, approximately 21.4% of our commercial rights and royalties revenues was attributable to our contracts with KOSP and Columbia Labs, Inc., or COB, approximately 32.0% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 44.7% was attributable to our suite of dermatology products and the remaining 1.9% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of our direct and indirect investments, for the first quarter of 2003 were $18.0 million versus $4.8 million for the first quarter of 2002. Investment revenues for the first quarter of 2003 included a $7.6 million gain from our investment in Triangle Pharmaceuticals, Inc., or VIRS, and a $11.0 million gain on the warrants to acquire 700,000 shares of SCIO as a result of the pending acquisition of SCIO by Johnson & Johnson, Inc. During the first quarter of 2003 and 2002, we recognized $820,000 and $400,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

Costs of revenues were $341.8 million for the first quarter of 2003 versus $342.5 million for the first quarter of 2002. Bonus expense included in cost of revenues increased approximately $4.2 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 as a result of our movement towards a more cash-based incentive program for our employees. Below is a summary of the costs of revenues (in thousands):

	Three months ended March 31

	2003	2002

Reimbursed service costs	$94,341	$95,153
Service costs	197,432	211,516
Commercial rights and royalties costs	29,830	14,278
Investment costs	—	158
Depreciation and amortization	20,148	21,389

	$341,751	$342,494

•	Reimbursed service costs were $94.3 million and $95.2 million for the first quarter of 2003 and 2002, respectively.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $197.4 million or 53.6% of net service revenues versus $211.5 million or 55.8% of net service revenues for the first quarter of 2003 and 2002, respectively. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $29.8 million for the first quarter of 2003 versus $14.3 million for the first quarter of 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $8.1 million and $11.2 million for the first quarter of 2003 and 2002, respectively. The three months ended March 31, 2003 includes three months of expenses of our Bioglan operations, which we acquired in March 2002, as well as the costs related to the launch and marketing of Solaraze™ and ADOXA™ and our contracts in Europe with two large pharmaceutical customers.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $158,000 for the first quarter of 2002.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $20.1 million for the first quarter of 2003 versus $21.4 million for the first quarter of 2002. This decrease is primarily a result of the transfer of our informatics group to Verispan.

General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $131.0 million or 31.4% of total net revenues for the first quarter of 2003 versus $127.2 million or 32.0% of total net revenues for the first quarter of 2002. General and administrative expenses increased approximately $3.8 million primarily due to a $2.9 million increase in expenses associated with changes to our employee cash-based incentive program and the effect of foreign currency fluctuations. These increases offset the reduction of approximately $5.1 million due to the transfer of our informatics group into the Verispan joint venture.

Net interest income, which represents interest income received from bank balances and investments in debt securities net of interest expense incurred on lines of credit, notes and capital leases, was $3.8 million for the first quarter of 2003 versus $3.3 million for the first quarter of 2002.

Other expense was $4.5 million for the first quarter of 2003 versus $1.1 million for the first quarter of 2002. The increase is a result of several factors, including the effects of foreign currency translations, disposals of assets and transaction costs. Included in the three months ended March 31, 2003 were approximately $3.7 million in foreign currency translation losses and $1.7 million of expenses related to the special committee of our Board of Directors and its financial and legal advisors.

Income before income taxes was $38.1 million or 9.1% of total net revenues for the first quarter of 2003 versus $25.8 million or 6.5% of total net revenues for the first quarter of 2002.

The effective income tax rate was 34.0% for the first quarter of 2003 versus 33.0% for the first quarter of 2002. Since we conduct operations on a global basis, our effective income tax rate may vary.

During the first quarter of 2003, we recognized $4,000 of losses from equity in unconsolidated affiliates and other which represents our pro rata share of net losses of unconsolidated affiliates, primarily Verispan’s net loss, net of minority interest in a consolidated subsidiary.

Effective January 2002, we changed our method for calculating deferred income taxes related to our multi-jurisdictional tax transactions. Under the previous method, we followed an incremental approach to measuring the deferred income tax benefit of our multi-jurisdictional transactions. Under this approach, we considered the income tax benefit from the step-up in tax basis, net of any potential incremental foreign income tax consequences determined by projecting taxable income, foreign source income, foreign tax credit provisions and the interplay of these items among and between their respective tax jurisdictions, based on different levels of intercompany foreign debt. Under the new method, we record deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. We believe the new method has become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. In order to effect this change, we recorded a cumulative effect adjustment of $45.7 million in the first quarter of 2002 which represents the reversal of the valuation allowance related to deferred income taxes on these multi-jurisdictional income tax transactions.

Net income was $25.2 million for the first quarter of 2003 versus $62.9 million for the first quarter of 2002. The net income for the first quarter of 2002 included $45.7 million for the cumulative effect of changing to a different method of recognizing deferred income taxes.

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the first quarter of 2003 and 2002, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2003	2002	Growth %	2003	Revenues	2002	Revenues

Product development	$250.0	$230.5	8.5%	$126.3	50.5%	$112.4	48.8%
Commercial services	126.7	147.2	(13.9)	44.9	35.4	50.8	34.5
PharmaBio Development	48.6	19.0	156.2	18.8	38.6	4.5	23.9
Informatics	—	12.7	(100.0)	—	—	4.5	35.2
Eliminations	(8.1)	(11.2)	—	—	—	—	—

	$417.3	$398.1	4.8%	$190.0	45.5%	$172.2	43.2%

The product development group’s financial performance improvement was a result of several factors, including an increase in revenues which was primarily a result of foreign currency fluctuations and improvement in the contribution margin due to greater efficiency and improved contract management. We believe that this group has realized most of the efficiencies which we originally set out to achieve from the prior year’s restructurings.

The commercial services group’s financial performance was negatively impacted by the completion of the services portion of the SCIO contract during the fourth quarter of 2002 and the difficult business conditions for large fee-for-service contracts in the United States. The impact of the revenue decline was offset by the effects of our cost management efforts.

The PharmaBio Development group’s increase in net revenues, which consist of commercial rights and royalties and investments, was primarily the result of investment gains, our March 2002 acquisition of certain assets of Bioglan and its suite of dermatology products and our two contracts in Europe. The investment gains for the three months ended March 31, 2003 included $7.6 million on our investment in VIRS and $11.0 million on the SCIO warrants which we own. The investment revenues (net of related costs) increased the contribution of this group by approximately $13.3 million when compared to the first quarter of 2002. In addition, this group benefited this quarter from a drug distributor increasing their purchases of Bioglan products, which we believe will have the effect of reducing revenues and contribution in this group in the second quarter of 2003. The services provided to PharmaBio Development by our commercial services group decreased approximately $3.1 million primarily as a result of the completion of the services portion of the SCIO contract during the fourth quarter of 2002.

The informatics group was transferred into the Verispan joint venture in May 2002 and is no longer a segment in 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $704.1 million at March 31, 2003 as compared to $644.3 million at December 31, 2002.

Cash provided by operations was $57.6 million for the three months ended March 31, 2003 versus $55.1 million for the comparable period of 2002.

Cash provided by investing activities was $2.8 million for the three months ended March 31, 2003 versus cash used in investing activities of $33.7 million for the comparable period of 2002. Investing activities consist primarily of the purchases and sales of equity securities and other investments, capital asset purchases, the purchases of commercial rights, and in the first quarter of 2002, the acquisition of certain assets of Bioglan.

Capital asset purchases required an outlay of cash of $9.4 million for the three months ended March 31, 2003 compared to an outlay of $10.7 million for the same period in 2002. The decrease was due primarily to the transfer of our informatics group to Verispan.

Cash used for the acquisition of commercial rights was $11.9 million for the three months ended March 31, 2003 as compared to an outlay of $3.8 million for the comparable period in 2002. The acquisitions for the three months ended March 31, 2003 included $4.1 million for the contracts with COB, $3.2 million of payments to SCIO, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $781,000 for the acquisition of product and marketing rights. On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million.

Purchases of equity securities and other investments required an outlay of cash of $393,000 for the three months ended March 31, 2003 compared to an outlay of $6.0 million for the same period in 2002. Proceeds from the sale of equity securities and other investments were $22.7 million during the three months ended March 31, 2003 as compared to $9.9 million for the same period in 2002. The proceeds received during the three months ended March 31, 2003 primarily resulted from the return on our investment in VIRS which was acquired by Gilead Sciences, Inc. in January 2003.

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	March 31, 2003	December 31, 2002

Trade service accounts receivable, net	$201,327	$227,636
Unbilled services	111,911	120,383
Unearned income	(227,223)	(239,598)

Net service receivables outstanding	$86,015	$108,421

Number of days of service revenues outstanding	17	21

The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

Investments in debt securities were $37.0 million at March 31, 2003 as compared to $36.7 million at December 31, 2002. Our investments in debt securities consist primarily of U.S. Government Securities, which are callable by the issuer at par, and money funds.

Investments in marketable equity securities decreased $16.8 million to $48.1 million at March 31, 2003 as compared to $64.9 million at December 31, 2002 primarily as a result of the return on our investment in VIRS which was acquired by Gilead in January 2003.

Investments in non-marketable equity securities and loans at March 31, 2003 were $46.3 million, as compared to $46.4 million at December 31, 2002.

Investments in unconsolidated affiliates, primarily Verispan, were $121.1 million at March 31, 2003 and December 31, 2002.

We have available to us a £10.0 million (approximately $15.7 million) unsecured line of credit and a £1.5 million (approximately $2.3 million) general banking facility with a U.K. bank. At March 31, 2003, we did not have any outstanding balances on these facilities.

In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002 which was subsequently extended to March 1, 2003. This authorization expired on March 1, 2003. We did not enter into any agreements to repurchase our common stock during the first quarter of 2003.

Shareholders’ equity at March 31, 2003 was $1.625 billion versus $1.598 billion at December 31, 2002.

The proposed merger described under the caption “Subsequent Event” calls for the use of a large portion of our existing cash as part of the financing for the transaction. In addition, the proposed merger calls for substantial debt financing and after the merger, assuming its completion, much of our available cash would be used to service the debt incurred in the merger.

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

Subsequent Event

On April 10, 2003, we entered into a merger agreement with Pharma Services Holding, Inc., or Pharma Services, for our public shareholders to receive $14.50 per share in cash. Pharma Services was founded by Dennis B. Gillings, Ph.D., our Chairman of the Board and Founder, and One Equity Partners LLC, the private equity arm of Bank One Corporation. Dr. Gillings and certain of his affiliates will retain their equity interest in us. In addition, in order to finance the transaction, Pharma Services has received an equity commitment of $415.7 million from One Equity Partners LLC and debt commitments totaling $875 million from Citicorp North America, Inc. and Citigroup Global Markets Inc. Pharma Services also intends to use approximately $586 million of our existing cash to fund the transaction. The transaction, which is anticipated to be completed later in 2003, is subject to Pharma Services’ completion of its committed financing and customary conditions, including regulatory and shareholder approvals.

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at March 31, 2003. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We may be adversely affected by customer concentration.

Although we did not have one customer that accounted for 10% of net service revenues for the three months ended March 31, 2003, one customer accounted for approximately 13% of our net service revenues for the three months ended March 31, 2002 due, in part, to the effect of a long term contract that is set to expire as of the end of 2003. These revenues resulted from services provided by the product development and commercial services groups. If this customer or any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

If we were unable to submit electronic records to the FDA, which meet the requirements of FDA regulations, this may adversely affect our customers when they submit the data concerned to the FDA in support of an application for approval of a product. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule” (“Part 11”) in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. If we are unable to achieve this objective, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Our proposed transaction with Pharma Services is subject to uncertainties.

Our proposed transaction with Pharma Services is subject to customary conditions, including regulatory and shareholder approval, and Pharma Services’ completion of its committed financing. If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed and our public shareholders would not receive $14.50 per share in cash. In addition, the merger agreement relating to the proposed transaction can be terminated prior to completion of the transaction under certain circumstances, including where we receive an acquisition proposal from a third party that our board believes is more favorable to our shareholders than the Pharma Services transaction (after following specific procedures described in our merger agreement with Pharma Services). If the merger agreement is terminated, the proposed transaction would not be completed, our public shareholders would not receive $14.50 per share in cash and, in certain circumstances, we could be required to pay Pharma Services a termination fee of $52 million, as well as reimburse its costs, fees and expenses up to $5 million. If the merger is not completed, our common stock would continue to trade on the Nasdaq National Market, however, the value of our stock could decline substantially below the $14.50 per share consideration in the merger. We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the third quarter of 2003. The closing of the proposed transaction could be delayed beyond the third quarter of 2003 due to many factors, including factors beyond the control of either party. In addition, we may not prevail in pending litigation regarding Pharma Services Company’s proposal to acquire us. An injunction or other adverse outcome in that litigation could have a material adverse effect on our financial condition, regardless of whether the merger is completed.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company did not have any material changes in market risk from December 31, 2002.

Item 4. Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chairman (principal executive officer) and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) provide reasonable assurances that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On January 22, 2002, Federal Insurance Company and Chubb Custom Insurance Company filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the litigation described in the prior paragraph and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We believe the allegations made by Federal and Chubb are without merit and are defending this case vigorously.

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

On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until we provide the notice contemplated by the Case Management Order. On April 10, 2003, our Board of Directors approved a merger agreement with Pharma Services Holding, Inc. for the public shareholders to receive $14.50 per share in cash. We anticipate filing a proxy statement and holding a special meeting later this year at which shareholders will vote on the transaction. Under the terms of the Case Management Order, we are required to give Plaintiff’s counsel and Court notice of a change-of-control transaction involving us at least forty (40) days prior to the closing of such a transaction. Plaintiffs are required to serve an amended consolidated complaint within thirty (30) calendar days of the notice. We believe the original lawsuits are without merit and we intend to defend these claims vigorously. The scope or substance of any new or additional claims that might be asserted by Plaintiffs in the pending litigation, or through independent actions by Plaintiffs or any other shareholder, cannot be determined with certainty at this time, but it is possible that such claims could seek to challenge the fairness or adequacy of any transaction announced by us, including the proposed transaction with Pharma Services Holding, or the process employed by us or the Special Committee, or seek to enjoin it. In the event that Plaintiffs’ elect to file any amended complaint, or in the event that any new litigation is filed, we will evaluate those claims and respond as appropriate.

We also are party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2003, options to purchase 13,000 shares of our common stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

Item 3. Defaults upon Senior Securities — Not applicable

Item 4. Submission of Matters to a Vote of Security Holders – Not applicable

Item 5. Other Information – Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

(b)	No reports on Form 8-K were filed or furnished during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date	May 1, 2003	/s/ Dennis B. Gillings

Dennis B. Gillings, Chairman

Date	May 1, 2003	/s/ Pamela J. Kirby

Pamela J. Kirby, Chief Executive Officer

Date	May 1, 2003	/s/ James L. Bierman

James L. Bierman, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dennis B. Gillings, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quintiles Transnational Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 1, 2003

/s/ Dennis B. Gillings

Dennis B. Gillings, Ph.D. Chairman

I, James L. Bierman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quintiles Transnational Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 1, 2003

/s/ James L. Bierman

James L. Bierman Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]