Form 10-Q
period 2003-06-30
QUINTILES TRANSNATIONAL CORP
filed 2003-08-13
CIK 919623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the Quarterly Period Ended June 30, 2003

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

      The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2003 was 118,501,009.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$754,519	$644,284
Trade accounts receivable and unbilled services, net	342,418	353,535
Investments in debt securities	593	27,218
Prepaid expenses	34,006	22,516
Other current assets and receivables	47,295	42,654

Total current assets	1,178,831	1,090,207

Property and equipment	496,257	475,543
Less accumulated depreciation	(234,243)	(213,385)

	262,014	262,158
Intangibles and other assets:
Investments in debt securities	10,101	9,453
Investments in marketable equity securities	53,064	64,926
Investments in non-marketable equity securities and loans	48,427	46,449
Investments in unconsolidated affiliates	121,135	121,101
Commercial rights and royalties	138,389	131,536
Goodwill	74,141	70,133
Other identifiable intangibles, net	134,899	142,715
Deferred income taxes	171,300	174,534
Deposits and other assets	34,616	38,871

	786,072	799,718

Total assets	$2,226,917	$2,152,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$239,694	$238,269
Credit arrangements	19,397	21,719
Unearned income	230,340	239,606
Income taxes payable	17,528	20,067
Other current liabilities	2,589	2,073

Total current liabilities	509,548	521,734
Long-term liabilities:
Credit arrangements, less current portion	16,076	18,855
Other liabilities	20,905	13,108

	36,981	31,963

Total liabilities	546,529	553,697
Shareholders’ equity:
Preferred stock, none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock and additional paid-in capital, 118,501,009 and 117,850,597 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	887,355	881,927
Retained earnings	771,218	716,465
Accumulated other comprehensive income (loss)	21,815	(6)

Total shareholders’ equity	1,680,388	1,598,386

Total liabilities and shareholders’ equity	$2,226,917	$2,152,083

The accompanying notes are an integral part of these condensed consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Gross revenues	$520,033	$498,233	$1,031,640	$991,529
Costs, expenses and other:
Costs of revenues	348,409	347,898	690,160	690,392
General and administrative	137,232	125,895	268,236	253,128
Interest (income) expense, net	(4,360)	(3,436)	(8,128)	(6,698)
Other expense (income), net	(6,062)	(2,198)	(1,563)	(1,129)

	475,219	468,159	948,705	935,693

Income before income taxes	44,814	30,074	82,935	55,836
Income tax expense	15,237	9,925	28,198	18,426

Income before equity in earnings of unconsolidated affiliates and other	29,577	20,149	54,737	37,410
Equity in earnings of unconsolidated affiliates and other	20	477	16	477

Income from operations	29,597	20,626	54,753	37,887
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	—	45,659

Net income	$29,597	$20,626	$54,753	$83,546

Basic net income per share:
Income from operations	$0.25	$0.17	$0.46	$0.32
Cumulative effect of change in accounting principle	—	—	—	0.39

Basic net income per share	$0.25	$0.17	$0.46	$0.70

Diluted net income per share:
Income from operations	$0.25	$0.17	$0.46	$0.32
Cumulative effect of change in accounting principle	—	—	—	0.38

Diluted net income per share	$0.25	$0.17	$0.46	$0.70

Shares used in computing net income per share:
Basic	118,420	118,352	118,261	118,518
Diluted	119,393	118,944	118,871	119,553

The accompanying notes are an integral part of these condensed consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Operating activities
Net income	$54,753	$83,546
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	(45,659)

Income from operations	54,753	37,887
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	45,743	43,787
Restructuring charge (payments) accrual, net	(4,070)	(14,862)
(Gain) loss from sales and impairments of investments, net	(28,448)	(11,048)
Provision for (benefit from) deferred income tax expense	1,374	(4,131)
Change in operating assets and liabilities	(4,616)	40,259
Other	(1,268)	531

Net cash provided by operating activities	63,468	92,423

Investing activities
Acquisition of property and equipment	(24,206)	(21,186)
Acquisition of businesses, net of cash acquired	—	(25,450)
Acquisition of commercial rights	(18,104)	(7,080)
Proceeds from disposition of property and equipment	4,151	1,674
Proceeds from (purchases of) debt securities, net	25,846	(666)
Purchases of equity securities and other investments	(5,131)	(8,283)
Proceeds from sale of equity securities and other investments	53,815	18,540
Advances to unconsolidated affiliates	—	(10,000)

Net cash provided by (used in) investing activities	36,371	(52,451)

Financing activities
Principal payments on credit arrangements, net	(9,579)	(5,725)
Issuance of common stock, net	5,079	6,828
Repurchase of common stock	—	(25,244)

Net cash used in financing activities	(4,500)	(24,141)

Effect of foreign currency exchange rate changes on cash	14,896	11,082

Increase in cash and cash equivalents	110,235	26,913
Cash and cash equivalents at beginning of period	644,284	565,063

Cash and cash equivalents at end of period	$754,519	$591,976

The accompanying notes are an integral part of these condensed consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Quintiles Transnational Corp. (the “Company”), as amended.

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

      Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during the three months ended June 30, 2003 and 2002 was $4.33 and $4.04 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Employee
	Stock Options
	Three Months
	Ended June 30,

	2003	2002

Expected dividend yield	0%	0%
Risk-free interest rate	1.8%	3.4%
Expected volatility	40.0%	40.0%
Expected life (in years from vesting)	0.89	0.89

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. All available option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. The Company suspended its employee stock purchase plan effective April 2003 due to the pending transaction with Pharma Services Holding, Inc. (“Pharma Services”).

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income as reported	$29,597	$20,626	$54,753	$83,546
Less: pro forma adjustment for stock-based compensation, net of income tax	(3,662)	(3,888)	(7,481)	(7,869)

Pro forma net income	$25,935	$16,738	$47,272	$75,677

Basic net income per share:
As reported	$0.25	$0.17	$0.46	$0.70
Pro forma	0.22	0.14	0.40	0.64

Effect of pro forma adjustment	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Diluted net income per share:
As reported	$0.25	$0.17	$0.46	$0.70
Pro forma	0.22	0.14	0.40	0.63

Effect of pro forma adjustment	$(0.03)	$(0.03)	$(0.06)	$(0.07)

3.     Accounts Receivable and Unbilled Services

      Accounts receivable and unbilled services consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Trade:
Billed	$228,173	$240,295
Unbilled services	119,819	118,501

	347,992	358,796
Allowance for doubtful accounts	(5,574)	(5,261)

	$342,418	$353,535

      The Company has approximately $97.7 million and $107.4 million of billed accounts receivable outstanding at June 30, 2003 and December 31, 2002, respectively, which represents contractual billings with a corresponding amount in unearned income on the accompanying balance sheet.

4.     Commercial Rights and Royalties

      Commercial rights and royalty assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

SCIO	$29,958	$40,661
KOSP	26,628	17,602
COB (Women’s Health)	5,713	3,273
COB (StriantTM)	6,090	—
LLY	70,000	70,000

Total	$138,389	$131,536

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a brief description of these agreements:

      In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ for angina in the United States and Canada. Under the terms of the May 1999 agreement, the Company purchased 1,043,705 shares of CVTX’s common stock for $5 million; the Company owned no shares of CVTX as of June 30, 2003. The May 1999 agreement also made available a $10 million credit line for pre-launch sales and marketing activities. The May 1999 agreement further provided that if Ranexa™, which has been submitted to the United States Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for review, were approved, the Company would provide a $10 million milestone payment to CVTX which was to be used to pay off any outstanding balances on the credit line. The May 1999 agreement also required the Company to make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Under the May 1999 agreement, the Company committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return the Company was to receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranexa™ in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company was also to receive royalties in years six and seven. As of June 30, 2003, the Company had not made any payments to CVTX under the May 1999 agreement in connection with the line of credit or milestone arrangement and has not funded commercialization and marketing activities nor had the Company received any royalties from CVTX. In July 2003, CVTX and the Company entered into a new agreement that superceded the prior agreement. Under the terms of the July 2003 agreement, all rights to Ranexa™ reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received 200,000 warrants to purchase shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. CVTX also is obligated to purchase from the Company, within six months of the approval of Ranexa™, services of at least $10 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10 million in purchased services. The new agreement reduces the annual contingent commitments discussed below by approximately $22 million per year, and it reduces the remaining loan commitments discussed in “Investments: Non-Marketable Equity Securities and Loans” by $10 million.

      In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of June 30, 2003, the Company has capitalized 251.8 million philippino pesos (approximately $4.7 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

      In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. The $30 million in payments are included in the net present value calculation, which serves as the basis for revenue to be recognized over the service period. As of June 30, 2003, $30 million has been paid by the Company. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. Through June 30, 2003, the Company received payments totaling approximately $17.6 million, of which approximately $16.6 million was received during the six months ended June 30, 2003. The proceeds are reported in the accompanying statement of cash flows as an operating activity — change in operating assets and liabilities.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initially, the Company also received a warrant to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrant. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. The early settlement of the Company’s service obligation did not affect the continuing royalty obligation of SCIO. On April 29, 2003, Johnson & Johnson consummated its acquisition of SCIO and the Company received $17.5 million for the warrant that the Company owned (see “Derivatives”). At June 30, 2003, the Company had a commercial rights and royalties asset related to the SCIO agreement of $30.0 million. In August 2003, SCIO made a final payment to the Company in the amount of $46.1 million under an agreement reached to terminate the SCIO agreement, including the payment and royalty obligations. This final payment will reduce the SCIO commercial rights and royalties balance to zero. Total royalty payments received were $63.6 million. The Company expects to report a gain of approximately $16 million in the third quarter of 2003, related to these events.

      In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZINTM, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZINTM and a milestone-based $6 million line of credit which is convertible into PLTT’s common stock, of which $4 million was funded by the Company as of June 30, 2003. Further, based on achieving certain milestones, the Company has committed to paying 50% of sales and marketing activities for AIROZINTM over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZINTM. The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

      In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of June 30, 2003, the Company has made $5.7 million available under the line of credit, of which $1.8 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has also agreed to pay the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of DSCO common stock included participation rights to acquire additional shares of DSCO. The Company exercised its participation rights in two such transactions with DSCO. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with detachable warrants to purchase 119,811 shares of DSCO common stock for $517,000. During June 2003, the Company purchased an additional 218,059 shares of DSCO common stock along with detachable warrants to purchase 43,612 shares of DSCO common stock for $1.2 million.

      In December 2001, the Company acquired the license to market SkyePharma’s SolarazeTM skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company will amortize the rights in proportion to the revenues earned over the 14 year-life of the license. The Company has a commitment to pay royalties to SkyePharma based on a

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage of net sales of SolarazeTM. Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company’s ownership rights in the SolarazeTM NDA and Investigational New Drug.

      In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company will provide, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, will commercialize Advicor® and Niaspan® for two years. In return, the Company received warrants to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended June 30, 2003, of $50 million and $65 million, respectively, over the life of the agreement. Through June 30, 2003, the Company has received payments totaling approximately $4.6 million. The proceeds are reported in the accompanying statement of cash flows as an operating activity — change in operating assets and liabilities.

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

      The acquisition resulted in total intangible assets of $29.3 million. The Company will amortize the intangible assets in proportion to the revenues earned over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

      During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003, the Company exercised its rights to terminate the contract in Germany. The Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of June 30, 2003, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territories of Belgium and Italy to be approximately $22 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. Revenues under these agreements will be recognized as they are earned and costs expensed as incurred.

      In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for CymbaltaTM in the United States. LLY has submitted a NDA for CymbaltaTM, which is currently under review by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of CymbaltaTM for the five years following product launch. The sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million of which $70 million was paid in 2002 and the remaining $40 million is due throughout the four quarters following FDA approval. The $70 million in payments made by the Company is on an at-risk basis,

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is not refundable in the event the FDA does not grant final approval for CymbaltaTM. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY’s manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of CymbaltaTM by LLY or sublicense of CymbaltaTM to third parties, if any. The $110 million in payments will be capitalized and amortized ratably as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. In return for the P1 position for CymbaltaTM and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. CymbaltaTM sales for depression and other neuroscience indications over the five year service period followed by a 3% royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels. The Company or LLY has the ability to cancel this agreement if CymbaltaTM is not approved by January 31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for CymbaltaTM based on concerns over LLY’s manufacturing processes and facilities.

      In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: ProchieveTM 8%, ProchieveTM 4%, Advantage-S® and RepHreshTM. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each which commenced in the third quarter of 2002. In return the Company will receive royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the second quarter of 2003. The Company has paid $4.5 million as of June 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products. The purchase of the COB common stock included participation rights to acquire additional shares of COB. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of COB for $664,000.

      In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $5.7 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $7.2 million) of which 2.2 million euros (approximately $2.3 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 5.5 million euros (approximately $5.8 million) as of June 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights. The Company has also provided 600,000 euros in services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

      In March 2003, the Company entered into an agreement with COB to commercialize COB’s StriantTM testosterone buccal bioadhesive product in the United States. COB has submitted an NDA for StriantTM, which was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company will pay to COB five quarterly payments of $3.0 million each which commenced in the second quarter of 2003. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of StriantTM and are

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The Company has paid $6.0 million as of June 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term.

      The Company has firm commitments under the arrangements described above to provide funding of approximately $313.1 million in exchange for various commercial rights. As of June 30, 2003, the Company has funded approximately $237.6 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $115-140 million per year for a period of five to six years, subject to certain limitations and varying time periods.

      Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Milestone payments	$6,000	$3,000	$—	$—	$—	$—	$9,000
Sales force commitments	15,160	17,521	15,949	5,243	3,916	619	58,408
Licensing and distribution rights	4,556	2,522	966	—	—	—	8,044

	$25,716	$23,043	$16,915	$5,243	$3,916	$619	$75,452

5.     Investments — Marketable Equity Securities

      The Company has entered into financial arrangements with various customers and other parties in which the Company makes payments in return for equity investments. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of June 30, 2003 is as follows (in thousands, except share data):

	Trading	Number of		Fair Market
Company	Symbol	Shares	Cost Basis	Value

Common Stock:
The Medicines Company	MDCO	1,530,320	$6,672	$29,857
Columbia Laboratories, Inc.	COB	1,121,610	5,500	12,618
Discovery Laboratories, Inc.	DSCO	1,276,210	4,116	8,193
Other			1,463	2,396

Total marketable equity securities			$17,751	$53,064

      In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other-than-temporary, the Company recognized losses in the second quarter of 2003 of $282,000 due to the impairment of marketable equity securities. No such losses were recognized in the second quarter of 2002.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments — Non-marketable Equity Securities and Loans

      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of June 30, 2003 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment

Venture capital funds	$31,297	$19,052
Equity investments (seven companies)	10,316	—
Convertible loans (three companies)	4,879	2,351
Loans (two companies)	1,935	16,677

Total non-marketable equity securities and loans	$48,427	$38,080

      Below is a table representing management’s best estimate as of June 30, 2003 of the amount and timing of the above remaining funding commitments ($ in thousands):

	2003	2004	Total

Venture capital funds	$8,697	$10,355	$19,052
Convertible loans	2,351	—	2,351
Loans	1,500	15,177	16,677

	$12,548	$25,532	$38,080

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

      The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $2.5 million and $400,000 of losses due to such impairments in the six months ended June 30, 2003 and 2002, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees.

7.     Derivatives

      The Company may from time to time acquire derivative instruments, primarily warrants, of companies in which a current market value is not readily available. As such, these instruments are included in deposits and other assets. When acquired, the Company records warrants at their fair value. Subsequently, warrants are marked to market each period with changes in their fair values being recognized as investment gains and losses in the accompanying statement of operations. As a result of subsequent evaluations and completion of the SCIO acquisition by Johnson & Johnson, Inc., the Company recognized gains of $11.0 million and

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million on the warrant to acquire 700,000 shares of SCIO during the first and second quarters of 2003, respectively.

8.     Goodwill and Identifiable Intangible Assets

      Identifiable intangible assets consist primarily of software, which are amortized over the estimated useful life ranging from three to five years, and licensing and distribution rights, which are amortized ratably, based on estimated cash flows, over the life of the rights or service period ranging from five to 15 years. Amortization expense associated with identifiable intangible assets was $10.1 million and $6.5 million for the three months ended June 30, 2003 and 2002, respectively, and $20.0 million and $12.4 million for the six months ended June 30, 2003 and 2002, respectively.

      The following is a summary of identifiable intangible assets as of June 30, 2003 (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount

Identifiable intangible assets:
Software and related assets	$156,271	$99,539	$56,732
Product licensing and distribution rights	89,496	11,329	78,167

	$245,767	$110,868	$134,899

      Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $38.7 million, $32.1 million, $26.5 million, $18.5 million and $13.7 million for each of the years in the five-year period ended December 31, 2007, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

      The following is a summary of goodwill by segment as of June 30, 2003 (in thousands):

	Product	Commercial
	Development	Services	Consolidated

Balance as of December 31, 2002	$38,918	$31,215	$70,133
Impact of foreign currency fluctuations	3,140	868	4,008

Balance as of June 30, 2003	$42,058	$32,083	$74,141

9.     Stock Repurchase

      The Company was authorized by its Board of Directors in March 2001 to repurchase up to $100 million of the Company’s Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. The authorization expired March 1, 2003. The Company did not repurchase any shares of its Common Stock during the six months ended June 30, 2003.

10.     Significant Customers

      No customer accounted for 10% of consolidated gross service revenues less reimbursed service costs for the three or six months ended June 30, 2003. One customer accounted for 11.3% and 11.9% of consolidated gross service revenues less reimbursed service costs for the three and six months ended June 30, 2002, respectively. The revenues were derived from the product development, commercial services and informatics groups.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Investment Revenues

      The following table is a summary of investment revenues for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Marketable equity and derivative securities:
Gross realized gains	$13,237	$6,399	$32,009	$11,607
Gross realized losses	—	(66)	—	(92)
Impairment losses	(282)	—	(282)	—
Non-marketable equity securities and loans:			—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Impairment losses	(1,648)	—	(2,468)	(400)

	$11,307	$6,333	$29,259	$11,115

12.     Restructuring Charge

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

      Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of the 2002 Plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of June 30, 2003, 89 individuals have been terminated.

      As of June 30, 2003, the following amounts were recorded for the 2002 restructuring plans (in thousands):

Activity Six Months Ended June 30, 2003

	Balance at	Write-Offs/	Balance at
	December 31, 2002	Payments	June 30, 2003

Severance and related costs	$2,066	$(975)	$1,091
Exit costs	154	(18)	136

	$2,220	$(993)	$1,227

      During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to severance costs from the reorganization of the Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide were to be eliminated and as of June 30, 2003, all individuals which were to be terminated under this plan have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions have been eliminated in each of the segments.

      As of June 30, 2003, the following amounts were recorded for the 2001 restructuring plans (in thousands):

Activity Six Months Ended June 30, 2003

	Balance at	Write-Offs/	Balance at
	December 31, 2002	Payments	June 30, 2003

Severance and related costs	$1,306	$(998)	$308
Exit costs	3,381	(1,102)	2,279

	$4,687	$(2,100)	$2,587

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

      Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan (“2000 Follow-On Plan”) resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of June 30, 2003, all individuals which were to be terminated under this plan have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

      As of June 30, 2003, the following amounts were recorded for the 2000 restructuring plans (in thousands):

Activity Six Months Ended June 30, 2003

	Balance at	Write-Offs/	Balance at
	December 31, 2002	Payments	June 30, 2003

Severance and related costs	$117	$(53)	$64
Exit costs	1,443	(923)	520

	$1,560	$(976)	$584

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the restructuring plans, the Company has approximately 230,000 square feet of abandoned leased facilities as of June 30, 2003. A portion of these facilities has been subleased and the Company is pursuing disposition of the remaining abandoned facilities. Below is a summary of the total lease obligations for the abandoned facilities (in thousands):

2003	$2,284
2004	2,990
2005	2,321
2006	2,265
Thereafter	7,118

Gross abandoned lease obligations	16,978
Less: sublease/restructuring accrual	(4,389)

Total obligation in excess of existing subleases and related restructuring accrual balances	$12,589

13.     Net Income Per Share

      The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average shares:
Basic weighted average shares	118,420	118,352	118,261	118,518
Effect of dilutive securities:
Stock options	973	592	610	1,035

Diluted weighted average shares	119,393	118,944	118,871	119,553

      Options to purchase approximately 19.7 million and 27.0 million shares of the Company’s Common Stock were outstanding during the three and six months ended June 30, 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the Company’s Common Stock and, therefore, the effect would be antidilutive.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Comprehensive Income

      The following table represents the Company’s comprehensive income for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$29,597	$20,626	$54,753	$83,546
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income taxes	10,398	(12,828)	13,209	(11,178)
Reclassification adjustment, net of income taxes	(4,780)	(4,597)	(9,587)	(7,750)
Minimum pension liability, net of income taxes	—	—	(3,098)	—
Foreign currency adjustment	17,416	32,263	21,297	24,447

Comprehensive income	$52,631	$35,464	$76,574	$89,095

15.     Pending Transaction

      On April 10, 2003, the Company entered into a merger agreement with Pharma Services for the Company’s public shareholders to receive $14.50 per share in cash. Pharma Services was founded by Dennis B. Gillings, Ph.D., the Company’s Chairman of the Board and Founder, and One Equity Partners LLC, the private equity arm of Bank One Corporation. It is anticipated that Dr. Gillings and certain of his affiliates will exchange all or a portion of their equity interest in the Company for equity securities of Pharma Services. In addition, in order to finance the transaction, Pharma Services has received an equity commitment of $415.7 million from One Equity Partners LLC and debt commitments totaling $840 million from Citicorp North America, Inc. and Citigroup Global Markets Inc. Pharma Services also intends to use approximately $581 million of the Company’s existing cash to fund the transaction. The transaction is subject to Pharma Services’ completion of its committed financing and customary conditions, including regulatory and Company shareholder approvals.

16.     Segments

      The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group. The informatics group was transferred to a joint venture in May 2002. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. Intersegment revenues have been eliminated (in thousands):

Three Months Ended June 30, 2003

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$251,374	$127,959	$—	$—	$379,333
Intersegment	—	10,893	—	(10,893)	—

Total net services	251,374	138,852	—	(10,893)	379,333
Reimbursed service costs	81,627	15,170	—	—	96,797

Gross service revenues	333,001	154,022	—	(10,893)	476,130
Commercial rights and royalties	—	—	32,596	—	32,596
Investment	—	—	11,307	—	11,307

Total revenues	$333,001	$154,022	$43,903	$(10,893)	$520,033

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

$128,080	$50,713	$13,336	$—	$192,129

Three Months Ended June 30, 2002

	Product	Commercial		PharmaBio
	Development	Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$231,231	$122,092	$7,657	$—	$—	$360,980
Intersegment	—	12,342	—	—	(12,342)	—

Total net services	231,231	134,434	7,657	—	(12,342)	360,980
Reimbursed service costs	84,713	23,187	19	—	—	107,919

Gross service revenues	315,944	157,621	7,676	—	(12,342)	468,899
Commercial rights and royalties	—	—	—	23,001	—	23,001
Investment	—	—	—	6,333	—	6,333

Total revenues	$315,944	$157,621	$7,676	$29,334	$(12,342)	$498,233

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

$115,699	$49,617	$3,554	$2,743	$—	$171,613

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2003

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$501,410	$246,579	$—	$—	$747,989
Intersegment	—	18,988	—	(18,988)	—

Total net services	501,410	265,567	—	(18,988)	747,989
Reimbursed service costs	161,783	29,355	—	—	191,138

Gross service revenues	663,193	294,922	—	(18,988)	939,127
Commercial rights and royalties	—	—	63,254	—	63,254
Investment	—	—	29,259	—	29,259

Total revenues	$663,193	$294,922	$92,513	$(18,988)	$1,031,640

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

$254,394	$95,623	$32,116	$—	$382,133

Six Months Ended June 30, 2002

	Product	Commercial		PharmaBio
	Development	Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$461,688	$258,112	$20,347	$—	$—	$740,147
Intersegment	—	23,554	—	—	(23,554)	—

Total net services	461,688	281,666	20,347	—	(23,554)	740,147
Reimbursed service costs	153,500	49,550	22	—	—	203,072

Gross service revenues	615,188	331,216	20,369	—	(23,554)	943,219
Commercial rights and royalties	—	—	—	37,195	—	37,195
Investment	—	—	—	11,115	—	11,115

Total revenues	$615,188	$331,216	$20,369	$48,310	$(23,554)	$991,529

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

$228,112	$100,385	$8,024	$7,283	$—	$343,804

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Depreciation and amortization expense:
Product development	$14,427	$14,692	$29,374	$29,114
Commercial services	5,875	5,298	10,866	10,514
Informatics	—	1,038	—	2,559
PharmaBio Development (included in contribution)	2,595	716	5,090	1,119
Corporate	203	250	413	480

Total depreciation and amortization expense	$23,100	$21,994	$45,743	$43,786

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Commitments and Contingencies

      On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of the Company, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. On June 27, 2003, the parties entered into a settlement memorandum following a mediated settlement conference. The parties are in the process of preparing final settlement documents, which would memorialize payments by several defendants to individual study participants or their representatives. The Company believes that its contribution will be covered by insurance or, in the alternative, will not represent a material amount to the Company.

      On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier, and Federal, the Company’s excess liability carrier, seek to rescind the policies issued to the Company for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in the class action lawsuit filed on January 26, 2001 and described above and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to the Company’s position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The Company believes the allegations made by Federal and Chubb are without merit and is defending this case vigorously.

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by certain of the Company’s shareholders seeking to enjoin the consummation of the initial transaction proposed by Pharma Services Company (a company controlled by Dennis B. Gillings, Ph.D.) to acquire all the Company’s outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits name as defendants Dr. Gillings, other members of the Company’s Board of Directors, the Company and, in some cases Pharma Services Company. The complaints allege, among other things, a breach of fiduciary duties by the directors with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. On November 11, 2002, a Special Committee of the Company’s Board of Directors announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to the Company for purposes of enhancing shareholder value, including the possibility of a sale of the Company and alternatives that would keep the Company independent and publicly owned. On January 6, 2003, the North Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until the Company provides notice of a change-of-control transaction.

      On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until the Company provides the notice contemplated by the Case Management Order. On April 10, 2003, the Company’s Board

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Directors approved a merger agreement with Pharma Services Holding, Inc. which provides for payment to the Company’s shareholders of $14.50 per share in cash. The Company expects to hold a special meeting later this year at which time the shareholders will vote on the proposed transaction. On June 25, 2003, counsel for the parties signed a Memorandum of Understanding, in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all defendants including the Company and the Company’s Board of Directors. The settlement is conditional, among other things, on the execution of a formal Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation of Settlement”), certification of a shareholder “class” for purposes of the settlement only, consummation of the merger transaction and final approval of the settlement by the Court after Notice to the class and a fairness hearing. The settlement contemplates that plaintiffs’ lead counsel will apply to the Court for an award of attorneys’ fees and costs in an amount not to exceed $450,000. Any attorneys’ fees and costs awarded by the Court, up to $450,000, and costs of identifying and notifying members of the settlement class would be paid by the Company. No other payments would be required from the Company or any other party under the terms of the settlement. The parties are currently finalizing the terms of the Stipulation of Settlement, class notice and related documents. As contemplated by the Stipulation of Settlement, the plaintiffs have filed an amended class action complaint to address the proposed merger. The Company denies any liability alleged in the amended complaint and, in the event the settlement is not consummated for any reason, the Company intends to defend these claims vigorously.

      On June 13, 2003, ENVOY Corporation (“ENVOY”) and Federal filed suit against the Company, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. Plaintiffs reached settlement in principle, in the amount of $11 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). Plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD Corporation, ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. The Company believes that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.

      The Company also is party to other legal proceedings incidental to its business. While the Company’s management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

18.     Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company will adopt these provisions, as required, in the third quarter of 2003. The Company believes the adoption will not have a material impact on its financial position or results of operations.

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

Results of Continuing Operations

Three Months Ended June 30, 2003 and 2002

      Gross revenues for the second quarter of 2003 were $520.0 million versus $498.2 million for the second quarter of 2002. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues are gross revenues less reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Service revenues	$476,130	$468,899
Less: reimbursed service costs	96,797	107,919

Net service revenues	379,333	360,980
Commercial rights and royalties	32,596	23,001
Investments	11,307	6,333

Total net revenues	$423,236	$390,314

•	Service revenues were $476.1 million for the second quarter of 2003 compared to $468.9 million for the second quarter of 2002. Service revenues less reimbursed service costs, or net service revenues, for the second quarter of 2003 were $379.3 million, an increase of $18.4 million or 5.1% over net service revenues of $361.0 million for the second quarter of 2002. Included in net service revenues for the second quarter of 2002 was $7.7 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for the second quarter of 2003. Net service revenues for the second quarter of 2003 were positively impacted by approximately $26.7 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $9.4 million or 20.3% to $55.6 million for the second quarter of 2003 from the second quarter of 2002 and were positively impacted by $3.5 million due to the effect of foreign currency fluctuations. Net service revenues increased $10.2 million or 6.5% to $166.6 million for the second quarter of 2003 from the second quarter of 2002 in the Europe and Africa region, which was positively impacted by $23.6 million due to the effect of foreign currency fluctuations. The commercial services group experienced difficult business conditions with our syndicated sales forces in two of the countries, primarily the United Kingdom and France. Net service revenues decreased $1.2 million or (0.8%) to $157.1 million for the second quarter of 2003 from the second quarter of 2002 in the Americas region primarily as a result of a decline in the commercial service revenues in the United States.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the second quarter of 2003 were $32.6 million, an increase of $9.6 million over the second quarter 2002 commercial rights and royalties revenues of $23.0 million. Commercial rights and royalties revenues were positively impacted by approximately $4.3 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. The $9.6 million increase is primarily the result of (1) the successful launch of our dermatology products which contributed $14.8 million of revenues during the second quarter of 2003 versus $3.9 million during the second quarter of 2002, (2) our contracts with Kos Pharmaceuticals, Inc., or KOSP, and Columbia Labs, Inc., or COB, which contributed $8.1 million during the second quarter of 2003 versus $4.9 million during the second quarter of 2002, and (3) contracts in Europe with two large pharmaceutical customers which contributed approximately $9.0 million of revenues during the second quarter of 2003 versus $4.8 million during the second quarter of 2002. These increases were partially offset by a decrease of approximately $7.7 million of revenues under our Scios, Inc., or SCIO, contract as a result of the completion of the services portion of the contract during the fourth quarter of 2002 and a decrease of approximately $1.1 million relating to other miscellaneous contracts. For the second quarter of 2003, approximately 24.9% of our commercial rights and royalties revenues was attributable to our contracts with KOSP and COB, approximately 27.6% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 45.5% was attributable to our suite of dermatology products and the remaining 2.0% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the second quarter of 2003 were $11.3 million versus $6.3 million for the second quarter of 2002. Investment revenues for the second quarter of 2003 included gains of $12.0 million from the sale of a portion of our equity investments, primarily in The Medicines Company, or MDCO. During the second quarter of 2003, we recognized $1.9 million of impairment losses on investments whose decline in fair value was considered to be other-than-temporary. No impairment losses were recognized during the second quarter of 2002.

      Costs of revenues were $348.4 million for the second quarter of 2003 versus $347.9 million for the second quarter of 2002. Below is a summary of the costs of revenues (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Reimbursed service costs	$96,797	$107,919
Service costs	200,540	192,110
Commercial rights and royalties costs	30,567	26,570
Investment costs	—	21
Depreciation and amortization	20,505	21,278

	$348,409	$347,898

•	Reimbursed service costs were $96.8 million and $107.9 million for the second quarter of 2003 and 2002, respectively.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $200.5 million or 52.9% of net service revenues versus $192.1 million or 53.2% of net service revenues for the second quarter of 2003 and 2002, respectively. Service costs were negatively impacted by approximately $14.0 million from the effect of foreign currency fluctuations. The 30 basis point reduction, as a percentage of net service revenues, is primarily a result of the residual effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $30.6 million for the second quarter of 2003 versus $26.6 million for the second quarter of 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $10.9 million and $12.3 million for the second quarter of 2003 and 2002, respectively.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $21,000 for the second quarter of 2002.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $20.5 million for the second quarter of 2003 versus $21.3 million for the second quarter of 2002. This decrease is primarily a result of the transfer of our informatics group to Verispan.

      General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $137.2 million or 32.4% of total net revenues for the second quarter of 2003 versus $125.9 million or 32.3% of total net revenues for the second quarter of 2002. General and administrative expenses were negatively impacted by approximately $9.6 million resulting from the effect of foreign currency fluctuations, primarily the euro and British pound. The negative impact of foreign currency fluctuations offset a reduction in expenses of approximately $3.6 million due to the transfer of our informatics group into the Verispan joint venture.

      Net interest income, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $4.4 million for the second quarter of 2003 versus $3.4 million for the second quarter of 2002.

      Other income was $6.1 million for the second quarter of 2003 versus $2.2 million for the second quarter of 2002. Included in the three months ended June 30, 2003 were approximately $8.3 million in foreign currency translation gains which were partially offset by approximately $2.2 million of expenses related to the special committee of our Board of Directors and its financial and legal advisors.

      Income before income taxes was $44.8 million or 10.6% of total net revenues for the second quarter of 2003 versus $30.1 million or 7.7% of total net revenues for the second quarter of 2002.

      The effective income tax rate was 34.0% for the second quarter of 2003 versus 33.0% for the second quarter of 2002. Since we conduct operations on a global basis, our effective income tax rate may vary.

      During the second quarter of 2003, we recognized $20,000 of earnings from equity in unconsolidated affiliates and other which represents our pro rata share of the net income of unconsolidated affiliates, primarily Verispan’s net income, net of a minority interest in a consolidated subsidiary.

      Net income was $29.6 million for the second quarter of 2003 versus $20.6 million for the second quarter of 2002.

Analysis by Segment:

      The following table summarizes the operating activities for our reportable segments for the second quarter of 2003 and 2002, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2003	2002	Growth %	2003	Revenues	2002	Revenues

Product development	$251.4	$231.2	8.7%	$128.1	51.0%	$115.7	50.0%
Commercial services	138.8	134.4	3.3	50.7	36.5	49.6	36.9
PharmaBio Development	43.9	29.3	49.7	13.3	30.4	2.7	9.4
Informatics	—	7.7	(100.0)	—	—	3.6	46.3
Eliminations	(10.9)	(12.3)	(11.7)	—	—	—	—

	$423.2	$390.3	8.4%	$192.1	45.4%	$171.6	44.0%

      Net service revenues for the product development group were $251.4 million for the second quarter of 2003 compared to $231.2 million for the second quarter of 2002. Net service revenues for the second quarter of 2003 were positively impacted by approximately $16.9 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $2.7 million or 11.5% to $26.4 million including a positive impact of approximately $1.7 million due to the effect of foreign currency fluctuations. Net service revenues increased $15.6 million or 16.8% to $109.0 million in the Europe and Africa region primarily as a result of the positive impact of approximately $14.7 million due to the effect of foreign currency fluctuations. Net service revenues decreased $1.8 million or (1.6%) to $116.0 million in the Americas region.

      Contribution for the product development group was $128.1 million for the second quarter of 2003 compared to $115.7 million for the second quarter of 2002. As a percentage of net service revenues, contribution margin was 51.0% for the second quarter of 2003 compared to 50.0% for the second quarter of 2002. Our product development group experiences slight fluctuations in contribution as a percent of net service revenues from period to period as a result of executed contract scope changes and the timing of product expenses for which revenue is not recognized such as start-up or setup costs.

      Net service revenues for the commercial services group were $138.8 million for the second quarter of 2003 compared to $134.4 million for the second quarter of 2002. Net service revenues for the second quarter of 2003 were positively impacted by approximately $10.2 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $7.3 million or 36.7% to $27.0 million, which was positively impacted by $1.8 million due to the effect of foreign currency fluctuations. Net service revenues remained relatively constant, increasing slightly by approximately $590,000 or 1.0% to $58.5 million in the Europe and Africa region, which was positively impacted by $8.6 million due to the effect of foreign currency fluctuations. We experienced difficult business conditions with our syndicated sales forces in two of the markets, primarily the United Kingdom and France. Net service revenues decreased $3.4 million or (6.0%) to $53.4 million in the Americas region representing the continuation of a trend resulting from reductions in new product launches and increases in the number of drugs losing patent protection.

      Contribution for the commercial services group was $50.7 million for the second quarter of 2003 compared to $49.6 million for the second quarter of 2002. As a percentage of net service revenues, contribution margin was 36.5% for the second quarter of 2003 compared to 36.9% for the second quarter of 2002. The improvement of $1.1 million in contribution was directly related to our reduction in billable headcount of approximately 11%, as we continued to migrate from dependency on large primary care sales forces with low margins to a balanced mix of strategic consulting services and specialty sales forces with greater margins.

      Net revenues for the PharmaBio Development group increased approximately $14.6 million during the second quarter of 2003 as compared to the second quarter of 2002 due to a $9.6 million increase in commercial rights and royalties revenues and a $5.0 million increase in investment revenues. This group benefited this quarter from a drug distributor increasing their inventory levels through purchases of Bioglan products during the quarter. The commercial rights and royalties costs increased approximately $4.0 million during the same period primarily as a result of several factors including $4.2 million of costs associated with the marketing of SolarazeTM and ADOXATM for the second quarter of 2003 as compared to $2.9 million for the second quarter of 2002, and an increase of approximately $1.4 million in expenses relating to our risk sharing contracts in Europe, including the termination of the contract in Germany during 2002. These factors were partially offset by a decrease of approximately $1.4 million in service costs provided by our commercial services group relating primarily to the completion of the service portion of our contract with SCIO. Investment costs decreased approximately $21,000 during the second quarter of 2003 as compared to the second quarter of 2002. The contribution for this segment increased by $10.6 million from the second quarter of 2002 to the second quarter of 2003. The commercial rights and royalties revenues (net of related costs) in the second quarter of 2003 increased the contribution of this group by approximately $5.6 million when compared to the second quarter of 2002 due to the successful launch of the dermatology products and the successful performance of our commercial rights and royalties contracts. Investment revenues (net of related costs) in the second quarter of 2003 increased the contribution of this group by approximately $5.0 million when compared to the second quarter of 2002.

      The informatics group was transferred into the Verispan joint venture in May 2002 and is no longer a segment in 2003.

Six Months Ended June 30, 2003 and 2002

      Gross revenues for the first six months of 2003 were $1.03 billion versus $991.5 million for the first six months of 2002. Below is a summary of revenues (in thousands):

	Six Months
	Ended June 30,

	2003	2002

Service revenues	$939,127	$943,219
Less: reimbursed service costs	191,138	203,072

Net service revenues	747,989	740,147
Commercial rights and royalties	63,254	37,195
Investments	29,259	11,115

Total net revenues	$840,502	$788,457

•	Service revenues were $939.1 million for the first six months of 2003 compared to $943.2 million for the first six months of 2002. Service revenues less reimbursed service costs, or net service revenues, for the first six months of 2003 were $748.0 million, an increase of $7.8 million or 1.1% over net service revenues of $740.1 million for the first six months of 2002. Included in net service revenues for the first six months of 2002 was $20.3 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for the first six months of 2003. Net service revenues for the first six months of 2003 were positively impacted by approximately $54.4 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $20.8 million or 23.6% to $108.9 million for the first six months of 2003 from the first six months of 2002 and was positively impacted by $8.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $46.0 million or 15.0% to $352.2 million for the first six months of 2003 from the first six months of 2002 in the Europe and Africa region, which was positively impacted by $47.4 million due to the effect of foreign currency fluctuations. The commercial services group experienced difficult business conditions with our syndicated sales forces in two markets, primarily the United Kingdom and France. Net service revenues decreased $59.0 million or (17.0%) to $286.9 million for the first six months of 2003 from the first six months of 2002 in the Americas region primarily as a result of the decline in net revenues from the commercial services group.

•	Commercial rights and royalties revenues for the first six months of 2003 were $63.3 million, an increase of $26.1 million over the first six months of 2002 commercial rights and royalties revenues of $37.2 million. Commercial rights and royalties revenues were positively impacted by approximately $8.1 million primarily due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. The $26.1 million increase is primarily the result of (1) our March 2002 acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its successful launch of dermatology products which contributed approximately $28.6 million of revenues for the first six months of 2003 versus $4.0 million for the first six months of 2002, (2) our contracts with KOSP and COB, which contributed approximately $14.7 million of revenues for the first six months of 2003 versus $9.9 million for the first six months of 2002, and (3) our contracts in Europe with two large pharmaceutical customers which contributed approximately $18.8 million of revenues for the first six months of 2003 versus $4.8 million for the first six months of 2002. These increases were partially offset by a reduction in revenue of approximately $15.0 million as a result of the completion of the services portion of our SCIO contract during the fourth quarter of 2002 and a $2.3 million decrease in revenues from miscellaneous contracts. For the first six months of 2003, approximately 23.2% of our commercial rights and royalties revenues was attributable to our contracts with KOSP and COB, approximately 29.8% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 45.1% was attributable to our suite of dermatology products and the remaining 1.9% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements for the first six months of 2003 were $29.3 million versus $11.1 million for the first six months of 2002. Investment revenues for the first six months of 2003 included a $7.6 million gain from our investment in Triangle Pharmaceuticals, Inc., or VIRS, $12.0 million of gains on the sale of equity investments in MDCO and CVTX, and a $12.1 million gain on the warrants to acquire 700,000 shares of SCIO as a result of the acquisition of SCIO by Johnson & Johnson, Inc. During the first six months of 2003 and 2002, we recognized $2.8 million and $400,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Costs of revenues were $690.2 million for the first six months of 2003 versus $690.4 million for the first six months of 2002. Below is a summary of the costs of revenues (in thousands):

	Six Months
	Ended June 30,

	2003	2002

Reimbursed service costs	$191,138	$203,072
Service costs	397,972	403,626
Commercial rights and royalties costs	60,397	40,848
Investment costs	—	179
Depreciation and amortization	40,653	42,667

	$690,160	$690,392

•	Reimbursed service costs were $191.1 million and $203.1 million for the first six months of 2003 and 2002, respectively.

•	Service costs were $398.0 million or 53.2% of net service revenues versus $403.6 million or 54.5% of net service revenues for the first six months of 2003 and 2002, respectively. Service costs were negatively impacted by approximately $28.7 million from the effect of foreign currency fluctuations. Bonus expense included in service costs increased approximately $3.2 million in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 as a result of our migration to a cash-based incentive program for our employees. The reduction in service costs is primarily a result of the residual effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs were $60.4 million for the first six months of 2003 versus $40.8 million for the first six months of 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $19.0 million and $23.6 million for the first six months of 2003 and 2002, respectively. The six months ended June 30, 2003 includes six months of expenses of our Bioglan operations, which we acquired in March 2002, as well as the costs related to the launch and marketing of Solaraze™ and ADOXA™ and our contracts in Europe with two large pharmaceutical customers.

•	Investment costs were $179,000 for the first six months of 2002.

•	Depreciation and amortization decreased to $40.7 million for the first six months of 2003 versus $42.7 million for the first six months of 2002. This decrease is primarily a result of the transfer of our informatics group to Verispan.

      General and administrative expenses were $268.2 million or 31.9% of total net revenues for the first six months of 2003 versus $253.1 million or 32.1% of total net revenues for the first six months of 2002. General and administrative expenses increased approximately $15.1 million primarily due to a $2.8 million increase in expenses associated with changes to our employee cash-based incentive program and the negative impact of approximately $19.1 million as a result of the effect of foreign currency fluctuations. These increases offset the reduction of approximately $8.6 million due to the transfer of our informatics group into the Verispan joint venture.

      Net interest income was $8.1 million for the first six months of 2003 versus $6.7 million for the first six months of 2002.

      Other income was $1.6 million for the first six months of 2003 versus $1.1 million for the first six months of 2002. Included in the six months ended June 30, 2003 were approximately $4.6 million in foreign currency translation gains and $3.9 million of expenses related to the special committee of our Board of Directors and its financial and legal advisors.

      Income before income taxes was $82.9 million or 9.9% of total net revenues for the first six months of 2003 versus $55.8 million or 7.1% of total net revenues for the first six months of 2002.

      The effective income tax rate was 34.0% for the first six months of 2003 versus 33.0% for the first six months of 2002. Since we conduct operations on a global basis, our effective income tax rate may vary.

      During the first six months of 2003 and 2002, respectively, we recognized $16,000 and $477,000 of earnings from equity in unconsolidated affiliates and other which represents our pro rata share of the net income of unconsolidated affiliates, primarily Verispan’s net income, net of a minority interest in a consolidated subsidiary.

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

      Net income was $54.8 million for the first six months of 2003 versus $83.5 million for the first six months of 2002. The net income for the first six months of 2002 included $45.7 million for the cumulative effect of changing to a different method of recognizing deferred income taxes.

Analysis by Segment:

      The following table summarizes the operating activities for our reportable segments for first six months of 2003 and 2002, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

				Contribution
	Total Net Revenues
					% of Net		% of Net
	2003	2002	Growth %	2003	Revenues	2002	Revenues

Product development	$501.4	$461.7	8.6%	$254.4	50.7%	$228.1	49.4%
Commercial services	265.6	281.7	(5.7)	95.6	36.0	100.4	35.6
PharmaBio Development	92.5	48.3	91.5	32.1	34.7	7.3	15.1
Informatics	—	20.3	(100.0)	—	—	8.0	39.4
Eliminations	(19.0)	(23.6)	(19.4)	—	—	—	—

	$840.5	$788.5	6.6%	$382.1	45.5%	$343.8	43.6%

      Net service revenues for the product development group were $501.4 million for the first six months of 2003 compared to $461.7 million for the first six months of 2002. Net service revenues for the first six months of 2003 were positively impacted by approximately $34.5 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $9.4 million or 21.2% to $53.7 million including a positive impact of approximately $4.1 million due to the effect of foreign currency fluctuations. Net service revenues increased $32.9 million or 18.0% to $215.5 million in the Europe and Africa region primarily as a result of the positive impact of approximately $29.9 million due to the effect of foreign currency fluctuations. Net service revenues decreased $2.6 million or (1.1%) to $232.2 million in the Americas region primarily as a result of increased competition.

      Contribution for the product development group was $254.4 million for the first six months of 2003 compared to $228.1 million for the first six months of 2002. As a percentage of net service revenues, contribution margin was 50.7% for the first six months of 2003 compared to 49.4% for the first six months of 2002. Our product development group experiences slight fluctuations in contribution as a percent of net service revenues from period to period as a result of executed contract scope changes and the timing of project expenses for which revenue is not recognized such as start-up or setup costs. We believe this group has realized most of the efficiencies which we originally set out to achieve from the prior year’s restructurings.

      Net service revenues for the commercial services group were $265.6 million for the first six months of 2003 compared to $281.7 million for the first six months of 2002. Net service revenues for the first six months of 2003 were positively impacted by approximately $20.5 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $12.2 million or 31.7% to $50.7 million, which was positively impacted by $4.0 million due to the effect of foreign currency fluctuations. Net service revenues decreased $1.5 million or (1.3%) to $113.5 million in the Europe and Africa region, which was positively impacted by $16.9 million due to the effect of foreign currency fluctuations. We experienced difficult business conditions with our syndicated sales forces in two of the markets, primarily the United Kingdom and France. Net service revenues decreased $26.7 million or (20.9%) to $101.4 million in the Americas region representing the continuation of a trend resulting from reductions in new product launches and increases in the number of drugs losing patent protection.

      Contribution for the commercial services group was $95.6 million for the first six months of 2003 compared to $100.4 million for the first six months of 2002. As a percentage of net service revenues, contribution margin was 36.0% for the first six months of 2003 compared to 35.6% for the first six months of 2002. The improvement of 40 basis points in contribution margin was directly related to our reduction in billable headcount of approximately 11%, as we continued to migrate from dependency on large primary care sales forces with low margins to a balanced mix of strategic consulting services and specialty sales forces with greater margins.

      Net revenues for the PharmaBio Development group increased approximately $44.2 million during the first six months of 2003 as compared to the first six months of 2002 due to a $26.1 million increase in commercial rights and royalties revenues and a $18.1 million increase in investment revenues. This group benefited the first six months of 2003 from drug distributors increasing their inventory levels through purchases of Bioglan products. The commercial rights and royalties costs increased approximately $19.5 million during the same period primarily as a result of several factors including an approximate $8.3 million of costs associated with the marketing of SolarazeTM and ADOXATM during the first six months of 2003 as compared to $2.9 million for the first six months of 2002, and an increase of approximately $10.4 million of expenses relating to our risk sharing contracts in Europe, including the 2002 termination of the contract in Germany. These increases were partially offset by a $4.6 million decrease in service costs provided by our commercial services group relating primarily to the fourth quarter of 2002 termination of the services portion of our contract with SCIO. The contribution for this segment increased by $24.8 million from the first six months of 2002 to 2003. The commercial rights and royalties revenues (net of related costs) in the first six months of 2003 increased the contribution of this group by approximately $6.5 million when compared to the first six months of 2002 due to the successful launch of the dermatology products and the successful performance of our commercial rights and royalties contracts. Investment revenues (net of related costs) in the first six months of 2003 increased the contribution of this group by approximately $18.3 million when compared to the first six months of 2002.

      The informatics group was transferred into the Verispan joint venture in May 2002 and is no longer a segment in 2003.

Liquidity and Capital Resources

      Cash and cash equivalents were $754.5 million at June 30, 2003 as compared to $644.3 million at December 31, 2002.

      Cash provided by operations was $63.5 million for the six months ended June 30, 2003 versus $92.4 million for the comparable period of 2002.

      Cash provided by investing activities was $36.4 million for the six months ended June 30, 2003 versus cash used in investing activities of $52.5 million for the comparable period of 2002. Investing activities consist primarily of the purchases and sales of equity securities and other investments, capital asset purchases, the purchases of commercial rights, and in the first six months of 2002, the acquisition of certain assets of Bioglan and a $10.0 million capital contribution to Verispan.

      Capital asset purchases required an outlay of cash of $24.2 million for the six months ended June 30, 2003 compared to an outlay of $21.2 million for the same period in 2002. Included in the six months ended June 30, 2002, is approximately $666,000 of capital asset purchases by our informatics group which was transferred to Verispan in May 2002.

      Cash used for the acquisition of commercial rights was $18.1 million for the six months ended June 30, 2003 as compared to an outlay of $7.1 million for the comparable period in 2002. The acquisitions for the six months ended June 30, 2003 included payments of $7.1 million for the contracts with COB, $6.5 million for the contract with SCIO, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $781,000 for the acquisition of product and marketing rights. On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million.

      Purchases of equity securities and other investments required an outlay of cash of $5.1 million for the six months ended June 30, 2003 compared to an outlay of $8.3 million for the same period in 2002. Proceeds from the sale of equity securities and other investments were $53.8 million during the six months ended June 30, 2003 as compared to $18.5 million for the same period in 2002. The proceeds received during the six months ended June 30, 2003 included approximately $22.7 million from the sale of our investment in VIRS (which was acquired by Gilead Sciences, Inc. in January 2003), approximately $17.5 million from warrants to acquire SCIO stock (which was acquired by Johnson & Johnson, Inc. in May 2003), and the sale of other equity investments, including MDCO and CVTX.

      The following table is a summary of our net service receivables outstanding (dollars in thousands):

	June 30, 2003	December 31, 2002

Trade service accounts receivable, net	$212,179	$227,636
Unbilled services	120,882	120,383
Unearned income	(230,332)	(239,598)

Net service receivables outstanding	$102,729	$108,421

Number of days of service revenues outstanding	20	21

      The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

      Investments in debt securities were $10.7 million at June 30, 2003 as compared to $36.7 million at December 31, 2002. Our investments in debt securities consist primarily of state and municipal securities. The decrease is a result of the redemption of our investments in debt securities, primarily money funds.

      Investments in marketable equity securities decreased $11.9 million to $53.1 million at June 30, 2003 as compared to $64.9 million at December 31, 2002 primarily as a result of sales of equity securities.

      Investments in non-marketable equity securities and loans at June 30, 2003 were $48.4 million, as compared to $46.4 million at December 31, 2002.

      Investments in unconsolidated affiliates, primarily Verispan, were $121.1 million at June 30, 2003 and December 31, 2002.

      We have available to us a £10.0 million (approximately $16.6 million) unsecured line of credit and a £1.5 million (approximately $2.5 million) general banking facility with a U.K. bank. At June 30, 2003, we did not have any outstanding balances on these facilities.

      In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002 which was subsequently extended to March 1, 2003. This authorization expired on March 1, 2003. We did not enter into any agreements to repurchase our common stock during 2003.

      Shareholders’ equity at June 30, 2003 was $1.680 billion versus $1.598 billion at December 31, 2002.

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

      The merger agreement with Pharma Services Holding, Inc. calls for the use of a large portion of our existing cash as part of the financing for the transaction. In addition, the proposed merger calls for substantial debt financing and after the merger, assuming its completion, much of our available cash would be used to service the debt incurred in the merger. The merger agreement also limits the ability of the Company to undertake a wide range of transactions outside the ordinary course of business pending completion of the proposed merger. After completion, the Company expects that debt covenants will impose new restrictions.

Backlog and Net New Business Reporting

      We report backlog, $1.747 billion at June 30, 2003, based on anticipated net revenue from uncompleted projects that our customers have authorized. Backlog at June 30, 2003 includes approximately $63 million of backlog related to services contracted from our service groups, primarily commercial services, in connection with the strategic alliances forged by our PharmaBio Development group.

      Net new business, which includes anticipated net revenue from contracts that we entered into during the period and adjusted for contracts which were canceled during the period, for the six months ended June 30, 2003 was $727 million. Net new business for our product development and commercial service groups during this same time was $475 million and $252 million, respectively.

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

Changes in aggregate spending, research and development budgets and outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect our operating results and growth rate.

      Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice grew substantially during the 1990’s and we benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will tend to decrease. If these industries reduce their outsourcing of clinical research and sales and marketing projects, our operations and financial condition could be materially and adversely affected. We also believe we have been negatively impacted recently by mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. We believe our commercialization services have been particularly affected by recent reductions in new product launches and increases in the number of drugs losing patent protection. A continuation of these trends would have an ongoing adverse effect on our business. In addition, U.S. federal and state legislatures and numerous foreign governments have considered various types of health care reforms and have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profitability on new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

If we are unable to successfully develop and market potential new services, our growth could be adversely affected.

      A key element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to succeed in (1) developing new services and (2) attracting a customer base for those newly developed services, we will not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be adversely affected.

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

      Many of our customers can terminate our contracts upon 15-90 days’ notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. In addition, we may not realize the full benefits of our backlog of contractually committed services if our customers cancel, delay or reduce their commitments under their contracts with us. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk of loss or delay of multiple contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past two years we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

Underperformance of our commercial rights strategies could have a negative impact on our financial performance.

      As part of our PharmaBio Development business strategy, we enter into transactions with customers in which we take on some of the risk of the potential success or failure of the customer’s product. These transactions may include making a strategic investment in a customer, providing financing to a customer, or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive FDA approval or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular transaction. In addition, the timing of regulatory approval and product launch and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. The potential negative effect to us could increase depending on the nature and timing of these transactions and the length of time before it becomes apparent that the product will not achieve commercial success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs with respect to these transactions.

Our rights to market and sell certain pharmaceutical products expose us to product risks typically associated with pharmaceutical companies.

      Our acquisition of the rights to market and sell SolarazeTM and the rights to other dermatology products acquired from Bioglan Pharma, Inc. at the end of 2001, as well as any other product rights we may hold in the future, subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product rights we may acquire in the future, experience negative reactions or adverse side effects or in the event such products cause injury, are found to be unsuitable for their intended purpose or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical product rights.

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

      Our plans to market and sell SolarazeTM and other pharmaceutical products also subject us to risks associated with entering into a new line of business in which we have limited experience. If we are unable to operate this new line of business as we expect, the financial results from this new line of business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate our pharmaceutical operations may increase in proportion with (1) the number of products or product rights we license or acquire in the future, (2) the applicable stage of the drug approval process of the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

If we lose the services of Dennis Gillings or other key personnel, our business could be adversely affected.

      Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Chairman. Our performance also depends on our ability to identify, attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition.

Our product development services could result in potential liability to us.

      We contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include supervising clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis or electronic data capture and related services do not conform to contractual or regulatory standards, trial participants or trial results could be affected. These events would create a risk of liability to us from the drug companies with whom we contract or the study participants. Similar risks apply to our product development services relating to medical devices.

      We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses. For example, we are among the defendants named in a purported class action by participants in an Alzheimer’s study seeking to hold us liable for alleged damages to the participants arising from the study.

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

      We also provide some clinical trial packaging services. We could be held liable for any problems that result from the trial drugs we package, including any quality control problems in our packaging facilities. For example, accounting for controlled substances is subject to regulation by the United States Drug Enforcement Administration, or the DEA, and some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs. Though we provided a corrected accounting of these to the DEA, the DEA has referred this matter to the United States’ Attorney’s Office to consider appropriate action, which may include the assessment of civil fines, or the determination that no further action will be taken.

      We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results. Although we maintain insurance to cover ordinary risks, insurance would not cover the risk of a customer deciding not to do business with us as a result of poor performance, which could adversely affect our results of operations and financial condition.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.

      We maintain insurance designed to cover ordinary risks associated with our operations and our ordinary indemnification obligations. This insurance might not be adequate coverage or may be contested by our carriers. For example, our insurance carrier, to whom we paid premiums to cover risks associated with our product development services, filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from class action litigation involving an Alzheimer’s study. The availability and level of coverage provided by our insurance could have a material impact on our profitability if we suffer uninsured losses or are required to indemnify third parties for uninsured losses.

      As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD to indemnify WebMD for losses arising out of or in connection with the (1) canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1)-(5) above. These indemnity obligations are limited to 50% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.

      In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD. In particular, we could be liable for losses which may arise in connection with a class action lawsuit filed against ENVOY prior to its purchase by us and subsequent sale to WebMD. ENVOY and its insurance carrier, Federal, filed a lawsuit in June 2003 against us alleging that we should be responsible for payment of the settlement amount of $11 million and related fees and costs in connection with the recent settlement of the class action lawsuit. Our indemnity obligation with regard to losses arising from the sale of ENVOY to WebMD including ENVOY’s class action lawsuit is not subject to the limitation on the first $20 million of aggregate losses described above.

Changes in government regulation could decrease the need for the services we provide.

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

      We are subject to a wide range of government regulations and review by a number of regulatory agencies including the FDA, DEA, Department of Transportation and others. Any failure on our part to comply with applicable regulations could materially impact our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, including the present, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. In these situations, we often have provided services to our customers with respect to the trials and programs being investigated and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly, and if proven, could subject us to substantial damages, fines or penalties.

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

      We derive a large portion of our net revenue from international operations. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:

•	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

•	Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

      We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at June 30, 2003. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We face other risks in connection with our international operations.

      We have significant operations in foreign countries. As a result, we are subject to certain risks inherent in conducting business internationally, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	political changes and economic crises may lead to changes in the business environment in which we operate; and

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations.

New and proposed laws and regulations regarding confidentiality of patients’ information could result in increased risks of liability or increased cost to us, or could limit our service offerings.

      The confidentiality and release of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of

Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. The federal government and state governments have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. Proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty.

We may be adversely affected by customer concentration.

      Although we did not have one customer that accounted for 10% of net service revenues for the six months ended June 30, 2003, one customer accounted for approximately 11% of our net service revenues for the six months ended June 30, 2002 due, in part, to the effect of a long term contract that is set to expire as of the end of 2003. These revenues resulted from services provided by the product development and commercial services groups. If this customer or any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

      If we were unable to produce electronic records, which meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule” (“Part 11”) in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Our proposed transaction with Pharma Services is subject to uncertainties, including with respect to our periodic reports.

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

      We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, in the third quarter of 2003. As part of the process for preparing and mailing a proxy statement to our shareholders regarding the proposed merger, our preliminary proxy statement and periodic reports are being reviewed by the Division of Corporation Finance of the SEC. As part of the review, the Division has indicated that it has certain questions regarding our filings and in a few instances has indicated the view of the Staff of the Division is inconsistent with our view. While we believe our positions are correct, some of the issues remain unresolved and could result in changes to our filings, including our financial statements. Even though we currently are targeting closing in the third quarter, the closing of the proposed transaction could be delayed beyond the third quarter of 2003 due to many factors, including factors beyond the control of either party. In addition, we may not reach a final settlement or otherwise prevail in the pending litigation regarding Pharma Services Company’s proposal to acquire us. An injunction or other adverse outcome in that litigation could have a material adverse effect on our financial condition, regardless of whether the merger is completed.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      The Company did not have any material changes in market risk from December 31, 2002.

Item 4.	Controls and Procedures

      The Company’s management, with the participation of the Company’s Chairman (principal executive officer) and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Company’s Chairman and Chief Financial Officer concluded that, as of the end of the period covered by Form 10-Q, the Company’s disclosure controls and procedures provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, one of our subsidiaries, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. On June 27, 2003, the parties entered into a settlement memorandum following a mediated settlement conference. The parties are in the process of preparing final settlement documents, which would memorialize payments by several defendants to individual study participants or their representatives. We believe that our contribution will be covered by insurance or, in the alternative, will not represent a material amount to us.

      On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the class action lawsuit filed on January 26, 2001 and described above and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We believe the allegations made by Federal and Chubb are without merit and are defending this case vigorously.

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by certain of our shareholders seeking to enjoin the consummation of the initial transaction proposed by Pharma Services Company (a company controlled by Dennis B. Gillings, Ph.D.) to acquire all of our outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits name as defendants Dr. Gillings, other members of our Board of Directors, our company and, in some cases, Pharma Services Company. The complaints allege, among other things, a breach of fiduciary duties by the directors with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. On November 11, 2002, a special committee of our Board of Directors announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale of our company and alternatives that would keep us independent and publicly owned. On January 6, 2003, the North Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until we provide notice of a change-of-control transaction.

      On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until we provide the notice contemplated by the Case Management Order. On April 10, 2003, our Board of Directors approved a merger agreement with Pharma Services Holding, Inc. which provides for payment to our shareholders of $14.50 per share in cash. We expect to hold a special meeting later this year at which time the shareholders will vote on the proposed transaction. On June 25, 2003, counsel for the parties signed a Memorandum of Understanding, in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all defendants including us and our directors. The settlement is conditional, among other things, on the execution of a formal Stipulation and Agreement of Compromise Settlement and Release, or Stipulation of Settlement, certification of a shareholder “class” for purposes of the settlement only, consummation of the merger transaction and final approval of the settlement by the Court after Notice to the class and a fairness hearing. The settlement contemplates that plaintiffs’ lead counsel will apply to the Court for an award of attorneys’ fees and costs in an amount not to exceed $450,000. Any attorneys’ fees and costs awarded by the Court, up to $450,000 and costs of identifying and notifying members of the settlement class would be paid by us. No other payments would be required from us or any other party under the terms of the settlement. The parties are currently finalizing the terms of the Stipulation and Settlement, class notice and related documents. As contemplated by the Stipulation of Settlement, the plaintiffs have filed an amended class action complaint to address the proposed merger. We deny any alleged liability in the amended complaint and, in the event the settlement is not consummated for any reason, we intend to defend these claims vigorously.

      On June 13, 2003, ENVOY Corporation, or ENVOY, and Federal filed suit against us, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. Plaintiffs reached settlement in principle, in the amount of $11 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760. Plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the ENVOY securities litigation based on merger and settlement agreements between WebMD, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. We believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.

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

      During the three months ended June 30, 2003, options to purchase 4,000 shares of our common stock were exercised at an average exercise price of $4.3175 per share in reliance on Rule 701 under the Securities Act of 1933. We granted such options prior to becoming subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to our Non-qualified Employee Incentive Stock Option Plan.

Item 3.	Defaults upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not applicable

Item 5.	Other Information — Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

      (b) During the three months ended June 30, 2003, the Company filed or furnished two reports on Form 8-K.

      The Company filed a Form 8-K, dated April 11, 2003, stating that the Company issued a press release on April 10, 2003, announcing that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 10, 2003, with Pharma Services Holding, Inc. and Pharma Services Acquisition Corp. and briefly describing the terms of the proposed merger. The Form 8-K also stated that on April 10, 2003, simultaneously with signing the Merger Agreement, the Company amended its Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 (the “Rights Agreement”) between the Company and Wachovia Bank, N.A. (as successor by merger to First Union National Bank), as Rights Agent, to eliminate the operation and effects of the Rights Agreement with respect to the execution, delivery and performance of the Merger Agreement, the public announcement thereof, and consummation of the merger.

      The Company furnished a Form 8-K to the Securities and Exchange Commission dated April 21, 2003, including its press release announcing the Company’s earnings information for the period ended March 31, 2003. This report shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

      No other reports on Form 8-K were filed or furnished during the three months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTILES TRANSNATIONAL CORP.
Registrant

Date:	August 12, 2003	/s/ DENNIS B. GILLINGS ------------------------------------- Dennis B. Gillings, Chairman

Date:	August 12, 2003	/s/ PAMELA J. KIRBY ------------------------------------- Pamela J. Kirby, Chief Executive Officer

Date:	August 12, 2003	/s/ JAMES L. BIERMAN ------------------------------------- James L. Bierman, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.