Form 10-K/A
period 2002-12-31
QUINTILES TRANSNATIONAL CORP
filed 2003-08-27
CIK 919623

FORM 10-K/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

EXPLANATORY NOTE

Quintiles Transnational Corp. is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2002, which was originally filed on February 24, 2003 and amended on April 29, 2003. This report clarifies or expands certain disclosures pertaining primarily to the Company’s revenue recognition policy in its Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, certain balance sheet items have been reclassified. Specifically, the Company is no longer grossing up its balance sheet for amounts representing accounts receivable billed to customers in accordance with contract terms for services that have not yet been rendered. Also, the Company is presenting separately from commercial rights and royalties on its balance sheet certain accounts receivable and advances to customers. The revisions had no effect on previously reported net income (loss), shareholders’ equity or net income (loss) per share. This report continues to be presented as of the date of the original filing, and the Company has not updated the disclosure in this report to a later date. All information in this report and the original filing, as amended, is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

QUINTILES TRANSNATIONAL CORP.

Form 10-K Annual Report

INDEX

Page

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
Item 8. Financial Statements and Supplementary Data	33
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	78

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

	2002	2001

Service revenues	$1,868,324	$1,857,509
Less: reimbursed service costs	399,650	263,429

Net service revenues	1,468,674	1,594,080
Commercial rights and royalties	110,381	25,792
Investments	13,704	611

Total net revenues	$1,592,759	$1,620,483

•	Service revenues were $1.87 billion for 2002 compared to $1.86 billion for 2001. Service revenues less reimbursed service costs, or net service revenues, for 2002 were $1.47 billion, a decrease of $125.4 million or (7.9%) over net service revenues of $1.59 billion in 2001. Included in net service revenues for 2002 was $20.3 million from our informatics group as compared to $58.2 million from that group for 2001. Our informatics group was transferred to a joint venture during May 2002, therefore revenues for this group are not included in our net service revenues since the date of transfer. Net service revenues for 2002 were positively impacted by approximately $15.2 million due to the effect of foreign currency fluctuations. The positive foreign currency fluctuation due to the weakening of the US Dollar relative to the euro and the British pound was partially offset by the strengthening of the US Dollar relative to the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $29.4 million or 18.0% to $193.2 million, which was negatively impacted by $2.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $67.9 million or 11.5% to $658.7 million in the Europe and Africa region, which was positively impacted by $18.2 million due to the effect of foreign currency fluctuations. Net service revenues decreased $222.7 million or (26.5%) to $616.8 million in the Americas region primarily as a result of the decline in the commercial services group revenues.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2002 were $110.4 million, an increase of $84.6 million over 2001 commercial rights and royalties revenues of $25.8 million. Commercial rights and royalties revenues were positively impacted by approximately $3.8 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. These revenues include products for which we have acquired certain commercial rights, such as the dermatology products, Solaraze™ and ADOXA™. Commercial rights and royalties revenues for 2002 were reduced by approximately $19.8 million versus $8.1 million for 2001 for amortization of payments made by us to our customers. The 2001 amount reflects the contract becoming operational in the third quarter of 2001. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $84.6 million increase in commercial rights and royalties revenues is primarily the result of (1) our 2002 acquisition of certain assets of Bioglan Pharma, Inc., and its suite of dermatology products, which contributed approximately $22.4 million of 2002 revenues, (2) a new risk sharing contract in Europe with a large pharmaceutical customer which contributed approximately $18.9 million of 2002 revenues, and (3) our contracts with Scios Inc. and Kos Pharmaceuticals, Inc., which contributed $61.3 million of 2002 revenues versus $12.9 million of 2001 revenues. These increases were partially offset by a decrease of approximately $5.1 million in the revenues attributable to miscellaneous contracts and activities. For the year ended December 31, 2002, approximately 55.5% of our commercial rights and royalties revenues was attributable to the contracts with Scios and Kos, approximately 17.2% was attributable to the risk sharing contract in Europe, approximately 20.3% was attributable to the suite of dermatology products and the remaining 7.0% was attributable to miscellaneous contracts and activities. In December 2002, we agreed to permit Scios to hire the sales force we had previously provided under contract to them, effective December 31, 2002 in return for (1) Scios reimbursing us for the operating profit that we would have earned between December 31, 2002 and the first date on which Scios would have been permitted to hire the sales force under the contract terms and (2) advancing from May 31, 2003 to December 31, 2002, our ability to exercise the remaining unexercisable warrants. The early settlement of our service obligation resulted in an accelerated recognition of revenues of approximately $9.3 million in the fourth quarter of 2002.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of our direct and indirect investments, for 2002 were $13.7 million versus $611,000 for 2001. Included in 2002 and 2001 are $4.3 million and $14.0 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

     Costs of revenues were $1.37 billion for 2002 versus $1.32 billion in 2001. Below is a summary of these costs (in thousands):

	2002	2001

Reimbursed service costs	$399,650	$263,429
Service costs	775,447	931,029
Commercial rights and royalties costs	106,146	26,800
Investment costs	320	1,914
Depreciation and amortization	86,148	95,095

	$1,367,711	$1,318,267

•	Reimbursed service costs were $399.7 million and $263.4 million for 2002 and 2001, respectively. It was impracticable to identify and reclassify certain commercialization reimbursed service costs, and accordingly, the 2001 results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $60.4 million for 2002.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $775.4 million or 52.8% of 2002 net service revenues versus $931.0 million or 58.4% of 2001 net service revenues. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $106.1 million for 2002 versus $26.8 million for 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $54.5 million for 2002 and $12.9 million for 2001. The year 2002 also includes costs to launch and market Solaraze™ and ADOXA™ and expenses relating to the risk sharing contract in Europe.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $320,000 in 2002 versus $1.9 million in 2001.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $86.1 million for 2002 versus $95.1 million for 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. In addition, depreciation expense decreased $2.9 million as a result of the transfer of our informatics group to Verispan. During 2002, we completed the goodwill transitional impairment test as of January 1, 2002, as required, and the annual impairment test as of July 31, 2002, in which no goodwill impairment was deemed necessary at either date.

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

     Because the original acquisition of ENVOY Corporation, or ENVOY, our electronic data interchange unit, qualified as a tax-free reorganization, our tax basis in the acquisition is allowed to be determined by substituting the tax basis of the previous shareholders of ENVOY. However, when we sold ENVOY to WebMD Corporation during 2000, the tax basis of the previous shareholders was not available to us since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, we had to estimate our tax basis in ENVOY by reviewing financial statements, tax returns and other public documents which were available to us at that time. We used the estimated tax basis to calculate the extraordinary gain on the sale of ENVOY, net of income taxes, as reported in our 2000 financial statements. In September 2001, we received the results of a tax basis study completed by our external tax advisors, which was prepared so that we could prepare and file our 2000 U.S. Corporate income tax return. Based on this study, we adjusted the estimate of our tax basis in ENVOY, resulting in an approximate $142.0 million reduction in the income taxes. This change in estimate resulted in an increase for the same amount in the extraordinary gain on the sale of ENVOY.

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

     Net service revenues for the product development group were $944.9 million for 2002 compared to $913.9 million for 2001. Net services revenues for 2002 were positively impacted by approximately $6.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $21.2 million or 27.5% to $98.2 million including a negative impact of approximately $1.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $18.8 million or 5.2% to $380.0 million in the Europe and Africa region, which was positively impacted by $8.4 million due to the effect of foreign currency fluctuations. Net service revenues decreased $9.0 million or (1.9%) to $466.6 million in the Americas region primarily as a result of increased competition.

     Contribution for the product development group was $477.5 million for 2002 compared to $438.4 million for 2001. As a percentage of net service revenues, contribution margin was 50.5% for 2002 compared to 48.0% for 2001. Although billable headcount remained relatively constant for the product development group, billable headcount decreased approximately 3% in the clinical development, or CDS, line of business while billable headcount increased approximately 11% in the early development and laboratory services, or EDLS, line of business. Service costs in our EDLS line of business tend to be proportional to net revenues. The improvement of $39.1 million and 250 basis points in contribution margin was directly related to our reduction in billable headcount in CDS, as well as the realignment of our billable headcount in CDS from higher cost countries such as the United States to lower cost countries, such as South Africa.

     Net service revenues for the commercial services group were $558.0 million for 2002 compared to $634.9 million for 2001. Net service revenues for 2002 were positively impacted by approximately $8.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $7.7 million or 9.9% to $84.9 million, which was negatively impacted by $935,000 due to the effect of foreign currency fluctuations. Net service revenues increased $15.7 million or 7.1% to $236.5 million in the Europe and Africa region, which was positively impacted by $10.0 million due to the effect of foreign currency fluctuations. Net service revenues decreased $100.2 million or (29.8%) to $236.6 million in the Americas region primarily as a result of a reduction in new product launches and an increase in the number of drugs losing patent protection.

     Contribution for the commercial services group was $207.7 million for 2002 compared to $197.5 million for 2001. As a percentage of net service revenues, contribution margin was 37.2% for 2002 compared to 31.1% for 2001. The improvement of $10.3 million and 610 basis points in contribution margin was directly related to our reduction in billable headcount of approximately 22.2%, as we migrated from being dependent on large primary care sales forces with low margins to a balanced mix of strategic consulting services and specialty sales forces with greater margins.

     Net revenues for the PharmaBio Development group increased approximately $97.7 million during 2002 as compared to 2001 due to the $84.6 million increase in commercial rights and royalties revenues and the $13.1 million increase in investment revenues. The commercial rights and royalties costs increased approximately $79.3 million during the same period primarily as a result of several factors including an approximate $41.6 million increase in service costs provided by our commercial services group relating primarily to our contracts with Scios and Kos, $9.3 million of costs associated with the launch and marketing of Solaraze™ and ADOXA™ and $25.8 million of expenses relating to our risk sharing contracts in Europe. The investment costs decreased approximately $1.6 million during 2002 as compared to 2001. The contribution for this segment increased by $19.9 million from 2001 to 2002. The commercial rights and royalties revenues (net of related costs) increased the contribution of this group by approximately $5.2 million when compared to 2001 due to the successful launch of the dermatology products and the successful performance of our commercial rights and royalties contracts. The investment revenues (net of related costs) increased the contribution of this group by approximately $14.7 million when compared to 2001.

     Net revenues, service costs and contribution for the informatics group decreased approximately $37.9 million, $18.7 million and $19.2 million, respectively, during 2002 as compared to 2001. These decreases are primarily due to the transfer of this group into the joint venture in May 2002; therefore, the 2002 results include only five months of revenues and service costs for the informatics group.

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

	2001	2000

Service revenues	$1,857,509	$1,860,316
Less: reimbursed service costs	263,429	210,588

Net service revenues	1,594,080	1,649,728
Commercial rights and royalties	25,792	10,182
Investments	611	579

Total net revenues	$1,620,483	$1,660,489

•	Service revenues were $1.86 billion for 2001 compared to $1.86 billion for 2000. Net service revenues for 2001 were $1.59 billion, a decrease of $55.6 million or (3.4%) over net service revenues of $1.65 billion in 2000. However, there was a negative impact of approximately $49.0 million due to the effect of foreign currency fluctuations related to the strengthening of the US Dollar relative to the euro, other European currencies and the Japanese yen combined with the effects of the devaluation of several currencies including the South African Rand. Net service revenues for the commercial services group decreased $113.6 million or (15.2%) as a result of large contracts that were terminated or converted in-house by our customers instead of being renewed. The decrease was partially offset by an increase of approximately $11.7 million from our Phase I development services and an increase of approximately $76.6 million from our clinical development services, primarily Phase II and III services. Net service revenues increased in the Asia Pacific region $44.0 million or 36.7% to $163.8 million but decreased $116.7 million or (12.2%) to $839.5 million in the Americas region primarily resulting from the decline in the commercial services segment. Net service revenues in the Europe and Africa region increased $20.3 million or 3.5% to $601.8 million.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2001 were $25.8 million, an increase of $15.6 million over 2000 commercial rights and royalties revenues of $10.2 million. The increase was primarily attributable to the contract with Scios becoming operational by the third quarter of 2001 contributing approximately $12.9 million of the 2001 revenues.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity investments and impairments from other than temporary declines in the fair values of our direct and indirect investments, for 2001 were $611,000 versus $579,000 for 2000. Included in 2001 and 2000 are $14.0 million and $5.5 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

     Costs of revenues were $1.32 billion for 2001 versus $1.30 billion in 2000. Below is a summary of these costs (in thousands):

	2001	2000

Reimbursed service costs	$263,429	$210,588
Service costs	931,029	986,343
Commercial rights and royalties costs	26,800	9,441
Investment costs	1,914	—
Depreciation and amortization	95,095	91,242

	$1,318,267	$1,297,614

•	Reimbursed service costs were $263.4 million and $210.6 million for 2001 and 2000, respectively.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $931.0 million or 58.4% of 2001 net service revenues versus $986.3 million or 59.8% of 2000 net service revenues. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $26.8 million for 2001 versus $9.4 million for 2000. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $12.9 million for 2001.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $1.9 million in 2001, the initial year of the group’s operations.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $95.1 million for 2001 versus $91.2 million for 2000. Depreciation expense increased $4.2 million due to the increase in our capitalized asset base while amortization expense decreased $300,000 primarily as a result of the write-off of goodwill.

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

     Net service revenues for the product development group were $913.9 million for 2001 compared to $841.5 million for 2000. Net service revenues for 2001 were negatively impacted by approximately $30.1 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $25.6 million or 49.8% to $77.0 million including a negative impact of approximately $8.7 million due to the effect of foreign currency fluctuations. Net service revenues increased $31.5 million or 9.5% to $361.3 million in the Europe and Africa region including a negative impact of approximately $20.7 million due to the effect of foreign currency fluctuations. Net service revenues increased $15.3 million or 3.3% to $475.7 million in the Americas region. Our product development group experienced growth in our Phase I and clinical development services, primarily Phase II and III services.

     Contribution for the product development group was $438.4 million for 2001 compared to $382.6 million for 2000. As a percentage of net service revenues, contribution margin was 48.0% for 2001 compared to 45.5% for 2000. Our product development benefited during 2001 from process enhancements and cost reduction efforts in the American and European operations.

     Net service revenues for the commercial services group were $634.9 million for 2001 compared to $748.5 million for 2000. Net service revenues for 2001 were negatively impacted by approximately $20.0 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $18.8 million or 32.1% to $77.2 million including a negative impact of approximately $8.7 million due to the effect of foreign currency fluctuations. Net service revenues decreased $17.0 million or (7.2%) to $237.8 million in the Europe and Africa region including a negative impact of approximately $11.3 million due to the effect of foreign currency fluctuations. Net service revenues decreased $115.1 million or (25.5%) to $336.5 million in the Americas region primarily as the effect of large contracts being converted in-house or terminated by our customers instead of being renewed.

     Contribution for the commercial services group was $197.4 million for 2001 compared to $247.6 million for 2000. As a percentage of net service revenues, contribution margin was 31.1% for 2001 compared to 33.1% for 2000. The contribution for our commercial services group decreased as a direct result of the reduction in service revenues. In addition, the contribution was negatively impacted by the effects of a collection issue with a non-pharmaceutical customer receivable during 2001.

     Net revenues for the PharmaBio Development group increased $15.6 million during 2001 as compared to 2000 due to an increase in the commercial rights and royalties revenues. Investment revenues remained relatively constant increasing slightly by $32,000 to $611,000 in 2001. This group benefited during 2001 from the SCIOS contract becoming operational during the third quarter of 2001 contributing approximately $12.9 million to the 2001 net revenues. The commercial rights and royalties costs increased $17.4 million during 2001 to $26.8 million. Included in the 2001 commercial rights and royalties costs is approximately $12.9 million in service costs provided by our commercial services group in connection with the SCIOS contract. The PharmaBio Development group’s initial year of operation was 2001.

     Net revenues and contribution for the informatics group decreased approximately $1.5 million and $6.0 million, respectively, during 2001 as compared to 2000. These decreases are primarily due to the effects of the strategic plan and related restructuring, the costs associated with developing new data products and a decrease in new business as a result of the dispute with WebMD and concerns regarding our continuing ability to receive data from WebMD.

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

     During 2002, cash used to acquire commercial rights and royalties related assets was $88.3 million versus $36.7 million during 2001. The 2002 acquisitions included $70.0 million of advances to a customer representing payments under our agreement with Eli Lilly and Company. Also in 2002, we acquired certain assets of Bioglan Pharma, Inc., including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million. In 2001, we acquired the rights to market for 14 years in the United States, Canada and Mexico SkyePharma’s Solaraze™, a treatment of actinic keratosis, for $26.7 million.

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

     The following table is a summary of our net service receivables outstanding (dollars in thousands except days):

	December 31, 2002	December 31, 2001

Trade accounts receivable, net	$129,748	$164,971
Unbilled services	120,383	166,754
Unearned income	(141,710)	(111,837)

Net service receivables outstanding	$108,421	$219,888

Number of days of service revenues outstanding	21	43

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

     We have entered into financial arrangements with customers in which a portion of our net revenue and operating income will be based on the performance of a specific product. These arrangements typically involve funding, either by direct investment or in the form of a loan, which we commit to provide to our customers. Any securities we may acquire as a result of our investment or upon conversion of the loan may not be readily marketable, and we will bear the risk of carrying these investments for an indefinite period of time. The customer may apply this funding to certain pre-launch sales and marketing activities or it may represent payment for a royalty stream relating to a specific product. We intend to continue to pursue these types of strategic arrangements, and we are actively seeking additional opportunities to create alliances with our customers.

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

Revenue Recognition

     We recognize revenue for service contracts based upon (1) the ratio of outputs or performance obligations completed to the total contractual outputs or performance obligations to be provided for fixed-fee contracts, (2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts. We do not recognize revenue with respect to start-up activities associated with contracts, which include contract and scope negotiation, feasibility analysis and conflict of interest review. We expense these costs as incurred. We estimate the total expected revenues, costs, profitability, duration of the contract and outputs for each contract to evaluate for anticipated losses. If anticipated losses result from this evaluation, we recognize the loss in earnings in the period identified. These estimates are reviewed periodically and, if any of these estimates change then an adjustment for the anticipated loss is recorded. These adjustments could have a material effect on our results of operations.

     Certain of our commercial rights and royalty contracts provide for us to receive minimum guaranteed payments. These contracts often contain provisions requiring us to make payments to the customer and to receive payments from the customer. We account for the contracts as single element contracts. We recognize revenue over the related service period of the contract based on the present value of the guaranteed payments. As revenues are recognized and payments are made between the customer and us, we record an asset, which represents the obligation owed to us by the customer. Milestone payments, which we make to the customer, are amortized as a reduction to revenue over the service period of the contract. We also impute interest on the asset balance and record interest income as the contract progresses. We will fully realize the asset balance when we receive the guaranteed minimum level of cash flows. We recognize revenues in excess of the guaranteed minimums as the products are sold. The inherent subjectivity of determining the present values of the guaranteed payments could have a significant impact on the revenues recognized in any period.

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

Accounts Receivable and Unbilled Services

     Accounts receivable represents amounts billed to customers. Revenues recognized in excess of billings are classified as unbilled services. The realization of these amounts is based on the customer’s willingness and ability to pay us. We have an allowance for doubtful accounts based on management’s estimate of probable incurred losses resulting from a customer failing to pay us. If any of these estimates change or actual results differs from expected results, then an adjustment is recorded in the period in which they become reasonably estimable. These adjustments could have a material effect on our results of operations.

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$644,284	$565,063
Trade accounts receivable and unbilled services, net	255,647	333,008
Investments in debt securities	27,218	27,489
Prepaid expenses	22,516	28,085
Other receivables	17,185	19,630
Other current assets	25,469	12,517

Total current assets	992,319	985,792
Property and equipment:
Land, buildings and leasehold improvements	202,465	192,290
Equipment	190,312	200,012
Furniture and fixtures	44,094	44,020
Motor vehicles	38,672	33,597

	475,543	469,919
Less accumulated depreciation	(213,385)	(196,144)

	262,158	273,775
Intangibles and other assets:
Investments in debt securities	9,453	9,510
Investments in marketable equity securities	64,926	77,992
Investments in non-marketable equity securities and loans	46,449	37,590
Investments in unconsolidated affiliates	121,101	—
Commercial rights and royalties	1,786	1,943
Accounts receivable – unbilled	59,750	8,057
Advances to customer	70,000	—
Goodwill	70,133	163,651
Other identifiable intangibles, net	142,715	123,999
Deferred income taxes	174,534	136,686
Deposits and other assets	38,871	34,799

	799,718	594,227

Total Assets	$2,054,195	$1,853,794

The accompanying notes are an integral part of these consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,

	2002	2001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,535	$54,400
Accrued expenses	180,734	169,173
Unearned income	141,718	111,837
Income taxes payable	20,067	14,073
Deferred income taxes	—	738
Current portion of obligations held under capital leases	18,372	13,147
Current portion of long-term debt	3,347	2,969
Other current liabilities	2,073	1,903

Total current liabilities	423,846	368,240
Long-term liabilities:
Obligations held under capital leases, less current portion	10,645	11,415
Long-term debt, less current portion	8,210	10,335
Other liabilities	13,108	8,716

	31,963	30,466

Total liabilities	455,809	398,706
Commitments and contingencies
Shareholders’ equity:
Preferred stock, none issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock and additional paid-in capital, 117,850,597 and 118,623,669 shares issued and outstanding at December 31, 2002 and 2001, respectively	881,927	897,075
Retained earnings	716,465	589,142
Accumulated other comprehensive loss	(6)	(31,129)

Total shareholders’ equity	1,598,386	1,455,088

Total liabilities and shareholders’ equity	$2,054,195	$1,853,794

The accompanying notes are an integral part of these consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Operating activities:
Net income (loss)	$127,323	$(33,843)	$418,923
Income from discontinued operation, net of income taxes	—	—	(16,770)
Extraordinary gain from sale of discontinued operation, net of tax	—	(142,030)	(436,327)
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	(45,659)	—	—

Income (loss) from continuing operations	81,664	(175,873)	(34,174)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	89,824	96,103	92,567
Restructuring (payments) accrual and write-off of other assets, net	(21,158)	42,975	25,886
Loss on disposal of business	—	—	17,325
Loss on sale of property and equipment, net	2,399	287	190
Loss (gain) on investments, net	(13,710)	304,942	(578)
Provision for (benefit from) deferred income taxes	2,464	(64,360)	12,460
Change in operating assets and liabilities:
Accounts receivable and unbilled services	63,827	(24,705)	(31,233)
Prepaid expenses and other assets	(5,639)	6,935	(15,881)
Accounts payable and accrued expenses	12,966	19,263	16,429
Unearned income	26,048	16,203	11,713
Income taxes payable and other liabilities	7,807	25,139	(84,285)
Other	—	447	95

Net cash provided by operating activities	246,492	247,356	10,514
Investing activities:
Acquisition of property, equipment and software	(40,157)	(133,983)	(108,782)
Acquisition of businesses, net of cash acquired	(27,968)	(6,620)	(15,169)
Acquisition of intangible assets	(2,541)	(26,735)	—
Advances to customer	(70,000)	—	—
Acquisition of commercial rights and royalties	(15,790)	(10,000)	—
Proceeds from disposition of property and equipment	6,290	7,548	8,591
Proceeds from disposal of discontinued operation, net of expenses	—	—	390,722
Purchase of held-to-maturity investments	—	—	(1,296)
Maturities of held-to-maturity investments	397	437	465
Purchase of available-for-sale investments	(1,611)	—	(2,717)
Proceeds from sale of available-for-sale investments	—	71,422	5,296
Purchase of marketable equity securities	(6,616)	(22,660)	(14,379)
Proceeds from sale of marketable equity securities	26,853	134,379	3,514
Purchase of other investments	(11,483)	(30,247)	(1,617)
Proceeds from other investments	608	103	2,959
Advances to unconsolidated affiliates	(10,328)	—	—
Payment from ESOP, net	—	—	2,857
Other	—	—	(2)

Net cash (used in) provided by investing activities	(152,346)	(16,356)	270,442

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Financing activities:
(Decrease) increase in lines of credit, net	$—	$(44)	$33
Proceeds from issuance of debt	—	—	11,183
Repayment of debt	(2,487)	(3,263)	(151,653)
Principal payments on capital lease obligations	(12,987)	(10,618)	(14,419)
Issuance of common stock	9,641	48,439	21,748
Repurchase of common stock	(27,024)	(22,694)	(21,883)
Dividend from discontinued operation	—	—	17,086

Net cash (used in) provided by financing activities	(32,857)	11,820	(137,905)
Effect of foreign currency exchange rate changes on cash	17,932	(7,971)	(4,490)

Increase in cash and cash equivalents	79,221	234,849	138,561
Cash and cash equivalents at beginning of year	565,063	330,214	191,653

Cash and cash equivalents at end of year	$644,284	$565,063	$330,214

Supplemental Cash Flow Information:
Interest paid	$2,633	$2,724	$5,435
Income taxes paid (refunded), net	19,466	(56,243)	64,451
Non-cash Investing and Financing Activities:
Acquisition of property and equipment utilizing capital leases	9,903	14,578	12,948
Equity impact of mergers, acquisitions and dispositions	—	(20,952)	82,557
Transfer of assets to joint venture	112,136	—	—
Marketable equity securities received from sale of discontinued operation	—	—	447,353
Unrealized gain (loss) on marketable securities, net of income tax	$6,026	$(124,182)	$(69,619)

The accompanying notes are an integral part of these consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

			Accumulated
			Other				Employee Stock
			Comprehensive			Additional	Ownership Plan
	Comprehensive	Retained	Income	Preferred	Common	Paid-In	Loan Guarantee
	Income	Earnings	(Loss)	Stock	Stock	Capital	& Other	Total

Balance, December 31, 1999 (115,118,347 shares)		$204,062	$1,677	$—	$1,149	$787,098	$(2,227)	$991,759
Issuance of common stock (2,180,335 shares)		—	—	—	22	21,018	—	21,040
Repurchase of common stock (1,365,500 shares)		—	—	—	(13)	(21,870)	—	(21,883)
Issuance of stock warrants		—	—	—	—	32,300	—	32,300
Issuance of put option		—	—	—	—	925	—	925
Stock option charge in ENVOY sale		—	—	—	—	50,040	—	50,040
Principal payments on ESOP loan		—	—	—	—	—	1,214	1,214
Tax benefit from the exercise of non-qualified stock options		—	—	—	—	6,752	—	6,752
Other equity transactions		—	—	—	—	(1,014)	1,013	(1)
Comprehensive income:
Net income	$418,923	418,923	—	—	—	—	—	418,923
Unrealized loss on marketable securities, net of tax	(69,619)	—	(69,619)	—	—	—	—	(69,619)
Foreign currency adjustments	(26,744)	—	(26,744)	—	—	—	—	(26,744)

Comprehensive income for year ended December 31, 2000	322,560

Balance, December 31, 2000 (115,933,182 shares)		622,985	(94,686)	—	1,158	875,249	—	1,404,706
Issuance of common stock (4,392,987 shares)		—	—	—	46	48,393	—	48,439
Repurchase of common stock (1,702,500 shares)		—	—	—	(14)	(22,680)	—	(22,694)
Cancellation of stock warrants		—	—	—	—	(20,000)	—	(20,000)
Tax benefit from the exercise of non-qualified stock options		—	—	—	—	15,871	—	15,871
Other equity transactions		—	—	—	—	(948)	—	(948)
Comprehensive income:
Net loss	(33,843)	(33,843)	—	—	—	—	—	(33,843)
Unrealized loss on marketable securities, net of tax	(124,182)	—	(124,182)	—	—	—	—	(124,182)
Reclassification adjustment, net of tax	206,151	—	206,151	—	—	—	—	206,151
Foreign currency adjustments	(18,412)	—	(18,412)	—	—	—	—	(18,412)

Comprehensive income for year ended December 31, 2001	29,714

Balance, December 31, 2001 (118,623,669 shares)		589,142	(31,129)	—	1,190	895,885	—	1,455,088
Issuance of common stock (796,928 shares)		—	—	—	9	9,610	—	9,619
Repurchase of common stock (1,570,000 shares)		—	—	—	(19)	(27,005)	—	(27,024)
Tax benefit from the exercise of non-qualified stock options		—	—	—	—	857	—	857
Other		—	—	—	—	1,400	—	1,400
Comprehensive income:
Net income	127,323	127,323	—	—	—	—	—	127,323
Unrealized gain on marketable securities, net of tax	6,026	—	6,026	—	—	—	—	6,026
Reclassification adjustment, net of tax	(17,097)	—	(17,097)	—	—	—	—	(17,097)
Foreign currency adjustments	42,194	—	42,194	—	—	—	—	42,194

Comprehensive income for year ended December 31, 2002	$158,446

Balance, December 31, 2002 (117,850,597 shares)		$716,465	$(6)	$—	$1,180	$880,747	$—	$1,598,386

The accompanying notes are an integral part of these consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivatives

          From time to time the Company may use derivative instruments to manage exposures to equity prices and interest rates. The Company also holds freestanding warrants and other embedded derivatives (conversion options in financing arrangements). Derivatives meeting the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, are recorded in the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange traded contracts. When the derivative instrument is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of accumulated other comprehensive loss until realized. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedge item. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. The Company has, and may in the future, enter into derivative contracts (calls or puts, for example) related to its investments in marketable equity securities. While these contracts do not qualify for hedge accounting, the Company utilizes these transactions to mitigate its economic exposure to market price fluctuations.

Billed and Unbilled Services

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

Long-Lived Assets

          Property and equipment are carried at historical cost and are depreciated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term as follows:

Buildings and leasehold improvements	3 - 50 years
Equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Motor vehicles	3 - 5 years

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

Revenue Recognition

          Many of the Company’s contracts for services are fixed price, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes revenue primarily based upon (1) the ratio of outputs or performance obligations completed to the total contractual outputs or performance obligations to be provided for fixed-fee contracts, (2) contractual per diem or hourly rate basis as work is performed under fee-for-service contracts or (3) completion of units of service for unit-of-service contracts. The Company does not recognize revenue with respect to start-up activities associated with contracts, which include contract and scope negotiation, feasibility analysis and conflict of interest review. The costs for these activities are expensed as incurred.

          The Company’s contracts for clinical research services provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts are terminable upon 15 - 90 days’ notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

          In certain of the Company’s commercialization contracts, the Company provides services (i.e., a certain number of sales representatives to detail the customer’s product(s) for a given period) in exchange for a combination of fixed and variable payments. Each of these agreements is a service agreement that represents a single unit of accounting under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Fixed payments include guaranteed minimum payments and fee-for-service arrangements. The Company recognizes revenue on the fixed payments when the services are provided and the amounts become fixed and determinable. Variable payments are based on a percentage of product sales. The Company refers to the variable payments as royalty payments. The Company recognizes revenue on the royalty payments when the variable components become fixed and determinable, which only occurs upon the sale of the underlying product(s). All of the consideration the Company receives for providing services, whether via a guaranteed minimum payment, fee-for-service payment, or a variable royalty, is earned and recognized as revenue only after the services are provided to the customer.

          Certain of the Company’s agreements provide for guaranteed minimum payments to the Company. The Company determines the amount of service revenues to be recognized under these agreements by calculating the present value of the fixed and determinable cash flows over the term of the agreement. Accretion of the resulting discount is imputed on the related asset and recorded as interest income over the contract term. The present value of the fixed and determinable cash flows is recognized as revenue in proportion to the services performed based on a measurement of outputs. The Company recognizes revenues in excess of the guaranteed minimum when the amounts become fixed and determinable but only after the related services have been provided. The amounts related to the variable components become fixed and determinable only when the actual sales of the related product(s) have occurred and exceed the guaranteed minimum.

          As the Company records the revenues it earns under such arrangements, it also records a commercial rights and royalties related asset in the accompanying balance sheet. Cash received by the Company from its customers reduces this asset balance.

          The Company treats cash payments to customers under the agreements as incentives to induce the customers to enter into such a service agreement with the Company pursuant to EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” These payments are recorded as a commercial rights and royalties related asset in the accompanying balance sheet as long as the Company’s estimated future economic benefits from those customer contracts are expected to exceed the amount of the payments. The related asset is amortized, in proportion to the services performed based on a measurement of outputs, as a reduction of revenue over the service period.

          The Company reviews the carrying value of the commercial rights and royalties related asset at each balance sheet date to determine whether or not there has been an impairment. If this review indicates that the carrying value is not recoverable, based on undiscounted cash flows over the remaining contract period, the Company will reduce the carrying value to the resulting estimated fair value. In the event of contract termination by the customer, in each of the Company’s contracts, all amounts paid and/or recorded as a commercial rights and royalties related asset would be legally recoverable by the Company in accordance with the terms of the contract. In the event of termination initiated by the Company, the amounts generally would not be contractually recoverable.

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

          Although the Company has not entered into agreements to fund the development of a customer’s research and development activity, if the Company were to enter into such an arrangement, the Company would expense the amounts funded by the Company as research and development costs as incurred.

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

          Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $3.72, $5.57 and $4.93 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Diluted net income (loss) per share:
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

Recently Adopted Accounting Standards

          In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for Long-Lived Assets to Be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Company adopted SFAS No. 144 as required to do so on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations and/or financial position.

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

3.	ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

          Accounts receivable and unbilled services consist of the following (in thousands):

	DECEMBER 31,

	2002	2001

Trade:
Billed	$142,407	$177,760
Unbilled services	118,501	166,712

	260,908	344,472
Allowance for doubtful accounts	(5,261)	(11,464)

	$255,647	$333,008

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

	DECEMBER 31,

REGION	2002	2001

Americas:
United States	40%	45%
Other	2	3

Americas	42	48
Europe and Africa:
United Kingdom	35	33
Other	15	10

Europe and Africa	50	43
Asia – Pacific	8	9

	100%	100%

4.	COMMERCIAL RIGHTS AND ROYALTIES

          Commercial rights and royalties related assets are classified either as a commercial rights and royalties asset, accounts receivable – unbilled or advances to customers in the non-current assets section of the accompanying balance sheet. Below is a summary of the commercial rights and royalties related assets (in thousands):

	December 31,

	2002	2001

Commercial rights and royalties	$1,786	$1,943
Accounts receivable - unbilled	59,750	8,057
Advances to customer	70,000	—

Total commercial rights and royalties related assets	$131,536	$10,000

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

          In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. As of December 31, 2002, $23.5 million has been paid by the Company. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. The Company also received a warrant to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrant. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. The Company continues to be entitled to receive future royalty payments under the contract. The commercial rights and royalties related asset accounts receivable-unbilled of approximately $40.7 million will be reduced as the Company receives future royalty payments.

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

          In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA™ in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002 and the assets and liabilities of Bioglan Pharma, Inc. were recorded at their respective fair values. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total intangible assets of $29.3 million. The Company will amortize the intangible assets in proportion to the estimated revenues over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

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

          In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for Cymbalta™ in the United States. LLY has submitted a NDA for Cymbalta™, which is currently under review by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta™ for the five years following product launch. The sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million of which $70 million was paid in 2002 and the remaining $40 million is due throughout the four quarters following FDA approval. The $70 million in payments made by the Company is on an at-risk basis, and is not refundable in the event the FDA does not grant final approval for Cymbalta™. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY’s manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta™ by LLY or sublicense of Cymbalta™ to third parties, if any. The $110 million in payments will be capitalized and amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the accompanying statement of cash flows as an investing activity – advances to customer. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta™ sales for depression and other neuroscience indications over the five year service period followed by a 3% royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels. The Company or LLY has the ability to cancel this agreement if Cymbalta™ is not approved by January 31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for Cymbalta™ based on concerns over LLY’s manufacturing processes and facilities.

          In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each commencing in the third quarter of 2002. In return, the Company will receive royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The Company has paid $2.25 million as of December 31, 2002. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights and royalties. The aggregate royalties are subject to a contractual minimum of $8.0 million and a maximum of $12.0 million. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products.

          In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $5.7 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $7.2 million). The Company has funded 2.5 million euros (approximately $2.6 million) as of December 31, 2002. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of intangible assets. The customer will continue to manufacture the product for the six years of the distribution agreement. The Company has accrued approximately $10.0 million for the remaining payments as of December 31, 2002.

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

          Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2003	2004	2005	2006	2007	Total

Milestone payments	$8,710	$—	$—	$—	$—	$8,710
Sales force commitments	29,050	16,002	14,277	9,914	3,834	73,077
Licensing and distribution rights	9,068	2,693	1,243	—	—	13,004

	$46,828	$18,695	$15,520	$9,914	$3,834	$94,791

5.	INVESTMENTS - DEBT SECURITIES

          The following is a summary as of December 31, 2002 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

HELD-TO-MATURITY SECURITIES:
State Securities –
Maturing in one year or less	$576	$—	$—	$576
Maturing in over five years	5,315	—	—	5,315

	$5,891	$—	$—	$5,891

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

AVAILABLE-FOR-SALE SECURITIES:
Money Funds	$27,186	—	(544)	$26,642
Other	5,476	—	(1,338)	4,138

	$32,662	$—	$(1,882)	$30,780

          The following is a summary as of December 31, 2001 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

HELD-TO-MATURITY SECURITIES:
State Securities —
Maturing in one year or less	$591	$—	$—	$591
Maturing in over five years	6,016	—	—	6,016

	$6,607	$—	$—	$6,607

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

AVAILABLE-FOR-SALE SECURITIES:
Money Funds	$27,186	$—	$(288)	$26,898
Other	3,494	—	—	3,494

	$30,680	$—	$(288)	$30,392

          The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale debt securities included as a separate component of shareholders’ equity was ($1.0) million, $668,000 and ($18.4) million in 2002, 2001 and 2000, respectively.

6.	INVESTMENTS – MARKETABLE EQUITY SECURITIES

     The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of December 31, 2002 is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership % (1)	Cost Basis	Value

Common Stock:
Triangle Pharmaceuticals Inc.	VIRS	3,775,000	4.9%	$15,029	$22,424
The Medicines Company	MDCO	2,062,520	5.2%	8,992	33,042
CV Therapeutics, Inc.	CVTX	126,705	0.5%	617	2,309
Columbia Laboratories, Inc.	COB	1,121,610	3.2%	5,500	3,769
Other				3,327	3,382

Total Marketable Equity Securities				$33,465	$64,926

     The Company’s portfolio in such transactions as of December 31, 2001 is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership % (1)	Cost Basis	Value

Common Stock:
Triangle Pharmaceuticals Inc.	VIRS	3,775,000	4.9%	$15,029	$15,138
The Medicines Company	MDCO	1,896,245	6.3%	8,462	21,977
CV Therapeutics, Inc.	CVTX	681,705	2.6%	3,320	35,463
Other				4,740	5,414

Total Marketable Equity Securities				$31,551	$77,992

(1)	The estimated beneficial ownership percentage calculation is based upon the issuer’s filings with the United States Securities and Exchange Commission. The beneficial ownership percentage is subject to change due to the Company’s transactions in these investments and changes in the issuer’s capitalization.

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

          In May 2002, the Company and McKesson Corporation (“McKesson”) completed the formation of a previously announced healthcare informatics joint venture named Verispan, L.L.C. (“Verispan”). The Company and McKesson are equal co-owners of a majority of the equity of Verispan. The Company contributed the net assets of its informatics group having a historical cost basis of approximately $112.1 million (including approximately $101.7 million of basis in excess of the book value of the identifiable net assets) and funded $10 million to Verispan. The net assets contributed to Verispan primarily consisted of accounts receivable, prepaid expense, property and equipment, trade accounts payable, accrued expenses, unearned income, including the basis in excess of the book value of the identifiable net assets. Verispan licenses data products to the Company and McKesson for use in their respective core businesses. Under the license arrangement, the Company continues to have access to Verispan’s commercially available products to enhance their service to and partnering with the Company’s customers.

          The Company accounts for its investment in Verispan under the equity method of accounting; therefore, the Company’s pro rata share of Verispan’s earnings, since the date of formation, is included in equity in losses of unconsolidated affiliates and other. As of December 31, 2002, the Company owns approximately 45% of Verispan. The Company’s ownership percentage may change from period to period to the extent new equity partners are admitted to the joint venture. The Company has recorded its investment in Verispan, approximately $120.7 million at December 31, 2002, as an investment in unconsolidated affiliates.

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

          In conjunction with the adoption of SFAS No. 142, the Company completed the required transitional impairment test as of January 1, 2002 and the annual impairment test as of July 31, 2002 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for 2002 (in thousands):

	Product	Commercial
	development	services	Informatics	Consolidated

Balance as of December 31, 2001	$31,746	$30,168	$101,737	$163,651
Add: acquisition	2,937	—	—	2,937
Less: reclass to investments in unconsolidated affiliates	—	—	(101,737)	(101,737)
Impact of foreign currency fluctuations	4,235	1,047	—	5,282

Balance as of December 31, 2002	$38,918	$31,215	$—	$70,133

          The following is a summary of goodwill by segment for 2001 (in thousands):

	Product	Commercial
	development	services	Informatics	Consolidated

Balance as of December 31, 2000	$30,664	$48,836	$105,481	$184,981
Add: acquisition	5,754	—	—	5,754
Less: impairment	—	(16,120)	—	(16,120)
amortization	(2,324)	(1,713)	(3,728)	(7,765)
Impact of foreign currency fluctuations	(2,348)	(835)	(16)	(3,199)

Balance as of December 31, 2001	$31,746	$30,168	$101,737	$163,651

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

          Through December 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 and no longer amortizes goodwill. The following is a summary of reported net (loss) income and net (loss) income per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000

Net (loss) income	$(33,843)	$418,923
Add: goodwill amortization	7,765	7,901
Less: income tax benefit	(2,562)	(2,607)

Adjusted net (loss) income	$(28,640)	$424,217

Adjusted net (loss) income per share:
Basic	$(0.24)	$3.66
Diluted	(0.24)	3.66

12.	ACCRUED EXPENSES

          Accrued expenses consist of the following (in thousands):

	December 31,

	2002	2001

Compensation and payroll taxes	$77,354	$63,458
Restructuring	8,467	30,737
Other	94,913	74,978

	$180,734	$169,173

13.	CREDIT ARRANGEMENTS

          The following is a summary of the credit facilities available to the Company at December 31, 2002:

Facility	Interest Rates

£10.0 million (approximately $16.0 million) unsecured line of credit	Base (4.0% at December 31, 2002) plus 0.75%

£1.5 million (approximately $2.4 million) general banking facility with the same U.K. bank used for the issuance of guarantees	1% per annum fee for each guarantee issued

The Company did not have any outstanding balances on these facilities at December 31, 2002 and 2001.

Long-term debt and obligations consist of the following (in thousands):

	December 31,

	2002	2001

Missouri tax incentive bonds due October 2009 (6.7% annual interest rate)	$4,288	$4,755
Other notes payable	7,269	8,549

	11,557	13,304
Less: current portion	(3,347)	(2,969)

	$8,210	$10,335

Other notes payable include various notes payables, primarily in foreign currencies, with interest rates ranging between 1.875% and 7.5%.

Maturities of long-term debt and obligations at December 31, 2002 are as follows (in thousands):

2003	$3,347
2004	2,179
2005	1,957
2006	1,702
2007	941
Thereafter	1,431

$11,557

The fair value of the Company’s long-term debt approximates its carrying value.

14.	LEASES

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

          The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 (in thousands):

	CAPITAL LEASES	OPERATING LEASES

2003	$19,301	$62,443
2004	7,330	39,776
2005	1,213	26,548
2006	617	22,078
2007	482	18,970
Thereafter	1,433	72,191

Total minimum lease payments	30,376	$242,006

Amounts representing interest	(1,359)

Present value of net minimum payments	29,017
Current portion	(18,372)

Long-term capital lease obligations	$10,645

15.	COMMITMENTS AND CONTINGENCIES

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

          To enhance its stock repurchase program, the Company sold put options during 2000 to an independent third party. These put options entitled the holder to sell a total of 500,000 shares of the Company’s Common Stock to the Company on January 2, 2001 at $13.7125 per share. The put options expired unexercised in accordance with their terms on January 2, 2001. The transaction has been recorded as a component of shareholders’ equity.

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

     Because the original acquisition of ENVOY qualified as a tax-free organization, the Company’s tax basis in the acquisition is allowed to be determined by substituting the tax basis of the previous shareholders of ENVOY. However, when the Company sold ENVOY to WebMD during 2000, the tax basis of the previous shareholders was not available to the Company since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, the Company had to estimate its tax basis in ENVOY by reviewing financial statements, tax returns and other public documents which were available to the Company at that time. The Company used the estimated tax basis to calculate the extraordinary gain on the sale of ENVOY, net of income taxes. In September 2001, the Company received the results of a tax basis study completed by its external tax advisors, which was prepared so that the Company could prepare and file its 2000 U.S. Corporate income tax return. Based on this study, the Company adjusted its estimate of its tax basis in ENVOY, resulting in an approximate $142.0 million reduction in income taxes. This change in estimate resulted in an increase for the same amount in the extraordinary gain on the sale of ENVOY.

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

     The new methodology of accounting for deferred income taxes incorporates a strict jurisdictional view of SFAS No. 109, “Accounting for Income Taxes,” and assumes that the Company recorded deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. The Company believes that the new method has become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. This new approach ignores (i.e. in determining the amount of any recorded valuation allowance) the fact that future “incremental” income taxes may be paid in a separate tax jurisdiction as a result of the interplay among foreign and U.S. income tax statutes and accordingly may subject the Company to risk of increasing future income tax rates. After the accounting change, related deferred income tax assets on January 1, 2002 were $72.7 million and no valuation allowance was required because it is more likely than not that there would be sufficient future taxable income on the U.S. federal income tax return to realize the benefit of future deductions of that amount which primarily represents deductible goodwill resulting from tax elections made at the time of the Company’s acquisition of Innovex Limited in November 1996. At December 31, 2002, the balance of the related deferred income tax assets was $65.4 million.

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

     As of December 31, 2002, the following amounts were recorded (in thousands):

Activity Twelve Months Ended December 31, 2002

	Balance at	2002	2002 Plan Write-Offs/	Balance at
	December 31, 2001	Plan Accrual	Payments	December 31, 2002

Severance and related costs	$—	$4,241	$(2,175)	$2,066
Exit costs	—	310	(156)	154
Asset write-offs	—	112	(112)	—

	$—	$4,663	$(2,443)	$2,220

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

     As of December 31, 2002, the following amounts were recorded (in thousands):

Activity Twelve Months Ended December 31, 2002

	2001 B Plan
	Balance at	Revisions to	2001 B Plan	Balance at
	December 31, 2001	2001 B Plan	Payment	December 31, 2002

Severance and related costs	$19,323	$(5,725)	$(12,292)	$1,306
Exit costs	8,806	(875)	(4,550)	3,381

	$28,129	$(6,600)	$(16,842)	$4,687

     As of December 31, 2001, the following amounts were recorded (in thousands):

Activity Twelve Months Ended December 31, 2001

	2001 A Plan	2001 B Plan	Total	2001 A Plan	2001 B Plan Write-	Balance at
	Accrual	Accrual	Accrual	Payments	offs/Payments	December 31, 2001

Severance and related costs	$1,970	$31,134	$33,104	$(1,970)	$(11,811)	$19,323
Asset impairment write-offs	—	8,237	8,237	—	(8,237)	—
Exit Costs	176	11,567	11,743	(176)	(2,761)	8,806

	$2,146	$50,938	$53,084	$(2,146)	$(22,809)	$28,129

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

     As of December 31, 2002, the following amounts were recorded (in thousands):

Activity Twelve Months Ended December 31, 2002

		Revisions to	Revisions to			Follow-
	Balance at	January 2000	Follow-On	Revised	January 2000	On Plan	Balance at
	December 31, 2001	Plan	Plan	Accrual	Plan Payments	Payments	December 31, 2002

Severance and related costs	$894	$—	$—	$894	$(476)	$(301)	$117
Exit costs	1,714	644	1,293	3,651	(1,208)	(1,000)	1,443

	$2,608	$644	$1,293	$4,545	$(1,684)	$(1,301)	$1,560

     As of December 31, 2001, the following amounts were recorded (in thousands):

Activity Twelve Months Ended December 31, 2001

	Balance at	Revisions to	Revised	January 2000	2000 Follow-On	Balance at
	December 31, 2000	January 2000 Plan	Accrual	Plan Payments	Plan Payments	December 31, 2001

Severance and related costs	$8,867	$—	$8,867	$(3,530)	$(4,443)	$894
Exit costs	5,788	1,085	6,873	(4,351)	(808)	1,714

	$14,655	$1,085	$15,740	$(7,881)	$(5,251)	$2,608

     As of December 31, 2000, the following amounts were recorded (in thousands):

Activity Twelve Months Ended December 31, 2000

	January	Revisions to	2000		January 2000
	2000 Plan	January 2000	Follow-	Revised	Plan Write-	2000 Follow-On	Balance at
	Accrual	Plan	On Plan	Accrual	offs/Payments	Plan Payments	December 31, 2000

Severance and related costs	$33,228	$(6,321)	$5,833	$32,740	$(23,136)	$(737)	$8,867
Asset impairment write-offs	11,315	—	—	11,315	(11,315)	—	—
Exit costs	14,049	(632)	1,309	14,726	(8,938)	—	5,788

	$58,592	$(6,953)	$7,142	$58,781	$(43,389)	$(737)	$14,655

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

     Stock option activity during the periods indicated is as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 1999	17,884,480	$27.59
Granted	15,340,516	14.78
Exercised	(508,412)	9.24
Canceled	(5,558,403)	21.98

Outstanding at December 31, 2000	27,158,181	21.80
Granted	8,399,811	18.40
Exercised	(2,514,514)	12.88
Canceled	(3,158,609)	22.89

Outstanding at December 31, 2001	29,884,869	21.44
Granted	7,311,605	12.78
Exercised	(444,783)	11.26
Canceled	(3,094,059)	21.47

Outstanding at December 31, 2002	33,657,632	$19.69

     Selected information regarding stock options as of December 31, 2002 follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Number of		Weighted-Average	Weighted-Average	Number of	Weighted-Average
Options	Exercise Price Range	Exercise Price	Remaining Life	Options	Exercise Price

6,093,006	$1.04 - $13.09	$11.01	8.83	898,722	$8.52
7,609,190	$13.13 - $13.44	13.44	7.13	5,560,202	13.44
6,979,255	$13.50 - $17.75	15.62	8.19	2,881,341	15.17
6,982,677	$17.80 - $25.25	20.81	6.84	5,056,913	20.71
5,993,504	$25.44 - $56.25	39.90	4.97	5,503,179	40.17

33,657,632		$19.69	7.21	19,900,357	$22.71

25.	OPERATIONS BY GEOGRAPHIC LOCATION

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

Year Ended December 31, 2002

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$944,861	$503,466	$20,347	$—	$—	$1,468,674
Intersegment	—	54,548	—	—	(54,548)	—

Total net services	944,861	558,014	20,347	—	(54,548)	1,468,674
Reimbursed service costs	312,669	86,959	22	—	—	399,650

Gross service revenues	1,257,530	644,973	20,369	—	(54,548)	1,868,324
Commercial rights and royalties	—	—	—	110,381	—	110,381
Investment	—	—	—	13,704	—	13,704

Total revenues	$1,257,530	$644,973	$20,369	$124,085	$(54,548)	$1,992,409

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$477,492	$207,711	$8,024	$17,620	$—	$710,847

Year Ended December 31, 2001

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$913,947	$621,964	$58,169	$—	$—	$1,594,080
Intersegment	—	12,900	—	—	(12,900)	—

Total net services	913,947	634,864	58,169	—	(12,900)	1,594,080
Reimbursed service costs	234,481	28,743	205	—	—	263,429

Gross service revenues	1,148,428	663,607	58,374	—	(12,900)	1,857,509
Commercial rights and royalties	—	—	—	25,792	—	25,792
Investment	—	—	—	611	—	611

Total revenues	$1,148,428	$663,607	$58,374	$26,403	$(12,900)	$1,883,912

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$438,426	$197,452	$27,173	$(2,311)	$—	$660,740

Year Ended December 31, 2000

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$841,525	$748,494	$59,709	$—	$—	$1,649,728
Intersegment	—	—	—	—	—	—

Total net services	841,525	748,494	59,709	—	—	1,649,728
Reimbursed service costs	191,092	19,471	25	—	—	210,588

Gross service revenues	1,032,617	767,965	59,734	—	—	1,860,316
Commercial rights and royalties	—	—	—	10,182	—	10,182
Investment	—	—	—	579	—	579

Total revenues	$1,032,617	$767,965	$59,734	$10,761	$—	$1,871,077

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$382,611	$247,535	$33,239	$1,320	$—	$664,705

	2002	2001	2000

Total Assets:
Product development	$716,033	$680,221	$651,347
Commercial services	384,814	229,190	282,492
PharmaBio Development	315,633	164,111	131,498
Informatics	—	124,057	141,420
Corporate	637,715	656,215	660,665

	$2,054,195	$1,853,794	$1,867,422

Expenditures to acquire long-lived assets:
Product development	$34,402	$109,031	$72,146
Commercial services	4,656	12,520	26,939
PharmaBio Development	247	—	—
Informatics	666	9,962	6,964
Corporate	186	2,470	2,733

	$40,157	$133,983	$108,782

Depreciation and amortization expense:
Product development	$60,710	$60,255	$53,959
Commercial services	21,926	23,823	27,782
Informatics	2,559	10,031	8,464
Corporate	953	986	1,037

Depreciation and amortization excluded from contribution	86,148	95,095	91,242
PharmaBio Development	3,676	1,008	1,325

Total depreciation and amortization	$89,824	$96,103	$92,567

27.	QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31, 2002

	FIRST	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER

	As Reported	As Restated

Gross revenues	$493,296	$493,296	$498,233	$490,965	$509,915
Income from continuing operations before income taxes	25,762	25,762	30,074	33,798	34,026
Income (loss) from continuing operations	17,261	17,261	20,626	21,179	22,598
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income	—	45,659	—	—	—
Net income	$17,261	$62,920	$20,626	$21,179	$22,598

Basic net income per share:
Income from continuing operations	$0.15	$0.15	$0.17	$0.18	$0.19
Cumulative effect of change in accounting principle	—	0.38	—	—	—

Basic net income per share	$0.15	$0.53	$0.17	$0.18	$0.19

Diluted net income per share:
Income from continuing operations	$0.14	$0.14	$0.17	$0.18	$0.19
Cumulative effect of change in accounting principle	—	0.38	—	—	—

Diluted net income per share	$0.14	$0.52	$0.17	$0.18	$0.19

Range of stock prices		$14.680-19.300	$11.300-17.700	$8.350-12.457	$7.650-12.360

As discussed in Note 19, the Company changed its method for calculating deferred income taxes related to multi-jurisdictional tax transactions effective January 1, 2002.

	YEAR ENDED DECEMBER 31, 2001

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Gross revenues	$464,141	$471,718	$464,683	$483,370
Income (loss) from continuing operations before income taxes	11,628	14,438	(398,605)	110,043
Income (loss) from continuing operations	7,791	9,674	(265,911)	72,573
Extraordinary gain from sale of discontinued operation, net of taxes	—	—	142,030	—
Net income (loss)	$7,791	$9,674	$(123,881)	$72,573

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.07	$0.08	$(2.22)	$0.61
Extraordinary gain from sale of discontinued operation	—	—	1.19	—
Basic net income (loss) per share	$0.07	$0.08	$(1.03)	$0.61

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.06	$0.08	$(2.22)	$0.60
Extraordinary gain from sale of discontinued operation	—	—	1.19	—

Diluted net income (loss) per share	$0.06	$0.08	$(1.03)	$0.60

Range of stock prices	$14.688-22.875	$15.000–26.050	$12.450-25.500	$13.610-18.900

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

/s/PricewaterhouseCoopers LLP
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this Annual Report on Form 10-K, as amended.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit	Description

3.01(1)	Amended and Restated Articles of Incorporation, as amended

3.02(2)	Amended and Restated Bylaws, as amended

4.01	Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)

4.02	Amended and Restated Bylaws, as amended (see Exhibit 3.02)

4.03(3)	Specimen certificate for Common Stock, $0.01 par value per share

4.04(4)	Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock

Exhibit	Description

10.01(5)(6)	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.

10.02(5)(7)	Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.03(5)(8)	Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.04(5)(9)	Second Amendment to Contract of Employment, dated April 1, 2002, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.05(5)(8)	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.

10.06(5)(8)	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.

10.07(5)(8)	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.

10.08(5)(9)	Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on January 1, 2001

10.09(5)(8)	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated

10.10(5)(9)	Quintiles Transnational Corp. Nonqualified Stock Option Plan, amended January 1, 2001

10.11*	Quintiles Transnational Corp. 2002 Stock Option Plan

10.12*	Quintiles Transnational Corp. Special Bonus Plan

10.13(10)	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.14(11)	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoescht Marion Roussel, Inc. and Quintiles, Inc.

10.15(12)	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.

10.16(13)	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.

Exhibit	Description

10.17(9)	Master Services Agreement dated as of January 1, 2001 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC. [Note: Certain confidential portions of this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and Exchange Commission.]

10.18(5)	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp.

16.01(14)	Letter regarding change in the Company’s certifying accountant dated May 17, 2002

18.01*	Letter regarding change in accounting principle

21*	Subsidiaries

23.01*	Consent of PricewaterhouseCoopers LLP, dated February 21, 2003

23.02*	Information Regarding the Consent of Arthur Andersen LLP

23.03	Consent of PricewaterhouseCoopers LLP

24.01*	Power of Attorney (included on the signature page hereto)

31.01	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.01*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.02*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.03**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

99.04**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

*	Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 24, 2003.

**	Previously filed with Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 29, 2003.

(1)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.

(2)	Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

(3)	Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.

(4)	Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.

(5)	Executive compensation plans and arrangements

(6)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(7)	Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(9)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

(10)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(11)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the

Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(13)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(14)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.

(b)	Reports on Form 8-K.

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

See (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 26th day of August, 2003.

QUINTILES TRANSNATIONAL CORP.

By:	/s/ Dennis B. Gillings

Dennis B. Gillings, Ph.D.
Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit	Description

3.01(1)	Amended and Restated Articles of Incorporation, as amended

3.02(2)	Amended and Restated Bylaws, as amended

4.01	Amended and Restated Articles of Incorporation, as amended (see Exhibit 3.01)

4.02	Amended and Restated Bylaws, as amended (see Exhibit 3.02)

4.03(3)	Specimen certificate for Common Stock, $0.01 par value per share

4.04(4)	Amended and Restated Rights Agreement, dated as of November 5, 1999 and amended and restated as of May 4, 2000 between Quintiles Transnational Corp. and First Union National Bank, including form of Articles of Amendment of Amended and Restated Articles of Incorporation, form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock

10.01(5)(6)	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.

10.02(5)(7)	Employment Agreement, dated February 22, 1994, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.03(5)(8)	Amendment to Contract of Employment, dated October 26, 1999, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.04(5)(9)	Second Amendment to Contract of Employment, dated April 1, 2002, by and between Dr. Dennis B. Gillings and Quintiles Transnational Corp.

10.05(5)(8)	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.

10.06(5)(8)	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.

10.07(5)(8)	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.

10.08(5)(9)	Quintiles Transnational Corp. Equity Compensation Plan, as amended and restated on January 1, 2001

10.09(5)(8)	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated

10.10(5)(9)	Quintiles Transnational Corp. Nonqualified Stock Option Plan, amended January 1, 2001

10.11*	Quintiles Transnational Corp. 2002 Stock Option Plan

Exhibit	Description

10.12*	Quintiles Transnational Corp. Special Bonus Plan

10.13(10)	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company

10.14(11)	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoescht Marion Roussel, Inc. and Quintiles, Inc.

10.15(12)	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.

10.16(13)	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.

10.17(9)	Master Services Agreement dated as of January 1, 2001 between Quintiles Transnational Corp. and A.M. Pappas & Associates, LLC. [Note: Certain confidential portions of this exhibit have been omitted as indicated in the exhibit with an asterisk (*), and filed with the Securities and Exchange Commission.]

10.18(5)	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp.

16.01(14)	Letter regarding change in the Company’s certifying accountant dated May 17, 2002

18.01*	Letter regarding change in accounting principle

21*	Subsidiaries

23.01*	Consent of PricewaterhouseCoopers LLP, dated February 21, 2003

23.02*	Information Regarding the Consent of Arthur Andersen LLP

23.03	Consent of PricewaterhouseCoopers LLP

24.01*	Power of Attorney (included on the signature page hereto)

31.01	Certification Pursuant to Rule 13a-14/15d-14,, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.01*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit	Description

99.02*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.03**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

99.04**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 dated April 29, 2003. Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.

*	Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 24, 2003.

**	Previously filed with Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 29, 2003.

(1)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.

(2)	Exhibit to our Current Report on Form 8-K dated November 5, 1999, as filed with the Securities and Exchange Commission on November 5, 1999 and incorporated herein by reference.

(3)	Exhibit to our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (File No. 333-92987) effective December 17, 1999, and incorporated herein by reference.

(4)	Exhibit to our Registration Statement on Form 8-A/A, Amendment No. 1 (File No. 000-23520), as filed with the Securities and Exchange Commission on May 10, 2000, and incorporated herein by reference.

(5)	Executive compensation plans and arrangements

(6)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(7)	Exhibit to our Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission (File No. 33-75766) effective April 20, 1994, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(9)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

(10)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(11)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(13)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(14)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.