Form 10-Q/A
period 2003-03-31
QUINTILES TRANSNATIONAL CORP
filed 2003-08-27
CIK 919623

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Quintiles Transnational Corp. is filing this amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2003, which was originally filed on May 1, 2003. This report clarifies or expands certain disclosures in the Company’s Unaudited Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation. In addition, certain balance sheet items have been reclassified. Specifically, the Company is no longer grossing up its balance sheet for amounts representing accounts receivable billed to customers in accordance with contract terms for services that have not yet been rendered. Also, the Company is presenting separately from commercial rights and royalties on its balance sheet certain accounts receivable and advances to customers. The revisions had no effect on previously reported net income (loss), shareholders’ equity or net income (loss) per share. This report continues to be presented as of the date of the original filing, and the Company has not updated the disclosure in this report to a later date. All information in this report and the original filing is subject to updating and supplementing as provided in its periodic reports filed with the Securities and Exchange Commission.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31
	2003	2002

	(unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$704,124	$644,284
Trade accounts receivable and unbilled services, net	251,645	255,647
Investments in debt securities	27,137	27,218
Prepaid expenses	23,660	22,516
Other current assets and receivables	45,157	42,654

Total current assets	1,051,723	992,319
Property and equipment	474,705	475,543
Less accumulated depreciation	(218,402)	(213,385)

	256,303	262,158
Intangibles and other assets:
Investments in debt securities	9,846	9,453
Investments in marketable equity securities	48,081	64,926
Investments in non-marketable equity securities and loans	46,269	46,449
Investments in unconsolidated affiliates	121,101	121,101
Commercial rights and royalties	5,622	1,786
Accounts receivable — unbilled	54,662	59,750
Advances to customer	70,000	70,000
Goodwill	71,217	70,133
Other identifiable intangibles, net	135,942	142,715
Deferred income taxes	177,078	174,534
Deposits and other assets	49,192	38,871

	789,010	799,718

Total assets	$2,097,036	$2,054,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$237,800	$238,269
Credit arrangements	20,009	21,719
Unearned income	159,423	141,718
Income taxes payable	17,177	20,067
Other current liabilities	2,343	2,073

Total current liabilities	436,752	423,846
Long-term liabilities:
Credit arrangements, less current portion	17,352	18,855
Other liabilities	17,925	13,108

	35,277	31,963

Total liabilities	472,029	455,809

Shareholders’ equity:
Preferred stock, none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock and additional paid-in capital, 118,283,920 and 117,850,597 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	884,605	881,927
Retained earnings	741,621	716,465
Accumulated other comprehensive loss	(1,219)	(6)

Total shareholders’ equity	1,625,007	1,598,386

Total liabilities and shareholders’ equity	$2,097,036	$2,054,195

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

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31

	2003	2002

	(in thousands)
Operating activities
Net income	$25,156	$62,920
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	(45,659)

Income from operations	25,156	17,261
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	22,643	21,792
Restructuring charge (payments) accrual, net	(1,752)	(8,414)
(Gain) loss from sales and impairments of investments, net	(17,952)	(4,782)
Benefit from deferred income tax expense	(2,088)	(2,233)
Change in operating assets and liabilities	32,166	32,637
Other	(195)	(1,120)

Net cash provided by operating activities	57,978	55,141

Investing activities
Acquisition of property and equipment	(9,362)	(10,703)
Acquisition of businesses, net of cash acquired	—	(25,248)
Acquisition of intangible assets	(4,519)	—
Acquisition of commercial rights and royalties	(7,355)	(3,750)
Proceeds from disposition of property and equipment	2,265	2,336
(Purchases of) proceeds from debt securities, net	(527)	(215)
Purchases of equity securities and other investments	(393)	(6,025)
Proceeds from sale of equity securities and other investments	22,703	9,937

Net cash provided by (used in) investing activities	2,812	(33,668)

Financing activities
Principal payments on credit arrangements, net	(4,770)	(2,490)
Issuance of common stock, net	2,328	1,964
Repurchase of common stock	—	(4,781)

Net cash used in financing activities	(2,442)	(5,307)

Effect of foreign currency exchange rate changes on cash	1,492	(1,606)

Increase in cash and cash equivalents	59,840	14,560
Cash and cash equivalents at beginning of period	644,284	565,063

Cash and cash equivalents at end of period	$704,124	$579,623

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

3. Commercial Rights and Royalties

Commercial rights and royalties related assets are classified as commercial rights and royalties, accounts receivable – unbilled or advances to customers in the non-current asset section of the accompanying balance sheet. Below is a summary of the commercial rights and royalties related assets (in thousands):

	March 31,	December 31,
	2003	2002

Commercial rights and royalties	$5,622	$1,786
Accounts receivable - unbilled	54,662	59,750
Advances to customer	70,000	70,000

Total commercial rights and royalties related assets	$130,284	$131,536

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

In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. As of March 31, 2003, $26.8 million has been paid by the

Quintiles Transnational Corp. and Subsidiaries

Company. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. Through March 31, 2003, the Company received payments totaling approximately $12.7 million, of which approximately $11.8 million was received during the three months ended March 31, 2003. The proceeds are reported in the accompanying statement of cash flows as an operating activity – change in operating assets and liabilities. Initially, the Company also received a warrant to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrant. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. The Company continues to be entitled to receive future royalty payments under the contract. The commercial rights and royalties related asset accounts receivable-unbilled of approximately $40.7 million will be reduced as the Company receives future royalty payments.

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

Quintiles Transnational Corp. and Subsidiaries

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

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each which commenced in the third quarter of 2002. In return, the Company will receive royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The Company has paid $3.38 million as of March 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights and royalties. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products.

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

In March 2003, the Company entered into an agreement with COB to commercialize COB’s Striant™ testosterone buccal bioadhesive product in the United States. COB has submitted an NDA for Striant™, which is currently under review by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company will pay to COB five quarterly payments of $3.0 million each beginning in the first quarter of 2003. In return, the Company will receive a 9% royalty on the net sales of Striant™ in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant™ and are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The Company has paid $3.0 million as of March 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights and royalties. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. As a result of its review, the Company recognized $820,000 and $400,000 of losses due to such impairments in the first quarter of 2003 and 2002, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees.

6. Derivatives

The Company may from time to time acquire derivative instruments, primarily warrants, of companies in which a current market value is not readily available. As such, these instruments are included in deposits and other assets. When acquired, the Company records warrants at their fair value. Subsequently, warrants are marked to market each period with changes in their fair values being recognized as investment gains and losses in the accompanying statement of operations. As a result of subsequent evaluation, the Company recognized a gain of $11.0 million on the warrant to acquire 700,000 shares of SCIO during the first quarter of 2003. The increase in the fair value of the SCIO warrant resulted from the pending acquisition of SCIO by Johnson & Johnson.

7. Goodwill and Identifiable Intangible Assets

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

Quintiles Transnational Corp. and Subsidiaries

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

The following is a summary of goodwill by segment as of March 31, 2003 (in thousands):

	Product
	Development	Commercial Services	Consolidated

Balance as of December 31, 2002	$38,918	$31,215	$70,133
Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	1,040	44	1,084

Balance as of March 31, 2003	$39,958	$31,259	$71,217

8. Stock Repurchase

The Company was authorized by its Board of Directors in March 2001 to repurchase up to $100 million of the Company’s Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. The authorization expired March 1, 2003. The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2003.

9. Significant Customers

No customer accounted for 10% of consolidated gross service revenues less reimbursed service costs for the three months ended March 31, 2003. One customer accounted for 13.0% of consolidated gross service revenues less reimbursed service costs for the three months ended March 31, 2002. The revenues were derived from the product development, commercial services and informatics group.

Quintiles Transnational Corp. and Subsidiaries

10. Investment Revenues

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

11. Restructuring Charge

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

12. Net Income Per Share

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

13. Comprehensive Income

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

Quintiles Transnational Corp. and Subsidiaries

14. Segments

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

	Three Months Ended March 31, 2003

			PharmaBio
	Product Development	Commercial Services	Development	Eliminations	Consolidated

Service revenues:
External	$250,036	$118,620	$—	$—	$368,656
Intersegment	—	8,095	—	(8,095)	—

Total net services	250,036	126,715	—	(8,095)	368,656
Reimbursed service costs	80,156	14,185	—	—	94,341

Gross service revenues	330,192	140,900	—	(8,095)	462,997

Commercial rights and royalties	—	—	30,658	—	30,658

Investment	—	—	17,952	—	17,952

Total revenues	$330,192	$140,900	$48,610	$(8,095)	$511,607

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$126,314	$44,910	$18,780	$—	$190,004

	Three Months Ended March 31, 2002

				PharmaBio
	Product Development	Commercial Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$230,457	$136,020	$12,690	$—	$—	$379,167
Intersegment	—	11,212	—	—	(11,212)	—

Total net services	230,457	147,232	12,690	—	(11,212)	379,167
Reimbursed service costs	68,787	26,363	3	—	—	95,153

Gross service revenues	299,244	173,595	12,693	—	(11,212)	474,320

Commercial rights and royalties	—	—	—	14,194	—	14,194

Investment	—	—	—	4,782		4,782

Total revenues	$299,244	$173,595	$12,693	$18,976	$(11,212)	$493,296

Contribution (revenues less costs of revenues excluding depreciation and amortization shown below):
	$112,413	$50,768	$4,470	$4,540	$—	$172,191

Quintiles Transnational Corp. and Subsidiaries

	Three months ended March 31

	2003	2002

Depreciation and amortization expense:
Product development	$14,947	$14,422
Commercial services	4,991	5,216
Informatics	—	1,521
Corporate	210	230

Depreciation and amortization excluded from contribution	20,148	21,389
PharmaBio Development	2,495	403

Total depreciation and amortization	$22,643	$21,792

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

16. Recently Issued Accounting Standards

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

17. Subsequent Event

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

Quintiles Transnational Corp. and Subsidiaries

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

	Three months ended March 31

	2003	2002

Service revenues	$462,997	$474,320
Less: reimbursed service costs	94,341	95,153

Net service revenues	368,656	379,167
Commercial rights and royalties	30,658	14,194
Investments	17,952	4,782

Total net revenues	$417,266	$398,143

•	Service revenues were $463.0 million for the first quarter of 2003 compared to $474.3 million for the first quarter of 2002. Service revenues less reimbursed service costs, or net service revenues, for the first quarter of 2003 were $368.7 million, a decrease of $10.5 million or (2.8%) over net service revenues of $379.2 million for the first quarter of 2002. Included in net service revenues for the first quarter of 2002 was $12.7 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, was not included in net service revenues for 2003. Net service revenues for the first quarter of 2003 were positively impacted by approximately $27.6 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $11.4 million or 27.3% to $53.3 million for the first quarter of 2003 from the first quarter of 2002 and was positively impacted by $4.8 million due to the effect of foreign currency fluctuations. Net service revenues increased $35.8 million or 23.9% to $185.6 million for the first quarter of 2003 from the first quarter of 2002 in the Europe and Africa region, which was positively impacted by $23.4 million due to the effect of foreign currency fluctuations. Net service revenues decreased $57.8 million or (30.8%) to $129.7 million for the first quarter of 2003 from the first quarter of 2002 in the Americas region primarily as a result of the decline in the commercial services group revenues.

Quintiles Transnational Corp. and Subsidiaries

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first quarter of 2003 were $30.7 million, an increase of $16.5 million over the first quarter 2002 commercial rights and royalties revenues of $14.2 million. Commercial rights and royalties revenues were positively impacted by approximately $3.8 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. These revenues include products for which we have acquired certain commercial rights, such as the dermatology products, Solaraze™ and ADOXA™. Commercial rights and royalties revenues for the first quarter of 2003 were reduced by approximately $289,000 versus $3.6 million for the first quarter of 2002 for amortization of payments made by us to our customers. The decrease is a result of the completion of the services portion of our Scios, Inc., or SCIO, contract during the fourth quarter of 2002. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $16.5 million increase in commercial rights and royalties revenues is primarily the result of (1) our 2002 acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its suite of dermatology products which contributed $13.7 million of revenues during the first quarter of 2003, (2) our contracts with Kos Pharmaceuticals, Inc., or KOSP, and Columbia Labs, Inc., or COB, which contributed $6.6 million during the first quarter of 2003 versus $5.0 million during the first quarter of 2002, and (3) our contracts in Europe with two large pharmaceutical customers which contributed approximately $9.8 million of revenues during the first quarter of 2003. These increases were partially offset by a decrease of approximately $7.3 million of revenues as a result of the completion of the services portion of our SCIO contract. For the first quarter of 2003, approximately 21.4% of our commercial rights and royalties revenues was attributable to our contracts with KOSP and COB, approximately 32.0% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 44.7% was attributable to our suite of dermatology products and the remaining 1.9% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of our direct and indirect investments, for the first quarter of 2003 were $18.0 million versus $4.8 million for the first quarter of 2002. Investment revenues for the first quarter of 2003 included a $7.6 million gain from our investment in Triangle Pharmaceuticals, Inc., or VIRS, and a $11.0 million gain on the warrants to acquire 700,000 shares of SCIO as a result of the pending acquisition of SCIO by Johnson & Johnson, Inc. During the first quarter of 2003 and 2002, we recognized $820,000 and $400,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

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

Quintiles Transnational Corp. and Subsidiaries

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

Net service revenues for the product development group were $250.0 million for the first quarter of 2003 compared to $230.5 million for the first quarter of 2002. Net service revenues for the first quarter of 2003 were positively impacted by approximately $17.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $6.7 million or 32.4% to $27.3 million including a positive impact of approximately $2.5 million due to the effect of foreign currency fluctuations. Net service revenues increased $17.3 million or 19.3% to $106.5 million in the Europe and Africa region primarily as a result of the positive impact of approximately $15.3 million due to the effect of foreign currency fluctuations. Net service revenues decreased $4.4 million or (3.6%) to $116.2 million in the Americas region.

Contribution for the product development group was $126.3 million for the first quarter of 2003 compared to $112.4 million for the first quarter of 2002. As a percentage of net service revenues, contribution margin was 50.5% for the first quarter of 2003 compared to 48.8% for the first quarter of 2002. Our product development group experiences slight fluctuations in contribution as a percent of net service revenues from period to period as a result of executed contract scope changes and the timing of project expenses for which revenue is not recognized such as start-up and setup costs. We believe that this group has realized most of the efficiencies which we originally set out to achieve from the prior year’s restructurings.

Net service revenues for the commercial services group were $126.7 million for the first quarter of 2003 compared to $147.2 million for the first quarter of 2002. Net service revenues for the first quarter of 2003 were positively impacted by approximately $10.2 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $4.9 million or 26.3% to $23.7 million, which was positively impacted by $2.2 million due to the effect of foreign currency fluctuations. Net service revenues decreased approximately $2.1 million or (3.7%) to $55.0 million in the Europe and Africa region, which was positively impacted by $8.3 million due to the effects of foreign currency fluctuations. We experienced difficult business conditions with our syndicated sales forces in two of the markets, primarily the United Kingdom and France. Net service revenues decreased $23.3 million or (32.7%) to $48.0 million in the Americas region representing the continuation of a trend resulting from reductions in new product launches

Quintiles Transnational Corp. and Subsidiaries

and increases in the number of drugs losing patent protection.

Contribution for the commercial services group was $44.9 million for the first quarter of 2003 compared to $50.8 million for the first quarter of 2002. As a percentage of net service revenues, contribution margin was 35.4% for the first quarter of 2003 compared to 34.5% for the first quarter of 2002. The decrease of approximately $5.9 million in contribution is a direct result of the decrease in net service revenues. The improvement of 90 basis points in contribution margin was directly related to our reduction in billable headcount of approximately 18%, as we continued to migrate from dependency on large primary care sales forces with low margins to a balanced mix of strategic consulting services and specialty sales forces with greater margins.

Net revenues for the PharmaBio Development group increased approximately $29.6 million during the first quarter of 2003 as compared to the first quarter of 2002 due to a $16.5 million increase in commercial rights and royalties revenues and a $13.2 million increase in investment revenues. This group benefited this quarter from a drug distributor increasing its inventory levels through purchases of Bioglan products, which we believe will have the effect of reducing revenues and contribution in this group in the second quarter of 2003. The commercial rights and royalties costs increased approximately $15.6 million during the same time period primarily as a result of several factors including $4.1 million of costs associated with the marketing of Solaraze™ and ADOXA™ for the first quarter of 2003, and an increase of approximately $10.1 million in expenses relating to our risk sharing contracts in Europe, including the termination of the contract in Germany during 2002. These factors were partially offset by a decrease of approximately $3.1 million in service costs provided by our commercial services group relating primarily to the completion of the service portion of our contract with SCIO. Investment costs decreased approximately $158,000 during the first quarter of 2003 as compared to the first quarter of 2002. The contribution for this group increased by $14.3 million from the first quarter of 2002 to the first quarter of 2003. The commercial rights and royalties revenues (net of related costs) in the first quarter of 2003 increased the contribution of this group by approximately $912,000 when compared to the first quarter of 2002. Investment revenues (net of related costs) in the first quarter of 2003 increased the contribution of this group by approximately $13.3 million when compared to the first quarter of 2002.

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

Quintiles Transnational Corp. and Subsidiaries

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

During the first quarter of 2003, cash used for the acquisition of commercial rights related assets was $11.9 million for the three months ended March 31, 2003 as compared to an outlay of $3.8 million for the comparable period in 2002. The acquisitions for the three months ended March 31, 2003 included $4.1 million for the contracts with COB, $3.2 million of payments to SCIO, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $781,000 for the acquisition of product and marketing rights. On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million.

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

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	March 31, 2003	December 31, 2002

Trade service accounts receivable, net	$133,519	$129,748
Unbilled services	111,911	120,383
Unearned income	(159,415)	(141,710)

Net service receivables outstanding	$86,015	$108,421

Number of days of service revenues outstanding	17	21

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	99.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

	99.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

*     Previously filed with the Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on May 1, 2003.

Quintiles Transnational Corp. and Subsidiaries

(b)	No reports on Form 8-K were filed or furnished during the three months ended March 31, 2003.

Quintiles Transnational Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date: August 26, 2003	/s/ Dennis B. Gillings

Dennis B. Gillings, Chairman

Date: August 26, 2003	/s/ Pamela J. Kirby

Pamela J. Kirby, Chief Executive Officer

Date: August 26, 2003	/s/ James L. Bierman

James L. Bierman, Executive Vice President and Chief Financial Officer

Quintiles Transnational Corp. and Subsidiaries

EXHIBIT INDEX

Exhibit	Description

31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

*     Previously filed with the Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on May 1, 2003.