Form 10-Q/A
period 2003-06-30
QUINTILES TRANSNATIONAL CORP
filed 2003-08-27
CIK 919623

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Quarterly Period Ended June 30, 2003

Commission file number 000-23520

QUINTILES TRANSNATIONAL CORP.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1714315 (I.R.S. Employer Identification No.)

4709 Creekstone Dr., Suite 200 Durham, NC (Address of principal executive offices)	27703-8411 (Zip Code)

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

EXPLANATORY NOTE

Quintiles Transnational Corp. is filing this amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003, which was originally filed on August 13, 2003. This report clarifies or expands certain disclosures in the Company’s Unaudited Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation. In addition, certain balance sheet items have been reclassified. Specifically, the Company is no longer grossing up its balance sheet for amounts representing accounts receivable billed to customers in accordance with contract terms for services that have not yet been rendered. Also, the Company is presenting separately from commercial rights and royalties on its balance sheet certain accounts receivable and advances to customers. The revisions had no effect on previously reported net income (loss), shareholders’ equity or net income (loss) per share. This report continues to be presented as of the date of the original filing, and the Company has not updated the disclosure in this report to a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30	December 31
	2003	2002

	(unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$754,519	$644,284
Trade accounts receivable and unbilled services, net	258,031	255,647
Investments in debt securities	593	27,218
Prepaid expenses	34,006	22,516
Other current assets and receivables	47,295	42,654

Total current assets	1,094,444	992,319
Property and equipment	496,257	475,543
Less accumulated depreciation	(234,243)	(213,385)

	262,014	262,158
Intangibles and other assets:
Investments in debt securities	10,101	9,453
Investments in marketable equity securities	53,064	64,926
Investments in non-marketable equity securities and loans	48,427	46,449
Investments in unconsolidated affiliates	121,135	121,101
Commercial rights and royalties	9,408	1,786
Accounts receivable — unbilled	58,981	59,750
Advances to customer	70,000	70,000
Goodwill	74,141	70,133
Other identifiable intangibles, net	134,899	142,715
Deferred income taxes	171,300	174,534
Deposits and other assets	34,616	38,871

	786,072	799,718

Total assets	$2,142,530	$2,054,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$239,694	$238,269
Credit arrangements	19,397	21,719
Unearned income	145,953	141,718
Income taxes payable	17,528	20,067
Other current liabilities	2,589	2,073

Total current liabilities	425,161	423,846
Long-term liabilities:
Credit arrangements, less current portion	16,076	18,855
Other liabilities	20,905	13,108

	36,981	31,963

Total liabilities	462,142	455,809
Shareholders’ equity:
Preferred stock, none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock and additional paid-in capital, 118,501,009 and 117,850,597 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	887,355	881,927
Retained earnings	771,218	716,465
Accumulated other comprehensive income (loss)	21,815	(6)

Total shareholders’ equity	1,680,388	1,598,386

Total liabilities and shareholders’ equity	$2,142,530	$2,054,195

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30

	2003	2002	2003	2002

	(in thousands, except per share data)

Gross revenues	$520,033	$498,233	$1,031,640	$991,529
Costs, expenses and other:
Costs of revenues	348,409	347,898	690,160	690,392
General and administrative	137,232	125,895	268,236	253,128
Interest (income) expense, net	(4,360)	(3,436)	(8,128)	(6,698)
Other expense (income), net	(6,062)	(2,198)	(1,563)	(1,129)

	475,219	468,159	948,705	935,693

Income before income taxes	44,814	30,074	82,935	55,836
Income tax expense	15,237	9,925	28,198	18,426

Income before equity in earnings of unconsolidated affiliates and other	29,577	20,149	54,737	37,410
Equity in earnings of unconsolidated affiliates and other	20	477	16	477

Income from operations	29,597	20,626	54,753	37,887
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	—	45,659

Net income	$29,597	$20,626	$54,753	$83,546

Basic net income per share:
Income from operations	$0.25	$0.17	$0.46	$0.32
Cumulative effect of change in accounting principle	—	—	—	0.39

Basic net income per share	$0.25	$0.17	$0.46	$0.70

Diluted net income per share:
Income from operations	$0.25	$0.17	$0.46	$0.32
Cumulative effect of change in accounting principle	—	—	—	0.38

Diluted net income per share	$0.25	$0.17	$0.46	$0.70

Shares used in computing net income per share:
Basic	118,420	118,352	118,261	118,518
Diluted	119,393	118,944	118,871	119,553

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30

	2003	2002

	(in thousands)
Operating activities
Net income	$54,753	$83,546
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	(45,659)

Income from operations	54,753	37,887
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	45,743	43,787
Restructuring charge (payments) accrual, net	(4,070)	(14,862)
(Gain) loss from sales and impairments of investments, net	(28,448)	(11,048)
Provision for (benefit from) deferred income tax expense	1,374	(4,131)
Change in operating assets and liabilities	(3,491)	40,259
Other	(1,268)	531

Net cash provided by operating activities	64,593	92,423
Investing activities
Acquisition of property and equipment	(24,206)	(21,186)
Acquisition of businesses, net of cash acquired	—	(25,450)
Acquisition of intangible assets	(4,519)	—
Acquisition of commercial rights and royalties	(14,710)	(7,080)
Proceeds from disposition of property and equipment	4,151	1,674
Proceeds from (purchases of) debt securities, net	25,846	(666)
Purchases of equity securities and other investments	(5,131)	(8,283)
Proceeds from sale of equity securities and other investments	53,815	18,540
Advances to unconsolidated affiliates	—	(10,000)

Net cash provided by (used in) investing activities	35,246	(52,451)
Financing activities
Principal payments on credit arrangements, net	(9,579)	(5,725)
Issuance of common stock, net	5,079	6,828
Repurchase of common stock	—	(25,244)

Net cash used in financing activities	(4,500)	(24,141)
Effect of foreign currency exchange rate changes on cash	14,896	11,082

Increase in cash and cash equivalents	110,235	26,913
Cash and cash equivalents at beginning of period	644,284	565,063

Cash and cash equivalents at end of period	$754,519	$591,976

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

The Company’s pro forma information follows (in thousands, except for net income per share information):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income as reported	$29,597	$20,626	$54,753	$83,546
Less: pro forma adjustment for stock- based compensation, net of income tax	(3,662)	(3,888)	(7,481)	(7,869)

Pro forma net income	$25,935	$16,738	$47,272	$75,677

Basic net income per share:
As reported	$0.25	$0.17	$0.46	$0.70
Pro forma	0.22	0.14	0.40	0.64

Effect of pro forma adjustment	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Diluted net income per share:
As reported	$0.25	$0.17	$0.46	$0.70
Pro forma	0.22	0.14	0.40	0.63

Effect of pro forma adjustment	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Quintiles Transnational Corp. and Subsidiaries

3. Commercial Rights and Royalties

Commercial rights and royalties related assets are classified as commercial rights and royalties, accounts receivable – unbilled or advances to customers in the non-current asset section of the accompanying balance sheet. Below is a summary of the commercial rights and royalties related assets (in thousands):

	June 30,	December 31,
	2003	2002

Commercial rights and royalties	$9,408	$1,786
Accounts receivable - unbilled	58,981	59,750
Advances to customer	70,000	70,000

Total commercial rights and royalties related assets	$138,389	$131,536

Below is a brief description of these agreements:

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ for angina in the United States and Canada. Under the terms of the May 1999 agreement, the Company purchased 1,043,705 shares of CVTX’s common stock for $5 million; the Company owned no shares of CVTX as of June 30, 2003. The May 1999 agreement also made available a $10 million credit line for pre-launch sales and marketing activities. The May 1999 agreement further provided that if Ranexa™, which has been submitted to the United States Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for review, were approved, the Company would provide a $10 million milestone payment to CVTX which was to be used to pay off any outstanding balances on the credit line. The May 1999 agreement also required the Company to make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Under the May 1999 agreement, the Company committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return the Company was to receive payment for services rendered by the Company in year one and royalties based on the net sales of Ranexa™ in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company was also to receive royalties in years six and seven. As of June 30, 2003, the Company had not made any payments to CVTX under the May 1999 agreement in connection with the line of credit or milestone arrangement and has not funded commercialization and marketing activities nor had the Company received any royalties from CVTX. In July 2003, CVTX and the Company entered into a new agreement that superceded the prior agreement. Under the terms of the July 2003 agreement, all rights to Ranexa™ reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received 200,000 warrants to purchase shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. CVTX also is obligated to purchase from the Company, within six months of the approval of Ranexa™, services of at least $10 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10 million in purchased services. The new agreement reduces the annual contingent commitments discussed below by approximately $22 million per year, and it reduces the remaining loan commitments discussed in “Investments – Non-Marketable Equity Securities and Loans” by $10 million.

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

In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. As of June 30, 2003, $30 million has been paid by the Company. The payments are reported in the accompanying statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company will receive royalties based on net sales of the product from 2002 through 2008. The royalty payments are subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. Through June 30, 2003, the Company received payments totaling approximately $17.6 million, of which approximately $16.6 million was received during the six months ended June 30, 2003. The proceeds are reported in the accompanying statement of cash flows as an operating activity – change in operating assets and liabilities. Initially, the Company also received a warrant to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrant. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. The early settlement of the Company’s service obligation did not affect the continuing royalty obligation of SCIO. On April 29, 2003, Johnson & Johnson consummated its acquisition of SCIO and the Company received $17.5 million for the warrant that the Company owned (see “Derivatives”). At June 30, 2003, the Company had a commercial rights and royalties related asset for the SCIO agreement of $30.0 million. In August 2003, SCIO made a final payment to the Company in the amount of $46.1 million under an agreement reached to terminate the SCIO agreement, including the payment and royalty obligations. This final payment will reduce the SCIO commercial rights and royalties related balance to zero. Total royalty payments received were $63.6 million. The Company expects to report a gain of approximately $16 million in the third quarter of 2003, related to these events.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN™ and a milestone-based $6 million line of credit which is convertible into PLTT’s common stock, of which $4 million was funded by the Company as of June 30, 2003. Further, based on achieving certain milestones, the Company has committed to paying 50% of sales and marketing activities for AIROZIN™ over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of

Quintiles Transnational Corp. and Subsidiaries

AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return.

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

Quintiles Transnational Corp. and Subsidiaries

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

In March 2003, the Company entered into an agreement with COB to commercialize COB’s Striant™ testosterone buccal bioadhesive product in the United States. COB has submitted an NDA for Striant™, which was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company will pay to COB five quarterly payments of $3.0 million each which commenced in the second quarter of 2003. In return, the Company will receive a 9% royalty on the net sales of Striant™ in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant™ and are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The Company has paid $6.0 million as of June 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights and royalties. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term.

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

6. Derivatives

The Company may from time to time acquire derivative instruments, primarily warrants, of companies in which a current market value is not readily available. As such, these instruments are included in deposits and other assets. When acquired, the Company records warrants at their fair value. Subsequently, warrants are marked to market each period with changes in their fair values being recognized as investment gains and losses in the accompanying statement of operations. As a result of subsequent evaluations and completion of the SCIO acquisition by Johnson & Johnson, Inc., the Company recognized gains of $11.0 million and $1.1 million on the warrant to acquire 700,000 shares of SCIO during the first and second quarters of 2003, respectively.

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

10. Investment Revenues

The following table is a summary of investment revenues for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Marketable equity and derivative securities:
Gross realized gains	$13,237	$6,399	$32,009	$11,607
Gross realized losses	—	(66)	—	(92)
Impairment losses	(282)	—	(282)	—
Non-marketable equity securities and loans:			—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Impairment losses	(1,648)	—	(2,468)	(400)

	$11,307	$6,333	$29,259	$11,115

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

14. Pending Transaction

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

Quintiles Transnational Corp. and Subsidiaries

15. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group. The informatics group was transferred to a joint venture in May 2002. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. Intersegment revenues have been eliminated (in thousands):

	Three months ended June 30, 2003

			PharmaBio
	Product development	Commercial services	Development	Eliminations	Consolidated

Service revenues:
External	$251,374	$127,959	$—	$—	$379,333
Intersegment	—	10,893	—	(10,893)	—

Total net services	251,374	138,852	—	(10,893)	379,333
Reimbursed service costs	81,627	15,170	—	—	96,797

Gross service revenues	333,001	154,022	—	(10,893)	476,130
Commercial rights and royalties	—	—	32,596	—	32,596
Investment	—	—	11,307	—	11,307

Total revenues	$333,001	$154,022	$43,903	$(10,893)	$520,033

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$128,080	$50,713	$13,336	$—	$192,129

Quintiles Transnational Corp. and Subsidiaries

	Three months ended June 30, 2002

				PharmaBio
	Product development	Commercial services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$231,231	$122,092	$7,657	$—	$—	$360,980
Intersegment	—	12,342	—	—	(12,342)	—

Total net services	231,231	134,434	7,657	—	(12,342)	360,980
Reimbursed service costs	84,713	23,187	19	—	—	107,919

Gross service revenues	315,944	157,621	7,676	—	(12,342)	468,899
Commercial rights and royalties	—	—	—	23,001	—	23,001
Investment	—	—	—	6,333	—	6,333

Total revenues	$315,944	$157,621	$7,676	$29,334	$(12,342)	$498,233

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

	$115,699	$49,617	$3,554	$2,743	$—	$171,613

Quintiles Transnational Corp. and Subsidiaries

	Six months ended June 30, 2003

			PharmaBio
	Product development	Commercial services	Development	Eliminations	Consolidated

Service revenues:
External	$501,410	$246,579	$—	$—	$747,989
Intersegment	—	18,988	—	(18,988)	—

Total net services	501,410	265,567	—	(18,988)	747,989
Reimbursed service costs	161,783	29,355	—	—	191,138

Gross service revenues	663,193	294,922	—	(18,988)	939,127
Commercial rights and royalties	—	—	63,254	—	63,254
Investment	—	—	29,259	—	29,259

Total revenues	$663,193	$294,922	$92,513	$(18,988)	$1,031,640

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

	$254,394	$95,623	$32,116	$—	$382,133

	Six months ended June 30, 2002

	Product development	Commercial services	Informatics	PharmaBio Development	Eliminations	Consolidated

Service revenues:
External	$461,688	$258,112	$20,347	$—	$—	$740,147
Intersegment	—	23,554	—	—	(23,554)	—

Total net services	461,688	281,666	20,347	—	(23,554)	740,147
Reimbursed service costs	153,500	49,550	22	—	—	203,072

Gross service revenues	615,188	331,216	20,369	—	(23,554)	943,219
Commercial rights and royalties	—	—	—	37,195	—	37,195
Investment	—	—	—	11,115	—	11,115

Total revenues	$615,188	$331,216	$20,369	$48,310	$(23,554)	$991,529

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):

	$228,112	$100,385	$8,024	$7,283	$—	$343,804

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Depreciation and amortization expense:
Product development	$14,427	$14,692	$29,374	$29,114
Commercial services	5,875	5,298	10,866	10,514
Informatics	—	1,038	—	2,559
PharmaBio Development (included in contribution)	2,595	716	5,090	1,119
Corporate	203	250	413	480

Total depreciation and amortization expense	$23,100	$21,994	$45,743	$43,786

Quintiles Transnational Corp. and Subsidiaries

16. Commitments and Contingencies

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

17. Recently Issued Accounting Standards

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

In January 2003, the Emerging Issues Task Force published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on its results of operations and/or financial condition.

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

	Three months ended June 30

	2003	2002

Service revenues	$476,130	$468,899
Less: reimbursed service costs	96,797	107,919

Net service revenues	379,333	360,980
Commercial rights and royalties	32,596	23,001
Investments	11,307	6,333

Total net revenues	$423,236	$390,314

•	Service revenues were $476.1 million for the second quarter of 2003 compared to $468.9 million for the second quarter of 2002. Service revenues less reimbursed service costs, or net service revenues, for the second quarter of 2003 were $379.3 million, an increase of $18.4 million or 5.1% over net service revenues of $361.0 million for the second quarter of 2002. Included in net service revenues for the second quarter of 2002 was $7.7 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for the second quarter of 2003. Net service revenues for the second quarter of 2003 were positively impacted by approximately $26.7 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $9.4 million or 20.3% to $55.6 million for the second quarter of 2003 from the second quarter of 2002 and were positively impacted by $3.5 million due to the effect of foreign currency fluctuations. Net service revenues increased $10.2 million or 6.5% to $166.6 million for the second quarter of 2003 from the second quarter of 2002 in the Europe and Africa region, which was positively impacted by $23.6 million due to the effect of foreign currency fluctuations. The commercial services group experienced difficult business conditions with our syndicated sales forces in two of the countries, primarily the United Kingdom and France. Net service revenues decreased $1.2 million or (0.8%) to $157.1 million for the second quarter of 2003 from the second quarter of 2002 in the Americas region primarily as a result of a decline in the commercial service revenues in the United States.

Quintiles Transnational Corp. and Subsidiaries

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the second quarter of 2003 were $32.6 million, an increase of $9.6 million over second quarter 2002 commercial rights and royalties revenues of $23.0 million. Commercial rights and royalties revenues were positively impacted by approximately $4.3 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. Commercial rights and royalties revenues for the second quarter of 2003 were reduced by approximately $339,000 versus $3.7 million for the second quarter of 2002 for amortization of payments made by us to our customers. The decrease is a result of the completion of the services portion of our Scios, Inc., or SCIO, contract during the fourth quarter of 2002. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $9.6 million increase in commercial rights and royalties revenues is primarily the result of (1) the successful launch of our dermatology products which contributed $14.8 million of revenues during the second quarter of 2003 versus $3.9 million during the second quarter of 2002, (2) our contracts with Kos Pharmaceuticals, Inc., or KOSP, and Columbia Labs, Inc., or COB, which contributed $8.1 million during the second quarter of 2003 versus $4.9 million during the second quarter of 2002, and (3) contracts in Europe with two large pharmaceutical customers which contributed approximately $9.0 million of revenues during the second quarter of 2003 versus $4.8 million during the second quarter of 2002. These increases were partially offset by a decrease of approximately $7.7 million of revenues under our SCIO contract as a result of the completion of the services portion of the contract during the fourth quarter of 2002 and a decrease of approximately $1.1 million relating to other miscellaneous contracts. For the second quarter of 2003, approximately 24.9% of our commercial rights and royalties revenues was attributable to our contracts with KOSP and COB, approximately 27.6% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 45.5% was attributable to our suite of dermatology products and the remaining 2.0% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than- temporary declines in the fair values of our direct and indirect investments, for the second quarter of 2003 were $11.3 million versus $6.3 million for the second quarter of 2002. Investment revenues for the second quarter of 2003 included gains of $12.0 million from the sale of a portion of our equity investments, primarily in The Medicines Company, or MDCO. During the second quarter of 2003, we recognized $1.9 million of impairment losses on investments whose decline in fair value was considered to be other-than-temporary. No impairment losses were recognized during the second quarter of 2002.

Quintiles Transnational Corp. and Subsidiaries

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

Net service revenues for the product development group were $251.4 million for the second quarter of 2003 compared to $231.2 million for the second quarter of 2002. Net service revenues for the second quarter of 2003 were positively impacted by approximately $16.9 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $ 2.7 million or 11.5% to $26.4 million including a positive impact of approximately $1.7 million due to the effect of foreign currency fluctuations. Net service revenues increased $15.6 million or 16.8% to $109.0 million in the Europe and Africa region primarily as a result of the positive impact of approximately $14.7 million due to the effect of foreign currency fluctuations. Net service revenues decreased $1.8 million or (1.6%) to $116.0 million in the Americas region.

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

Quintiles Transnational Corp. and Subsidiaries

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

Six Months Ended June 30, 2003 and 2002

Gross revenues for the first six months of 2003 were $1.03 billion versus $991.5 million for the first six months of 2002. Below is a summary of revenues (in thousands):

	Six months ended June 30

	2003	2002

Service revenues	$939,127	$943,219
Less: reimbursed service costs	191,138	203,072

Net service revenues	747,989	740,147
Commercial rights and royalties	63,254	37,195
Investments	29,259	11,115

Total net revenues	$840,502	$788,457

•	Service revenues were $939.1 million for the first six months of 2003 compared to $943.2 million for the first six months of 2002. Service revenues less reimbursed service costs, or net service

Quintiles Transnational Corp. and Subsidiaries

•	revenues, for the first six months of 2003 were $748.0 million, an increase of $7.8 million or 1.1% over net service revenues of $740.1 million for the first six months of 2002. Included in net service revenues for the first six months of 2002 was $20.3 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for the first six months of 2003. Net service revenues for the first six months of 2003 were positively impacted by approximately $54.4 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $20.8 million or 23.6% to $108.9 million for the first six months of 2003 from the first six months of 2002 and was positively impacted by $8.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $46.0 million or 15.0% to $352.2 million for the first six months of 2003 from the first six months of 2002 in the Europe and Africa region, which was positively impacted by $47.4 million due to the effect of foreign currency fluctuations. The commercial services group experienced difficult business conditions with our syndicated sales forces in two markets, primarily the United Kingdom and France. Net service revenues decreased $59.0 million or (17.0%) to $286.9 million for the first six months of 2003 from the first six months of 2002 in the Americas region primarily as a result of the decline in net revenues from the commercial services group.

•	Commercial rights and royalties revenues for the first six months of 2003 were $63.3 million, an increase of $26.1 million over the first six months of 2002 commercial rights and royalties revenues of $37.2 million. Commercial rights and royalties revenues were positively impacted by approximately $8.1 million primarily due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. Commercial rights and royalties revenues for the first six months of 2003 were reduced by approximately $628,000 versus $7.3 million for the first six months of 2002 for amortization of payments made by us to our customers. The decrease is a result of the completion of the services portion of our SCIO contract during the fourth quarter of 2002. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $26.1 million increase in commercial rights and royalties revenues is primarily the result of (1) our March 2002 acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its successful launch of dermatology products which contributed approximately $28.6 million of revenues for the first six months of 2003 versus $4.0 million for the first six months of 2002, (2) our contracts with KOSP and COB, which contributed approximately $14.7 million of revenues for the first six months of 2003 versus $9.9 million for the first six months of 2002, and (3) our contracts in Europe with two large pharmaceutical customers which contributed approximately $18.8 million of revenues for the first six months of 2003 versus $4.8 million for the first six months of 2002. These increases were partially offset by a reduction in revenue of approximately $15.0 million as a result of the completion of the services portion of our SCIO contract during the fourth quarter of 2002 and a $2.3 million decrease in revenues from miscellaneous contracts. For the first six months of 2003, approximately 23.2% of our commercial rights and royalties revenues was attributable to our contracts with KOSP and COB, approximately 29.8% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 45.1% was attributable to our suite of dermatology products and the remaining 1.9% was attributable to miscellaneous contracts and activities.

Quintiles Transnational Corp. and Subsidiaries

•	Investment revenues related to our PharmaBio Development group’s financing arrangements for the first six months of 2003 were $29.3 million versus $11.1 million for the first six months of 2002. Investment revenues for the first six months of 2003 included a $7.6 million gain from our investment in Triangle Pharmaceuticals, Inc., or VIRS, $12.0 million of gains on the sale of equity investments in MDCO and CVTX, and a $12.1 million gain on the warrants to acquire 700,000 shares of SCIO as a result of the acquisition of SCIO by Johnson & Johnson, Inc. During the first six months of 2003 and 2002, we recognized $2.8 million and $400,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Cash provided by operations was $64.6 million for the six months ended June 30, 2003 versus $92.4 million for the comparable period of 2002.

Quintiles Transnational Corp. and Subsidiaries

Cash provided by investing activities was $35.2 million for the six months ended June 30, 2003 versus cash used in investing activities of $52.5 million for the comparable period of 2002. Investing activities consist primarily of the purchases and sales of equity securities and other investments, capital asset purchases, the purchases of commercial rights, and in the first six months of 2002, the acquisition of certain assets of Bioglan and a $10.0 million capital contribution to Verispan.

Capital asset purchases required an outlay of cash of $24.2 million for the six months ended June 30, 2003 compared to an outlay of $21.2 million for the same period in 2002. Included in the six months ended June 30, 2002, is approximately $666,000 of capital asset purchases by our informatics group which was transferred to Verispan in May 2002.

Cash used for the acquisition of commercial rights and royalties related assets was $19.2 million for the six months ended June 30, 2003 as compared to an outlay of $7.1 million for the comparable period in 2002. The acquisitions for the six months ended June 30, 2003 included payments of $8.2 million for the contracts with COB, $6.5 million for the contract with SCIO, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $781,000 for the acquisition of product and marketing rights. On March 22, 2002, we acquired certain assets of Bioglan, including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million.

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

Quintiles Transnational Corp. and Subsidiaries

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	June 30, 2003	December 31, 2002

Trade service accounts receivable, net	$127,792	$129,748
Unbilled services	120,882	120,383
Unearned income	(145,945)	(141,710)

Net service receivables outstanding	$102,729	$108,421

Number of days of service revenues outstanding	20	21

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

Quintiles Transnational Corp. and Subsidiaries

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice grew substantially during the 1990’s and we benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will tend to decrease. If these industries reduce their outsourcing of clinical research and sales and marketing projects, our operations and financial condition could be materially and adversely affected. We also believe we have been negatively impacted recently by mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. We believe our commercialization services have been particularly affected by recent reductions in new product launches and increases in the number of drugs losing patent protection. A continuation of these trends would have an ongoing adverse effect on our business. In addition, U.S. federal and state legislatures and numerous foreign governments have considered various types of health care reforms and have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

Quintiles Transnational Corp. and Subsidiaries

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

Our acquisition of the rights to market and sell Solaraze™ and the rights to other dermatology products acquired from Bioglan Pharma, Inc. at the end of 2001, as well as any other product rights we may hold in the future, subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product rights we may acquire in the future, experience negative reactions or adverse side effects or in the event such products cause injury, are found to be unsuitable for their intended purpose or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our

Quintiles Transnational Corp. and Subsidiaries

pharmaceutical product rights.

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

Quintiles Transnational Corp. and Subsidiaries

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

As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD to indemnify WebMD for losses arising out of or in connection with the (1) canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1) – (5) above. These indemnity obligations are limited to 50% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1*	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.4	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Quintiles Transnational Corp. and Subsidiaries

*	Previously filed with the Quarterly Report on Form 10-Q for the three months ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003.

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

Quintiles Transnational Corp.

Registrant

Date:	August 26, 2003	/s/ DENNIS B. GILLINGS Dennis B. Gillings, Chairman

Date:	August 26, 2003	/s/ PAMELA J. KIRBY Pamela J. Kirby, Chief Executive Officer

Date:	August 26, 2003	/s/ JAMES L. BIERMAN James L. Bierman, Executive Vice President and Chief Financial Officer

Quintiles Transnational Corp. and Subsidiaries

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.4	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Previously filed with the Quarterly Report on Form 10-Q for the three months ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003.