Form 10-Q
period 2003-09-30
QUINTILES TRANSNATIONAL CORP
filed 2003-11-14
CIK 919623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No

      The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2003 was 125,000,000.

INDEX

		Page

Part I. Financial Information
Item 1.	Financial Statements (unaudited)	2
	Condensed consolidated balance sheets — September 30, 2003 (successor) and December 31, 2002 (predecessor)	2
	Condensed consolidated statements of operations — September 26, 2003 through September 30, 2003 (successor); July 1, 2003 through September 25, 2003 (predecessor); January 1, 2003 through September 25, 2003 (predecessor); Three and nine months ended September 30, 2002 (predecessor)	3
	Condensed consolidated statements of cash flows — January 1, 2003 through September 25, 2003 (predecessor); September 26, 2003 through September 30, 2003 (successor); Nine months ended September 30, 2002 (predecessor)	4
	Notes to condensed consolidated financial statements — September 30, 2003	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	51
Item 4.	Controls and Procedures	52
Part II. Other Information
Item 1.	Legal Proceedings	52
Item 2.	Changes in Securities and Use of Proceeds	54
Item 3.	Defaults upon Senior Securities — Not Applicable	54
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 5.	Other Information — Not Applicable	55
Item 6.	Exhibits and Reports on Form 8-K	55
Signatures		57
Exhibit Index		58

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	Successor	Predecessor
	(Unaudited)	(Note 1)

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$333,157	$644,284
Trade accounts receivable and unbilled services, net	249,928	255,647
Investments in debt securities	593	27,218
Prepaid expenses	25,567	22,516
Other current assets and receivables	53,945	42,654

Total current assets	663,190	992,319
Property and equipment	311,099	475,543
Less accumulated depreciation	(661)	(213,385)

	310,438	262,158
Intangibles and other assets:
Investments in debt securities	10,775	9,453
Investments in marketable equity securities	59,846	64,926
Investments in non-marketable equity securities and loans	45,478	46,449
Investments in unconsolidated affiliates	121,153	121,101
Commercial rights and royalties	10,813	1,786
Accounts receivable — unbilled	33,450	59,750
Advances to customer	70,000	70,000
Goodwill	192,351	70,133
Other identifiable intangibles, net	405,248	142,715
Deferred income taxes	2,015	174,534
Deposits and other assets	62,899	38,871

	1,014,028	799,718

Total assets	$1,987,656	$2,054,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$325,926	$238,269
Credit arrangements	19,607	21,719
Unearned income	167,125	141,718
Income taxes payable	14,935	20,067
Other current liabilities	2,858	2,073

Total current liabilities	530,451	423,846
Long-term liabilities:
Credit arrangements, less current portion	773,241	18,855
Deferred income taxes	135,020	405
Other liabilities	26,398	12,703

	934,659	31,963

Total liabilities	1,465,110	455,809
Shareholders’ equity:
Preferred stock, none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock and additional paid-in capital, 125,000,000 and 117,850,597 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	521,727	881,927
Retained earnings	819	716,465
Accumulated other comprehensive income (loss)	—	(6)

Total shareholders’ equity	522,546	1,598,386

Total liabilities and shareholders’ equity	$1,987,656	$2,054,195

The accompanying notes are an integral part of these condensed consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	September			September	January 1,
	26, 2003			26, 2003
	Through	July 1, 2003	Three	Through	2003	Nine Months
		Through	Months		Through	Ended
			Ended
	September 30,	September 25,	September	September 30,	September 25,	September 30,
	2003	2003	30,	2003	2003	2002
			2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor

	(Unaudited)

	(In thousands, except per share data)
Gross revenues	$22,992	$467,182	$490,965	$22,992	$1,498,822	$1,482,494
Costs, expenses and other:
Costs of revenues	15,052	307,662	330,108	15,052	997,822	1,020,500
General and administrative	5,971	129,082	128,842	5,971	397,318	381,970
Interest (income) expense, net	1,033	(2,246)	(3,256)	1,033	(10,374)	(9,954)
Other (income) expense, net	(309)	17	1,473	(309)	(5,433)	344
Transaction and restructuring	—	50,261	—	—	54,148	—

	21,747	484,776	457,167	21,747	1,433,481	1,392,860

Income (loss) before income taxes	1,245	(17,594)	33,798	1,245	65,341	89,634
Income tax expense (benefit)	448	(14)	11,602	448	28,184	30,028

Income (loss) before equity in earnings of unconsolidated affiliates and other	797	(17,580)	22,196	797	37,157	59,606
Equity in earnings of unconsolidated affiliates and other	22	(12)	(1,017)	22	4	(540)

Income (loss) from operations	819	(17,592)	21,179	819	37,161	59,066
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	—	—	—	45,659

Net income (loss)	$819	$(17,592)	$21,179	$819	$37,161	$104,725

Basic net income (loss) per share:
Income (loss) from operations	$0.01	$(0.15)	$0.18	$0.01	$0.31	$0.50
Cumulative effect of change in accounting principle	—	—	—	—	—	0.39

Basic net income (loss) per share	$0.01	$(0.15)	$0.18	$0.01	$0.31	$0.89

Diluted net income (loss) per share:
Income (loss) from operations	$0.01	$(0.15)	$0.18	$0.01	$0.31	$0.50
Cumulative effect of change in accounting principle	—	—	—	—	—	0.39

Diluted net income (loss) per share	$0.01	$(0.15)	$0.18	$0.01	$0.31	$0.88

Shares used in computing net income (loss) per share:
Basic	125,000	118,560	117,694	125,000	118,358	118,240
Diluted	125,000	118,560	117,845	125,000	119,050	118,520

The accompanying notes are an integral part of these condensed consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	January 1,
	26, 2003
	Through	2003	Nine Months
		Through	Ended
	September	September	September
	30,	30,	30,
	2003	2003	2002

	Successor	Predecessor	Predecessor

	(In thousands)

	(Unaudited)
Operating activities
Net income	$819	$37,161	$104,725
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	(45,659)

Income from operations	819	37,161	59,066
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	1,655	65,871	65,387
Restructuring charge (payments) accrual, net	—	283	(18,953)
Transaction costs	—	44,057	—
(Gain) loss from sales and impairments of investments, net	(213)	(27,363)	(14,609)
Provision for (benefit from) deferred income tax expense	—	12,592	(7,432)
Change in operating assets and liabilities	(2,261)	38,172	83,475
Other	—	(904)	1,967

Net cash provided by operating activities	—	169,869	168,901
Investing activities
Acquisition of property and equipment	—	(39,682)	(30,608)
Repurchase of common stock in going-private merger	(1,617,567)	—	—
Payment of transaction costs in going-private merger	(16,073)	(2,896)	—
Acquisition of businesses, net of cash acquired	—	—	(25,450)
Acquisition of intangible assets	—	(5,898)	—
Advances to customer	—	—	(30,000)
Acquisition of commercial rights and royalties	—	(17,710)	(11,435)
Proceeds from disposition of property and equipment	—	6,219	4,022
Proceeds from (purchases of) debt securities, net	—	25,267	(1,148)
Purchases of equity securities and other investments	—	(10,645)	(15,028)
Proceeds from sale of equity securities and other investments	—	61,741	24,803
Advances to unconsolidated affiliates	—	—	(10,328)

Net cash (used in) provided by investing activities	(1,633,640)	16,396	(95,172)
Financing activities
Borrowings	734,864	—	—
Principal payments on credit arrangements, net	(912)	(13,219)	(11,081)
Capital contribution	390,549	—	—
Issuance of common stock, net (predecessor)	—	7,042	7,730
Repurchase of common stock	—	—	(27,024)

Net cash provided by (used in) financing activities	1,124,501	(6,177)	(30,375)
Effect of foreign currency exchange rate changes on cash	—	17,924	8,992

(Decrease) increase in cash and cash equivalents	(509,139)	198,012	52,346
Cash and cash equivalents at beginning of period	842,296	644,284	565,063

Cash and cash equivalents at end of period	$333,157	$842,296	$617,409

The accompanying notes are an integral part of these condensed consolidated statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002, as amended, of Quintiles Transnational Corp. (the “Company”).

      The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2002 financial statements have been re-classed or modified to conform with the 2003 financial statement presentation.

      On September 25, 2003, the Company completed its merger transaction with Pharma Services Holding, Inc. (“Pharma Services”) pursuant to which Pharma Services Acquisition Corp. (“Acquisition Corp.”) was merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Pharma Services (the “Transaction”) as further described in Note 2. As a result of the Transaction, the Company’s results of operations, financial position and cash flows prior to the date of the Transaction are presented as the “Predecessor.” The financial effects of the Transaction and the Company’s results of operations, financial position and cash flows as the surviving corporation following the Transaction are presented as the “Successor.” To clarify and emphasize that the Successor Company has been presented on an entirely new basis of accounting, the Company has separated Predecessor and Successor operations with a vertical black line, where appropriate.

      The Transaction has been accounted for as a purchase at the Pharma Services level with the related purchase accounting pushed-down to the Company.

2.     Going-Private and Financing Transactions.

      Pursuant to a merger agreement dated as of April 10, 2003, as amended on August 18, 2003, by and among the Company, Acquisition Corp. and its parent company, Pharma Services, Acquisition Corp. was merged with and into the Company on September 25, 2003, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of Pharma Services. Pharma Services was formed for purposes of the Transaction by Dr. Gillings, the Company’s Executive Chairman, Chief Executive Officer and founder, and One Equity Partners LLC, the private equity unit of Bank One Corporation. Dr. Gillings and certain of his affiliates as well as other selected shareholders, including one Predecessor Company director (in addition to Dr. Gillings) and certain members of senior management (including certain executive officers), exchanged all or a portion of their equity interests in the Company for equity securities of Pharma Services. Pharma Services paid $14.50 in cash for each outstanding share of the Company’s common stock, except for shares held by Pharma Services and Acquisition Corp. In addition, Pharma Services paid the excess, if any, of $14.50 over the per share exercise price of each option outstanding at the effective time of the merger to purchase the Company’s Common Stock granted under any of the Company’s option plans, other than options held by Dr. Gillings and any other person who exchanged Company options for equity securities of Pharma Services. No merger consideration was paid for shares and/or options to purchase shares that were exchanged for equity securities of Pharma Services.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price including transaction costs was approximately $1.82 billion. The Transaction was funded with approximately $508.1 million of the Company’s cash, $550.0 million of equity investments in Pharma Services including cash and equity rollover, $310.0 million from a senior term loan and the issuance of $450.0 million principal amount of 10% Senior Subordinated Notes due in the year 2013 (the “2013 Notes”). In addition, the Company has $75.0 million available under a revolving credit facility. The credit agreements and the indenture governing the 2013 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The $550.0 million of equity investments in Pharma Services resulted in Pharma Services issuing approximately $522.5 million of preferred stock and $27.5 million of common stock. Shares of preferred stock are subject to mandatory redemption on the earliest to occur of (i) a sale by Pharma Services of securities representing a majority of the voting power of the common stock of Pharma Services or substantially all of its assets (whether by merger or otherwise), (ii) the consummation of an underwritten public offering of the common stock of Pharma Services that, together with any prior underwritten offerings, results in gross proceeds to Pharma Services of at least $100.0 million or (iii) September 26 2023. Dividends on the preferred stock are to be cumulative and will initially accrue at the rate of 12% per annum.

      The Company has prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The fair values are preliminary and subject to refinement as information relative to the fair values as of September 25, 2003 becomes available. Of the approximately $406.2 million allocated to intangible assets, $145.7 million relates to the Company’s trademarks, trade names and other related intangibles and the remaining $260.5 million is attributable to commercial rights and royalties, licenses and customer relationships. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Dr. Gillings’ continuing residual interest has been reflected at its original cost adjusted for his share of the Company’s earnings, losses and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s assets and liabilities being adjusted by approximately 93.74% of the difference between their fair value at the date of acquisition and their historical carrying cost.

      The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross revenues	$490,174	$490,965	$1,521,814	$1,482,494
Loss from continuing operations	(35,806)	(2,242)	(22,233)	(13,346)
Net (loss) income	(35,806)	(2,242)	(22,233)	32,313

      The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of the periods presented.

3.     Employee Stock Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted between July 1, 2003 and September 25, 2003, and the three months ended September 30, 2002, was $4.45 and $2.94 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Employee Stock Options

	July 1 Through	Three Months Ended
	September 25,	September 30,
	2003	2002

Expected dividend yield	0%	0%
Risk-free interest rate	2.1%	2.1%
Expected volatility	40.0%	40.0%
Expected life (in years from vesting)	0.90	0.90

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

      There were no outstanding stock options for the period from September 26, 2003 through September 30, 2003. The Company suspended its employee stock purchase plan effective April 2003, due to the Transaction with Pharma Services.

      The Company’s pro forma information follows (in thousands, except for net income per share information):

			January 1,
	July 1, 2003		2003
	Through	Three Months Ended	Through	Nine Months Ended
	September 25,	September 30,	September 25,	September 30,
	2003	2002	2003	2002

	Predecessor	Predecessor	Predecessor	Predecessor
Net (loss) income as reported	$(17,592)	$21,179	$37,161	$104,725
Add: stock based compensation expense included in net (loss) income as reported, net of income tax	7,262	—	7,262	—
Less: pro forma adjustment for stock-based compensation, net of income tax	(10,955)	(4,017)	(18,435)	(11,886)

Pro forma net (loss) income	$(21,285)	$17,162	$25,988	$92,839

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			January 1,
	July 1, 2003		2003
	Through	Three Months Ended	Through	Nine Months Ended
	September 25,	September 30,	September 25,	September 30,
	2003	2002	2003	2002

	Predecessor	Predecessor	Predecessor	Predecessor
Basic net (loss) income per share:
As reported	$(0.15)	$0.18	$0.31	$0.89
Pro forma	(0.18)	0.15	0.22	0.79

Effect of pro forma adjustment	$(0.03)	$(0.03)	$(0.09)	$(0.10)

Diluted net (loss) income per share:
As reported	$(0.15)	$0.18	$0.31	$0.88
Pro forma	(0.18)	0.15	0.22	0.78

Effect of pro forma adjustment	$(0.03)	$(0.03)	$(0.09)	$(0.10)

4.     Commercial Rights and Royalties

      Commercial rights and royalties related assets are classified as commercial rights and royalties, accounts receivable — unbilled or advances to customers in the non-current asset section of the accompanying balance sheet. Below is a summary of the commercial rights and royalties related assets (in thousands):

	September	December
	30,	31,
	2003	2002

	Successor	Predecessor
Commercial rights and royalties	$10,813	$1,786
Accounts receivable — unbilled	33,450	59,750
Advances to customer	70,000	70,000

Total commercial rights and royalties related assets	$114,263	$131,536

      Below is a brief description of these agreements:

      In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize RanexaTM for angina in the United States and Canada. Under the terms of the May 1999 agreement, the Company purchased 1,043,705 shares of CVTX’s common stock for $5 million; the Company owned no shares of CVTX as of September 30, 2003. The May 1999 agreement also made available a $10 million credit line for pre-launch sales and marketing activities. The May 1999 agreement further provided that if RanexaTM, which has been submitted to the United States Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for review, were approved, the Company would provide a $10 million milestone payment to CVTX which was to be used to pay off any outstanding balances on the credit line. The May 1999 agreement also required the Company to make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Under the May 1999 agreement, the Company committed to provide a minimum of approximately $14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return the Company was to receive payment for services rendered by the Company in year one and royalties based on the net sales of RanexaTM in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company was also to receive royalties in years six and seven. As of September 30, 2003, the Company had not made any payments to CVTX under the May 1999 agreement in connection with the line of credit or milestone arrangement and had not funded commercialization and

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing activities nor had the Company received any royalties from CVTX. In July 2003, CVTX and the Company entered into a new agreement that superceded the prior agreement. Under the terms of the July 2003 agreement, all rights to RanexaTM reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received 200,000 warrants to purchase shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. The Company recorded a gain of $700,000 in connection with the receipt of these warrants. CVTX also is obligated to purchase from the Company, within six months of the approval of RanexaTM, services of at least $10 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10 million in purchased services.

      In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of September 30, 2003, the Company has capitalized 251.8 million philippino pesos (approximately $4.6 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

      In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. As of September 30, 2003, the Company had paid $30 million. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company was to receive royalties based on net sales of the product from 2002 through 2008. The royalty payments were subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. Through September 30, 2003, the Company received payments totaling approximately $63.6 million, of which approximately $62.7 million was received during the nine months ended September 30, 2003. The proceeds are reported in the accompanying statement of cash flows as an operating activity — change in operating assets and liabilities. Initially, the Company also received a warrant to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002, the Company’s ability to exercise the remaining unexercisable warrant. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. The early settlement of the Company’s service obligation did not affect the continuing royalty obligation of SCIO. On April 29, 2003, Johnson & Johnson consummated its acquisition of SCIO and the Company received $17.5 million for the warrant that the Company owned (see “Derivatives”). In August 2003, SCIO made a final payment to the Company in the amount of $46.1 million under an agreement reached to terminate the SCIO agreement, including the payment and royalty obligations. This final payment reduced the SCIO commercial rights and royalties balance to zero at September 30, 2003. Total royalty payments received were $63.6 million. The Company reported income of approximately $15.9 million in the third quarter of 2003, related to these events.

      In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZINTM, in the United States and Canada. Under the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the agreement, the Company will provide commercialization services for AIROZINTM and a milestone-based $6 million line of credit which is convertible into PLTT’s common stock, of which $4 million was funded by the Company as of September 30, 2003. Further, based on achieving certain milestones, the Company has committed to paying 50% of sales and marketing activities for AIROZINTM over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZINTM. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by PLTT on September 5, 2003 indicated that PLTT will need significant additional financing to continue operations beyond September 15, 2003. As such, the Company has recorded an impairment of $4 million on the loan receivable from PLTT and has reduced its five-year contingent commitment for the sales force and marketing activities to zero at September 30, 2003.

      In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of September 30, 2003, the Company has made $5.7 million available under the line of credit, of which $2.1 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has also agreed to pay the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of DSCO common stock included participation rights to acquire additional shares of DSCO. The Company exercised its participation rights in two such transactions with DSCO. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with detachable warrants to purchase 119,811 shares of DSCO common stock for $517,000. Using the cashless exercise feature, the Company exercised the November 2002 warrants and received 83,357 shares of DSCO common stock. During June 2003, the Company purchased an additional 218,059 shares of DSCO common stock along with detachable warrants to purchase 43,612 shares of DSCO common stock for $1.2 million.

      In December 2001, the Company acquired the license to market SkyePharma’s SolarazeTM skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company will amortize the rights in proportion to the revenues earned over the 14 year life of the license. The Company has a commitment to pay royalties to SkyePharma based on a percentage of net sales of SolarazeTM. Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company’s ownership rights in the SolarazeTM NDA and Investigational New Drug.

      In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002, and Niaspan® is also on the market. Under the terms of the agreement, the Company will provide, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, will commercialize Advicor® and Niaspan® for two years. In return, the Company received warrants to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2003, of $50 million and $65 million, respectively, over the life of the agreement. Through September 30, 2003, the Company has received payments totaling approximately $7.1 million. The proceeds are reported in the accompanying statement of cash flows as an operating activity — change in operating assets and liabilities.

      In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc., for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXATM in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002 and the assets and liabilities of Bioglan Pharma, Inc. were recorded at their respective fair values. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total intangible assets of $29.3 million. The Company will amortize the intangible assets in proportion to the estimated revenues over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

      During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of September 30, 2003, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $16 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.

      In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for CymbaltaTM in the United States. LLY has submitted a NDA for CymbaltaTM, which is currently under review by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of CymbaltaTM for the five years following product launch. The sales force will promote CymbaltaTM in its primary, or P1, position within sales calls. During the first three years, LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110 million of which $70 million was paid in 2002 and the remaining $40 million is due throughout the four quarters following FDA approval. The $70 million in payments made by the Company is on an at-risk basis, and is not refundable in the event the FDA does not grant final approval for CymbaltaTM. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY’s manufacturing processes and facilities, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of CymbaltaTM by LLY or sublicense of CymbaltaTM to third parties, if any. The $110 million in payments will be capitalized and amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the accompanying statement of cash flows as an investing activity — advances to customer. In return for the P1 position for CymbaltaTM and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. CymbaltaTM sales for depression and other neuroscience indications over the five-year service period followed by a 3%

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels. The Company or LLY has the ability to cancel this agreement if CymbaltaTM is not approved by January 31, 2005, in which case the Company would write-off any payments made through that date, unless the FDA had failed to grant approval for CymbaltaTM based on concerns over LLY’s manufacturing processes and facilities.

      In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: ProchieveTM 8%, ProchieveTM 4%, Advantage-S® and RepHreshTM. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company will also pay to COB four quarterly payments of $1.125 million each which commenced in the third quarter of 2002. In return the Company will receive royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the third quarter of 2003. The Company has paid $4.5 million as of September 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity-acquisition of commercial rights and royalties. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products. The purchase of the COB common stock included participation rights to acquire additional shares of COB. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of COB for $664,000.

      In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.3 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $7.9 million) of which 2.2 million euros (approximately $2.5 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 6.5 million euros (approximately $7.5 million) as of September 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided 900,000 euros in services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

      In March 2003, the Company entered into an agreement with COB to commercialize COB’s StriantTM testosterone buccal bioadhesive product in the United States. COB has submitted an NDA for StriantTM, which was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company will pay to COB five quarterly payments of $3.0 million each which commenced in the second quarter of 2003. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of StriantTM and are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The Company has paid $9.0 million as of September 30, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has firm commitments under the arrangements described above to provide funding of approximately $250.0 million in exchange for various commercial rights. As of September 30, 2003, the Company has funded approximately $191.2 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $90-110 million per year for a period of five to six years, subject to certain limitations and varying time periods.

      Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Milestone payments	$3,000	$3,000	$—	$—	$—	$—	$6,000
Sales force commitments	7,633	16,548	15,070	3,806	3,916	608	47,581
Licensing and distribution rights	1,346	2,588	1,332	—	—	—	5,266

	$11,979	$22,136	$16,402	$3,806	$3,916	$608	$58,847

5.     Investments — Marketable Equity Securities

      The Company has entered into financial arrangements with various customers and other parties in which the Company makes payments in return for equity investments. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of September 30, 2003 is as follows (in thousands, except share data):

	Trading	Number of		Fair Market
Company	Symbol	Shares	Cost Basis	Value

Common Stock:
The Medicines Company	MDCO	1,330,320	$34,522	$34,522
Columbia Laboratories, Inc.	COB	1,178,359	14,234	14,234
Discovery Laboratories, Inc.	DSCO	1,359,567	9,789	9,789
Other			1,301	1,301

Total marketable equity securities			$59,846	$59,846

      In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other-than-temporary, the Company recognized losses for the period from January 1, 2003 through September 25, 2003 of $282,000 due to the impairment of marketable equity securities. No such losses were recognized in the period from September 26, 2003 through September 30, 2003 or the nine months ended September 30, 2002.

6.     Investments — Non-marketable Equity Securities and Loans

      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of September 30, 2003 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment

Venture capital funds	$33,111	$16,832
Equity investments (seven companies)	9,352	—
Convertible loans (three companies)	768	420
Loans (two companies)	2,247	6,366

Total non-marketable equity securities and loans	$45,478	$23,618

      Below is a table representing management’s estimate as of September 30, 2003 of the amount and timing of the above remaining funding commitments ($ in thousands):

	2003	2004	Total

Venture capital funds	$4,340	$12,492	$16,832
Convertible loans	200	220	420
Loans	750	5,616	6,366

	$5,290	$18,328	$23,618

      The amount and timing of such funding events are subject to a number of different variables and may differ materially from management’s estimates.

      The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $10.3 million and $1.4 million of losses due to such impairments in the period from January 1, 2003 through September 25, 2003 and the nine months ended September 30, 2002, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that was deemed by management to be other-than-temporary.

7.     Derivatives

      The Company may from time to time acquire derivative instruments, primarily warrants, of companies in which a current market value is not readily available. As such, these instruments are included in deposits and other assets. When acquired, the Company records warrants at their fair value. Subsequently, warrants are marked to market each period with changes in their fair values being recognized as investment gains and losses in the accompanying statement of operations. As a result of subsequent evaluations and completion of the SCIO acquisition by Johnson & Johnson, Inc., the Company recognized a gain of $12.1 million on the warrant to acquire 700,000 shares of SCIO in the period from January 1, 2003 through September 25, 2003.

      As of September 30, 2003, the Company held warrants from various contracts valued at $4.2 million which are included in the accompanying balance sheet as deposits and other assets. During the periods from January 1, 2003 through September 25, 2003 and September 26, 2003 through September 30, 2003,

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company recognized investment revenues of $2.6 million and $213,000, respectively, related to changes in the fair value of the warrants.

      During 2003, the Company entered into some exchange-traded option contracts; however, these contracts had expired as of September 30, 2003. During the period from January 1, 2003 through September 25, 2003, the Company recorded investment revenues of $87,000 related to changes in the fair value of the exchange-traded option contracts.

8.     Goodwill and Identifiable Intangible Assets

      The Company has allocated approximately $406.2 million to intangible assets based upon a preliminary allocation of the purchase price of the assets acquired and the liabilities assumed in the Transaction. The fair values are preliminary and subject to refinement as information relative to the fair values as of September 25, 2003 becomes available.

      Identifiable intangible assets consist primarily of software and customer relationships, which are amortized over the estimated useful life ranging from three to 10 years, and licensing and distribution rights, which are amortized ratably, based on estimated cash flows, over the life of the rights or service period ranging from five to 15 years. Amortization expense associated with identifiable intangible assets were as follows:

	September 26,	July 1,		September 26,	January 1,
	2003	2003	Three Months	2003	2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Amortization expense	$993,000	$7.8 million	$6.6 million	$993,000	$27.8 million	$19.0 million

      The following is a summary of identifiable intangible assets as of September 30, 2003 (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount

Identifiable intangible assets:
Software and related assets	$156,667	$306	$56,361
Commercial rights and royalties, licenses and customer relationships	203,902	687	203,215
Trademarks, trade names and other	145,672	—	145,672

	$406,241	$993	$405,248

      Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $68.2 million, $55.5 million, $29.5 million, $21.3 million and $17.8 million for each of the years in the five-year period ending December 31, 2008, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

      In connection with the Transaction, the Company recorded approximately $192.4 million of goodwill. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill resulting from the Transaction will not be amortized but will be subject to an annual impairment test. The Company’s Predecessor goodwill balance of approximately $70.1 million at December 31, 2002 was eliminated in purchase accounting.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill arising form the Transaction has been allocated to the Company’s segments on a preliminary basis as follows (in thousands):

Product development	$102,706
Commercial services	29,311
PharmaBio development	60,334

$192,351

9.     Credit Arrangements

      The following is a summary of the credit facilities available to the Company at September 30, 2003:

Facility	Interest Rates

$75.0 million	Either at LIBOR (1.13% at September 30, 2003) plus 3.25% or ABR (4.0% at September 30, 2003) plus 2.25%
£10.0 million (approximately $16.6 million) unsecured line of credit	Base (3.5% at September 30, 2003) plus 0.75%
£1.5 million (approximately $2.5 million) general banking facility with the same U.K. bank used for the issuance of guarantees	1% per annum fee for each guarantee issued

      The Company did not have any outstanding balances on these facilities at September 30, 2003.

      Long-term debt and obligations consist of the following (in thousands):

	September 30, 2003	December 31, 2002

	Successor	Predecessor
10% Subordinated Notes due 2013	$450,000	$—
Senior Term Loan (ABR — 4.0% at September 30, 2003 — plus 3.25%)	310,000	—
Missouri tax incentive bonds due October 2009
(6.7% annual interest rate)	4,042	4,288
Other notes payable	5,166	7,269

	769,208	11,557
Capital leases	23,640	29,017

Total credit arrangements	$792,848	$40,574

Other notes payable include various notes payables, primarily in foreign currencies, with interest rates ranging between 1.875% and 12.92%.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities of long-term debt and obligations at September 30, 2003 consist of the following (in thousands):

October to December 31, 2003.	$1,464
2004	5,392
2005	5,153
2006	4,881
2007	4,060
2008	3,793
Thereafter	744,465

$769,208

      The fair value of the Company’s long-term debt approximates its carrying value.

10.     Shareholders’ Equity

      At September 30, 2003, the Company is authorized to issue 125 million shares of common stock, $.01 per share par value.

      The Company was authorized by its Board of Directors in March 2001 to repurchase up to $100 million of the Company’s Common Stock until March 1, 2002. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. The authorization expired March 1, 2003. The Company did not repurchase any shares of its Common Stock during the period from January 1, 2003 through September 30, 2003.

11.     Significant Customers

      No customer accounted for 10% of consolidated gross service revenues less reimbursed service costs for any period presented for 2003. One customer accounted for 10.9% and 11.7% of consolidated gross service revenues less reimbursed service costs for the three and nine months ended September 30, 2002, respectively. The revenues were derived from the product development, commercial services and informatics groups.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Investment Revenues

      The following table is a summary of investment revenues (in thousands):

	September 26,		Three	September 26,	January 1,
	2003	July 1, 2003	Months	2003	2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 25,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2002	2003	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Marketable equity and derivative securities:
Gross realized gains	$213	$6,715	$4,455	$213	$38,724	$16,062
Gross realized losses	—	—	—	—	—	(92)
Impairment losses	—	—	—	—	(282)	—
Non-marketable equity securities and loans:
Gross realized gains	—	—	—	—	—	—
Gross realized losses	—	—	—	—	—	—
Impairment losses	—	(7,801)	(1,000)	—	(10,269)	(1,400)

	$213	$(1,086)	$3,455	$213	$28,173	$14,570

13.     Restructuring Charge

      During the period from July 1, 2003 through September 25, 2003 in connection with the Transaction, the Company reviewed its estimates of restructuring plans adopted during 2002, 2001 and 2000. This review resulted in a decrease of $1.0 million and $310,000 in severance payments for a plan adopted in 2002 and 2001, respectively. The decrease in severance payments was a result of the number of actual voluntary employee terminations exceeding the Company’s estimates. In addition, there was an increase of $6.4 million and $421,000 in exit costs for abandoned leased facilities for a plan adopted in 2001 and 2000, respectively. The increase was due to several factors including: (1) an increase in management’s previously estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate the Company’s obligation under those leases brought about by prolonged stagnant conditions in local real estate markets.

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

      Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of the 2002 Plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of September 30, 2003, 89 individuals have been terminated.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 25, 2003, the following amounts were recorded for the 2002 restructuring plans (in thousands):

	Activity January 1, 2003 Through September 25, 2003

	Balance at				Balance at
	December 31,		Revised	Write-Offs/	September 25,
	2002	Revisions	Accrual	Payments	2003

Severance and related costs	$2,066	$(1,042)	$1,024	$(1,024)	$—
Exit costs	154	—	154	(20)	134

	$2,220	$(1,042)	$1,178	$(1,044)	$134

      There was no activity for the 2002 restructuring plans for the period from September 26, 2003 through September 30, 2003.

      During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to severance costs from the reorganization of the Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of September 30, 2001.

      During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide were to be eliminated and as of September 30, 2003, all individuals which were to be terminated under this plan have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions have been eliminated in each of the segments.

      As of September 25, 2003, the following amounts were recorded for the 2001 restructuring plans (in thousands):

	Activity January 1, 2003 Through September 25, 2003

	Balance at				Balance at
	December 31,		Revised	Write-Offs/	September 25,
	2002	Revisions	Accrual	Payments	2003

Severance and related costs	$1,306	$(310)	$996	$(996)	$—
Exit costs	3,381	6,403	9,784	(1,583)	8,201

	$4,687	$6,093	$10,780	$(2,579)	$8,201

      There was no activity for the 2001 restructuring plans for the period from September 26, 2003 through September 30, 2003.

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan (“2000 Follow-On Plan”) resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of September 30, 2003, all individuals which were to be terminated under this plan have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

      As of September 25, 2003, the following amounts were recorded for the 2000 restructuring plans (in thousands):

	Activity January 1, 2003 Through September 25, 2003

	Balance at				Balance at
	December 31,		Revised	Write-Offs/	September 25,
	2002	Revisions	Accrual	Payments	2003

Severance and related costs	$117	$—	$117	$(77)	$40
Exit costs	1,443	421	1,864	(1,443)	421

	$1,560	$421	$1,981	$(1,520)	$461

      There was no activity for the 2000 restructuring plans for the period from September 26, 2003 through September 30, 2003.

14.     Income Taxes

      As a result of the September 25, 2003 Transaction, the net book values of the Company’s assets and liabilities have been reestablished. Accordingly, deferred income taxes have been provided, based upon the preliminary purchase allocation which is subject to change, at September 30, 2003 based upon these reestablished values.

      The components of income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	September 26, 2003 Through	January 1, 2003 Through
	September 30, 2003	September 25, 2003

	Successor	Predecessor
Current:
Federal	$429	$(429)
State	19	7,668
Foreign	—	22,953

	448	30,192

Deferred expense (benefit):
Federal and state	—	3,639
Foreign	—	(5,647)

	—	(2,008)

	$448	$28,184

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the Company’s consolidated income tax expense (benefit) attributable to continuing operations and the expense (benefit) computed at the 35% U.S. statutory income tax rate were as follows (in thousands):

	September 26,	January 1,
	2003	2003
	Through	Through
	September 30,	September 25,
	2003	2003

	Successor	Predecessor
Federal income tax provision (benefit) at statutory rate	$436	$22,869
State and local income taxes, net of federal benefit (detriment)	12	1,482
Non-deductible expenses and transaction costs	—	4,943
Foreign earnings taxed at different rates	—	(749)
Losses not utilized	—	—
Other	—	(361)

	$448	$28,184

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $239.6 million at September 30, 2003. As a result of the significant debt service requirements and other costs relating to the Transaction, those earnings are no longer considered to be indefinitely reinvested and, accordingly, the Company has recorded a deferred income tax liability of $83.4 million based upon the U.S. federal income tax rate. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.

      The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

September 30, 2003

Successor
Deferred income tax liabilities:
Depreciation and amortization	$(98,193)
Prepaid expenses	(8,725)
Unrealized gain on equity investments	(14,371)
Undistributed foreign earnings	(83,406)
Deferred revenue and other	(11,664)
Other	(4,439)
Deferred income tax assets:
Depreciation and amortization	—
Net operating and capital loss carryforwards	125,752
Accrued expenses and unearned income	32,449
Goodwill, net of amortization	59,900
Other	13,349
Valuation allowance for deferred income tax assets	(124,502)

Net deferred income tax liabilities	$(113,850)

      The Company’s valuation allowance of $124.5 million for deferred income tax assets increased by $105.1 million during 2003 due to the uncertainty related to realization of the deferred income tax asset

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for certain federal, state, and foreign net operating and capital losses. This uncertainty arose from the significant debt service requirements and other costs relating to the Transaction and its expected impact on the Company’s future operating results.

      The Company’s deferred income tax expense (benefit) attributable to continuing operations results from the following (in thousands):

January 1, 2003
Through
September 25, 2003

Predecessor
Excess (deficiency) of income tax over financial reporting:
Depreciation and amortization	$6,276
Net operating and capital loss carryforwards	(5,031)
Valuation allowance increase (decrease)	—
Accrued expenses and unearned income	(6,405)
Prepaid expenses	2,921
Deferred revenue	(877)
Other items, net	1,108

$(2,008)

      There was no deferred income tax expense (benefit) for the period September 26, 2003 through September 30, 2003.

15.     Net Income Per Share

      The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net income per share (in thousands):

	September 26,	July 1,		September 26,	January 1,
	2003	2003	Three Months	2003	2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 25,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2002	2003	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Weighted average shares:
Basic weighted average shares	125,000	118,560	117,694	125,000	118,358	118,240
Effect of dilutive securities:
Stock options	—	—	151	—	692	280

Diluted weighted average shares	125,000	118,560	117,845	125,000	119,050	118,520

      Options to purchase 14.8 million shares of the Company’s Common Stock that were outstanding during the period of July 1, 2003 through September 25, 2003, were not included in the computation of diluted net (loss) income per share because the effect on net loss would have been antidilutive. Options to purchase approximately 20.6 million shares of the Company’s Common Stock were outstanding during the period of January 1 through September 25, 2003, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Common Stock and, therefore, the effect would be antidilutive. The Company did not have any outstanding stock options for the period of September 26 through September 30, 2003.

16.     Comprehensive Income

      The following table represents the Company’s comprehensive income (in thousands):

	September 26,			September 26,	January 1,
	2003	July 1, 2003	Three Months	2003	2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 25,	September 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Net income	$819	$(17,592)	$21,179	$819	$37,161	$104,725
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income taxes	—	6,428	1,382	—	19,637	(9,796)
Reclassification adjustment, net of income taxes	—	(1,516)	(5,364)	—	(11,103)	(13,114)
Minimum pension liability, net of income taxes	—	—	—	—	(3,098)	—
Foreign currency adjustment	—	3,881	(932)	—	25,178	23,545

Comprehensive income	$819	$(8,799)	$16,265	$819	$67,775	$105,360

17.     Segments

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

	September 26, 2003 Through September 30, 2003 — Successor

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$11,884	$6,048	$—	$—	$17,932
Intersegment	—	518	—	(518)	—

Total net services	11,884	6,566	—	(518)	17,932
Reimbursed service costs	2,857	608	—	—	3,465

Gross service revenues	14,741	7,174	—	(518)	21,397
Commercial rights and royalties	—	—	1,382	—	1,382
Investment	—	—	213	—	213

Total revenues	$14,741	$7,174	$1,595	$(518)	$22,992

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$6,601	$2,823	$83	$—	$9,507

	July 1, 2003 Through September 25, 2003 — Predecessor

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$233,319	$115,694	$—	$—	$349,013
Intersegment	—	10,789	—	(10,789)	—

Total net services	233,319	126,483	—	(10,789)	349,013
Reimbursed service costs	63,912	13,633	—	—	77,545

Gross service revenues	297,231	140,116	—	(10,789)	426,558
Commercial rights and royalties	—	—	41,710	—	41,710
Investment	—	—	(1,086)	—	(1,086)

Total revenues	$297,231	$140,116	$40,624	$(10,789)	$467,182

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$120,731	$46,521	$10,885	$—	$178,137

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2002 — Predecessor

	Product	Commercial		PharmaBio
	Development	Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$242,333	$122,448	$—	$—	$—	$364,781
Intersegment	—	13,194	—	—	(13,194)	—

Total net services	242,333	135,642	—	—	(13,194)	364,781
Reimbursed service costs	78,189	15,869	—	—	—	94,058

Gross service revenues	320,522	151,511	—	—	(13,194)	458,839
Commercial rights and royalties	—	—	—	28,671	—	28,671
Investment	—	—	—	3,455	—	3,455

Total revenues	$320,522	$151,511	$—	$32,126	$(13,194)	$490,965

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$125,912	$52,759	$—	$3,023	$—	$181,694

	January 1, 2003 Through September 25, 2003 — Predecessor

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$734,729	$362,273	$—	$—	$1,097,002
Intersegment	—	29,777	—	(29,777)	—

Total net services	734,729	392,050	—	(29,777)	1,097,002
Reimbursed service costs	225,695	42,988	—	—	268,683

Gross service revenues	960,424	435,038	—	(29,777)	1,365,685
Commercial rights and royalties	—	—	104,964	—	104,964
Investment	—	—	28,173	—	28,173

Total revenues	$960,424	$435,038	$133,137	$(29,777)	$1,498,822

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$375,125	$142,144	$43,001	$—	$560,270

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2002 — Predecessor

	Product	Commercial		PharmaBio
	Development	Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$704,021	$380,560	$20,347	$—	$—	$1,104,928
Intersegment	—	36,748	—	—	(36,748)	—

Total net services	704,021	417,308	20,347	—	(36,748)	1,104,928
Reimbursed service costs	231,689	65,419	22	—	—	297,130

Gross service revenues	935,710	482,727	20,369	—	(36,748)	1,402,058
Commercial rights and royalties	—	—	—	65,866	—	65,866
Investment	—	—	—	14,570	—	14,570

Total revenues	$935,710	$482,727	$20,369	$80,436	$(36,748)	$1,482,494

Contribution (revenues less costs of revenues, excluding
depreciation and amortization expense except as noted
below):	$354,024	$153,144	$8,024	$10,306	$—	$525,498

	September 26,	July 1,		September 26,	January 1,
	2003	2003	Three Months	2003	2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 30,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2002	2003	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Depreciation and amortization expense:
Product development	$1,078	$13,768	$14,762	$1,078	$43,142	$43,876
Commercial services	385	4,654	5,839	385	15,520	16,353
Informatics	—	—	—	—	—	2,559
PharmaBio Development (included in contribution)	87	1,512	763	87	6,602	1,882
Corporate	105	194	236	105	607	717

Total depreciation and amortization expense	$1,655	$20,128	$21,600	$1,655	$65,871	$65,386

      Total assets by segment will change as a result of the Transaction. As the Company’s valuation is preliminary, the Company has not determined the total assets by segment.

18.     Commitments and Contingencies

      On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of the Company, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis, and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery,

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. On September 27, 2003, the parties entered into a settlement memorandum following a mediated settlement conference. The parties are in the process of preparing final settlement documents, which would memorialize payments by several defendants to individual study participants or their representatives. The Company believes that its contribution will be covered by insurance or, in the alternative, will not represent a material amount to the Company.

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

      On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until the Company provides the notice contemplated by the Case Management Order. On April 10, 2003, the Company’s Board of Directors approved a merger agreement with Pharma Services Holding, Inc. which provides for payment to the Company’s shareholders of $14.50 per share in cash. On June 25, 2003, counsel for the parties signed a Memorandum of Understanding, in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all defendants including the Company and the Company’s Board of Directors. On August 28, 2003, lead counsel for the plaintiffs and counsel for the defendants executed a formal Stipulation and Agreement of

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compromise, Settlement and Release (the “Stipulation of Settlement”). On August 29, 2003, the Court entered an Order for Notice and Hearing on Settlement of Class Action (“Order for Notice”) and a Notice of Pendency of Class Action, Preliminary and Proposed Class Action Certification, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear (the “Class Notice”). The Class Notice sets a hearing date of October 10, 2003 (the “Settlement Hearing”) to determine whether the Court should approve the settlement as fair, adequate and in the best interest of the settlement class, end the action, and to consider other matters including a request by plaintiffs’ counsel for attorneys’ fees and reimbursement of costs, in an amount not to exceed a total of $450,000. In accordance with the terms of the Order of Notice, the Company mailed the Class Notice to the record holders of the Company’s common stock and options, as of the record date of August 19, 2003. A special meeting of the shareholders was held on September 25, 2003, at which time the shareholders approved the proposed transaction and the merger was consummated. On October 10, 2003, the Court certified a class for purposes of the settlement, approved the settlement as fair and reasonable and entered an Order and Final Judgment dismissing the lawsuit with prejudice. The Court also awarded plaintiff’s counsel $450,000 in attorneys’ fees and costs, which are to be paid by the Company pursuant to the terms of the settlement. No other payments are required from the Company or any other party under the terms of the settlement and the Court’s Order.

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

19.     Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 has been deferred and will be effective as of December 31, 2003. The Company is currently evaluating the impact of FIN 46 on these interests held prior to February 1, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

      Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or “target” or the negative thereof or other variations thereof or comparable terminology.

      We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, the risk that our substantial debt could adversely affect our financial condition, the limitations on the operation of our business imposed by the covenants contained in the senior subordinated notes and the senior secured facility, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from previous restructurings, our ability to maintain large customer contracts or to enter into new contracts, changes in trends in the pharmaceutical industry, our ability to operate successfully a new line of business, the risk that Verispan, our joint venture with McKesson Corporation relating to the informatics business, will not be successful, and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

Results of Operations

      As a result of the going-private merger transaction, the Condensed Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The financial effects of the going-private merger transaction and our results of operations, financial position and cash flows following the closing of the Transaction are presented as the “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our predecessor results have not been aggregated with our successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the three or nine months ended September 30, 2003. However, in order to facilitate an understanding of our results of operations for the three and nine months ended September 30, 2003 in comparison with the three and nine months ended September 30, 2002, in this section our predecessor results and our successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

      Below is a reconciliation of the combined results for the three and nine months ended September 30, 2003:

	September 26,		Three	September 26,	January 1,
	2003	July 1, 2003	Months	2003	2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 25,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2003	2003	2003	2003

	Successor	Predecessor	Combined	Successor	Predecessor	Combined
Gross revenues	$22,992	$467,182	$490,174	$22,992	$1,498,822	$1,521,814
Costs, expenses and other:
Costs of revenues	15,052	307,662	322,714	15,052	997,822	1,012,874
General and administrative	5,971	129,082	135,053	5,971	397,318	403,289
Interest (income) expense, net	1,033	(2,246)	(1,213)	1,033	(10,374)	(9,341)
Other (income) expense, net	(309)	17	(292)	(309)	(5,433)	(5,742)
Transaction and restructuring	—	50,261	50,261	—	54,148	54,148

	21,747	484,776	506,523	21,747	1,433,481	1,455,228

Income (loss) before income taxes	1,245	(17,594)	(16,349)	1,245	65,341	66,586
Income tax expense (benefit)	448	(14)	434	448	28,184	28,632

Income (loss) before equity in earnings of unconsolidated affiliates and other	797	(17,580)	(16,783)	797	37,157	37,954
Equity in earnings of unconsolidated affiliates and other	22	(12)	10	22	4	26

Net income (loss)	$819	$(17,592)	$(16,773)	$819	$37,161	$37,980

      Below is a reconciliation of the results by segment on a combined basis for the three and nine months ended September 30, 2003:

	September 26,			September 26,
	2003	July 1, 2003	Three Months	2003	January 1, 2003	Nine Months
	Through	Through	Ended	Through	Through	Ended
	September 30,	September 25,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2003	2003	2003	2003

	Successor	Predecessor	Combined	Successor	Predecessor	Combined
Net revenues:
Product development	$11,884	$233,319	$245,203	$11,884	$734,729	$746,613
Commercial services	6,566	126,483	133,049	6,566	392,050	398,616
PharmaBio Development	1,595	40,624	42,219	1,595	133,137	134,732
Eliminations	(518)	(10,789)	(11,307)	(518)	(29,777)	(30,295)

	$19,527	$389,637	$409,164	$19,527	$1,230,139	$1,249,666

Contribution:
Product development	$6,601	$120,731	$127,332	$6,601	$375,125	$381,726
Commercial services	2,823	46,521	49,344	2,823	142,144	144,967
PharmaBio Development	83	10,885	10,968	83	43,001	43,084

	$9,507	$178,137	$187,644	$9,507	$560,270	$569,777

      Below is a reconciliation of certain items of the combined statement of cash flows for the nine months ended September 30, 2003:

	September 26,	January 1,	Nine Months
	2003 Through	2003 Through	Ended
	September 30,	September 25,	September 30,
	2003	2003	2003

Net cash provided by operations	$—	$169,869	$169,869
Investing activities:
Acquisition of property and equipment	—	(39,682)	(39,682)
Repurchase of common stock in going-private merger	(1,617,567)	—	(1,617,567)
Payment of transaction costs in going-private merger	(16,073)	(2,896)	(18,969)
Acquisition of intangible assets	—	(5,898)	(5,898)
Acquisition of commercial rights and royalties	—	(17,710)	(17,710)
Proceeds from disposition of property and equipment	—	6,219	6,219
Proceeds from (purchases of) debt securities, net	—	25,267	25,267
Purchases of equity securities and other investments	—	(10,645)	(10,645)
Proceeds from sale of equity securities and other investments	—	61,741	61,741

Net cash used in (provided by) investing activities	(1,633,640)	16,396	(1,617,244)
Financing activities:
Borrowings	735,776	—	735,776
Principal payments on credit arrangements, net	(912)	(14,131)	(15,043)
Capital contribution	390,549	—	390,549
Issuance of common stock (predecessor)	—	7,042	7,042

Net cash provided by (used in) financing activities	$1,125,413	$(7,089)	$1,118,324

Three Months Ended September 30, 2003 and 2002

      Gross revenues for the third quarter of 2003 were $490.2 million versus $491.0 million for the third quarter of 2002. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues are gross revenues less reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Service revenues	$447,955	$458,839
Less: reimbursed service costs	81,010	94,058

Net service revenues	366,945	364,781
Commercial rights and royalties	43,092	28,671
Investments	(873)	3,455

Total net revenues	$409,164	$396,907

•	Service revenues were $448.0 million for the third quarter of 2003 compared to $458.8 million for the third quarter of 2002. Service revenues less reimbursed service costs, or net service revenues, for the third quarter of 2003 were $366.9 million, a slight increase of $2.2 million or 0.6% over net service revenues of $364.8 million for the third quarter of 2002. Net service revenues for the third quarter of 2003 were positively impacted by approximately $15.7 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $9.8 million or 19.3% to $60.4 million for the third quarter of 2003 from the third quarter of 2002 including a positive impact of approximately $1.9 million due to the effect of foreign currency fluctuations. Net service revenues decreased $3.3 million or (2.0%) to $161.2 million for the third quarter of 2003 from the third quarter of 2002 in the Europe and Africa region although it was positively impacted by approximately $13.7 million due to the effect of foreign currency fluctuations. The commercial services group experienced difficult business conditions with our syndicated sales forces in two of the countries, primarily the United Kingdom and France. Net service revenues decreased $4.3 million or (2.8%) to $145.4 million for the third quarter of 2003 from the third quarter of 2002 in the Americas region.

•	Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the third quarter of 2003 were $43.1 million, an increase of $14.4 million over third quarter 2002 commercial rights and royalties revenues of $28.7 million. Commercial rights and royalties revenues were positively impacted by approximately $2.0 million due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. Commercial rights and royalties revenues for the third quarter of 2003 were reduced by approximately $1.6 million versus $4.3 million for the third quarter of 2002 for payments made by us to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $14.4 million increase is primarily the result of (1) our contracts with Kos Pharmaceuticals, Inc., or KOSP, and Columbia Labs, Inc., or COB, which contributed $11.1 million during the third quarter of 2003 versus $5.4 million during the third quarter of 2002, (2) contracts in Europe with two large pharmaceutical customers which contributed approximately $8.6 million of revenues during the third quarter of 2003 versus $7.3 million during the third quarter of 2002 and (3) our contract and subsequent termination agreement with SCIO which contributed $15.9 million of revenues during the third quarter of 2003 versus $8.5 million during the third quarter of 2002. For the third quarter of 2003, approximately 36.9% of our commercial rights and royalties revenues was attributable to the termination of our contract with SCIO, approximately 25.7% was attributable to our contracts with KOSP and COB, approximately 20.0% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 13.0% was attributable to our suite of dermatology products, and the remaining 4.3% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the third quarter of 2003 were a loss of ($873,000) versus a gain of $3.5 million for the third quarter of 2002. Investment revenues for the third quarter of 2003 included gross realized gains of $4.4 million from the sale of a portion of our equity investments, primarily in The Medicines Company, or MDCO. In addition, during the third quarter of 2003, we recognized $7.8 million of impairment losses on investments whose decline in fair value was considered to be other-than-temporary.

      Costs of revenues were $322.7 million for the third quarter of 2003 versus $330.1 million for the third quarter of 2002. Below is a summary of the costs of revenues (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Reimbursed service costs	$81,010	$94,058
Service costs	190,269	186,111
Commercial rights and royalties costs	31,251	29,064
Investment costs	—	38
Depreciation and amortization	20,184	20,837

	$322,714	$330,108

•	Reimbursed service costs were $81.0 million and $94.1 million for the third quarter of 2003 and 2002, respectively.

•	Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $190.3 million or 51.9% of net service revenues versus $186.1 million or 51.0% of net service revenues for the third quarter of 2003 and 2002, respectively. Bonus expense included in service costs decreased approximately $1.0 million in the third quarter of 2003 as compared to the third quarter of 2002. Service costs were negatively impacted by approximately $8.4 million from the effect of foreign currency fluctuations.

•	Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $31.3 million for the third quarter of 2003 versus $29.1 million for the third quarter of 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $11.3 million and $13.2 million for the third quarter of 2003 and 2002, respectively.

•	Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $38,000 for the third quarter of 2002.

•	Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased slightly to $20.2 million for the third quarter of 2003 versus $20.8 million for the third quarter of 2002.

      General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $135.1 million or 33.0% of total net revenues for the third quarter of 2003 versus $128.8 million or 32.5% of total net revenues for the third quarter of 2002. General and administrative expenses were negatively impacted by approximately $5.4 million resulting from the effect of foreign currency fluctuations, primarily the euro and British pound. Bonus expense included in general and administrative expenses decreased approximately $1.3 million in the third quarter of 2003 as compared to the third quarter of 2002.

      Net interest income, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $1.2 million for the third quarter of 2003 versus $3.3 million for the third quarter of 2002. Interest income decreased approximately $1.1 million to $2.9 million for the third quarter of 2003 as a result of the decline in interest rates. Interest expense increased approximately $961,000 as a result of the $760.0 million of debt incurred in connection with the going-private merger transaction.

      Other income was $292,000 for the third quarter of 2003 versus other expense of $1.5 million for the third quarter of 2002. The third quarter of 2002 included losses of approximately $1.1 million on the disposal of assets.

      We recognized $50.3 million of transaction expenses and restructuring charges for the third quarter of 2003 which consisted of approximately $44.8 million of transaction related expenses including expenses of the special committee of our Board of Directors and its financial and legal advisors and a $5.5 million restructuring charge. During the third quarter of 2003 in connection with our going-private merger transaction, we reviewed our estimates of the restructuring plans we adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The decrease in severance payments is a result of the number of actual voluntary employee terminations exceeding our estimates.

      Loss before income taxes was $16.3 million for the third quarter of 2003 versus income before income taxes of $33.8 million or 8.5% of total net revenues for the third quarter of 2002.

      The effective income tax rate was (2.7%) for the third quarter of 2003 versus 34.3% for the third quarter of 2002. Our effective income tax rate was negatively impacted by the repatriation of cash in connection with the going-private merger transaction for which no foreign tax credits were available and the transaction related expenses some of which were not deductible for income tax purposes. Since we conduct operations on a global basis, our effective income tax rate may vary.

      During the third quarter of 2003, we recognized $10,000 of income from equity in unconsolidated affiliates and other which represents our pro rata share of the net income of unconsolidated affiliates, primarily Verispan’s net income, net of a minority interest in a consolidated subsidiary.

      Net loss was $16.8 million for the third quarter of 2003 versus net income of $21.2 million for the third quarter of 2002.

Analysis by Segment:

      The following table summarizes the operating activities for our reportable segments for the third quarter of 2003 and 2002, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2003	2002	Growth %	2003	Revenues	2002	Revenues

Product development	$245.2	$242.3	1.2%	$127.3	51.9%	$125.9	52.0%
Commercial services	133.0	135.6	(1.9)	49.3	37.1	52.8	38.9
PharmaBio Development	42.2	32.1	31.4	11.0	26.0	3.0	9.4
Eliminations	(11.3)	(13.2)	(14.3)	—	—	—	—

	$409.2	$396.9	3.1%	$187.6	45.9%	$181.7	45.8%

      Net service revenues for the product development group were $245.2 million for the third quarter of 2003 compared to $242.3 million for the third quarter of 2002. Net service revenues for the third quarter of 2003 were positively impacted by approximately $10.2 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $2.2 million or 8.6% to $27.6 million including a positive impact of approximately $772,000 due to the effect of foreign currency fluctuations. Net service revenues increased $9.8 million or 10.0% to $107.6 million in the Europe and Africa region primarily as a result of the positive impact of approximately $8.9 million due to the effect of foreign currency fluctuations. Net service revenues decreased $9.1 million or (7.6%) to $110.0 million in the Americas region primarily as a result of increased competition.

      Contribution for the product development group was $127.3 million for the third quarter of 2003 compared to $125.9 million for the third quarter of 2002. As a percentage of net service revenues, contribution margin was 51.9% for the third quarter of 2003 compared to 52.0% for the third quarter of 2002. Our product development group experiences slight fluctuations in contribution as a percent of net service revenues from period to period as a result of executed contract scope changes and the timing of project expenses for which revenue is not recognized such as start-up or setup costs.

      Net service revenues for the commercial services group were $133.0 million for the third quarter of 2003 compared to $135.6 million for the third quarter of 2002. Net service revenues for the third quarter of 2003 were positively impacted by approximately $5.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $7.7 million or 33.9% to $30.3 million, which was positively impacted by $1.1 million due to the effect of foreign currency fluctuations. Net service revenues decreased by approximately $4.3 million or (7.1%) to $55.6 million in the Europe and Africa region although it was positively impacted by $4.8 million due to the effect of foreign currency fluctuations. We continued to experience difficult business conditions with our syndicated sales forces in two of the markets, primarily the United Kingdom and France. Net service revenues decreased $6.0 million or (11.3%) to $47.1 million in the Americas region representing the continuation of a trend resulting from reductions in new product launches and increases in the number of drugs losing patent protection.

      Contribution for the commercial services group was $49.3 million for the third quarter of 2003 compared to $52.8 million for the third quarter of 2002. As a percentage of net service revenues, contribution margin was 37.1% for the third quarter of 2003 compared to 38.9% for the third quarter of 2002. The decrease in contribution primarily resulted from the difficult business conditions for our syndicated sales forces which consist of costs which are fixed and, therefore, do not increase or decrease in proportion to the revenue generated by these sales forces.

      Net revenues for the PharmaBio Development group increased approximately $10.1 million during the third quarter of 2003 as compared to the third quarter of 2002 due to a $14.4 million increase in commercial rights and royalties revenues which was partially offset by a $4.3 million decrease in investment revenues. Although revenues related to the Bioglan dermatology products remained relatively constant for the quarter ended September 30, 2003 when compared to the same period in 2002, this group experienced a decrease in Bioglan revenues when compared to the first two quarters of 2003. This decrease is due to the normalization of inventory levels at the drug distributors as a result of increases in distributor purchases during the first half of 2003. The commercial rights and royalties costs increased by approximately $2.2 million during the same period primarily as a result of several factors including $4.6 million of costs associated with the marketing of SolarazeTM and ADOXATM for the third quarter of 2003 as compared to $3.0 million for the third quarter of 2002. These factors were partially offset by a decrease of approximately $1.9 million in service costs provided by our commercial services group relating primarily to the completion of the service portion of our contract with SCIO.

      The contribution for the PharmaBio Development group increased by $7.9 million from the third quarter of 2002 to the third quarter of 2003. The commercial rights and royalties revenues (net of related costs) in the third quarter of 2003 increased the contribution of this group by approximately $12.2 million when compared to the third quarter of 2002 due to the successful performance of our commercial rights and royalties contracts including the SCIO royalty contract termination agreement. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $2.1 million related to the CymbaltaTM contract for which no revenues are being recognized. Investment revenues (net of related costs) in the third quarter of 2003 decreased the contribution of this group by approximately $4.3 million when compared to the third quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

      Gross revenues for the first nine months of 2003 were $1.52 billion versus $1.48 billion for the first nine months of 2002. Below is a summary of revenues (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Service revenues	$1,387,082	$1,402,058
Less: reimbursed service costs	272,148	297,130

Net service revenues	1,114,934	1,104,928
Commercial rights and royalties	106,346	65,866
Investments	28,386	14,570

Total net revenues	$1,249,666	$1,185,364

•	Service revenues were $1.39 billion for the first nine months of 2003 compared to $1.40 billion for the first nine months of 2002. Service revenues less reimbursed service costs, or net service revenues, for the first nine months of 2003 were $1.11 billion, an increase of $10.0 million or 0.9% over net service revenues of $1.10 billion for the first nine months of 2002. Included in net service revenues for the first nine months of 2002 was $20.3 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for the first nine months of 2003. Net service revenues for the first nine months of 2003 were positively impacted by approximately $70.1 million due to the effect of the weakening of the US Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $30.6 million or 22.1% to $169.3 million for the first nine months of 2003 from the first nine months of 2002 and was positively impacted by approximately $10.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $42.6 million or 9.1% to $513.4 million for the first nine months of 2003 from the first nine months of 2002 in the Europe and Africa region, which was positively impacted by $60.4 million due to the effect of foreign currency fluctuations. The commercial services group experienced difficult business conditions with our syndicated sales forces in two markets, primarily the United Kingdom and France. Net service revenues decreased $63.2 million or (12.8%) to $432.3 million for the first nine months of 2003 from the first nine months of 2002 in the Americas region.

•	Commercial rights and royalties revenues for the first nine months of 2003 were $106.3 million, an increase of $40.5 million over the first nine months of 2002 commercial rights and royalties revenues of $65.9 million. Commercial rights and royalties revenues were positively impacted by approximately $9.7 million primarily due to the effect of foreign currency fluctuations related to the weakening of the US Dollar relative to the euro. Commercial rights and royalties revenues for the first nine months of 2003 were reduced by approximately $2.2 million versus $11.6 million for the first nine months of 2002 for payments made by us to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $40.5 million increase is primarily the result of (1) our March 2002 acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its successful launch of dermatology products which contributed approximately $34.2 million of revenues for the first nine months of 2003 versus $10.3 million for the first nine months of 2002, (2) our contracts with KOSP and COB, which contributed approximately $25.8 million of revenues for the first nine months of 2003 versus $15.3 million for the first nine months of 2002, and (3) our contracts in Europe with two large pharmaceutical customers which contributed approximately $27.4 million of revenues for the first nine months of 2003 versus $12.1 million for the first nine months of 2002. These increases were partially offset by a reduction in revenue of approximately $7.6 million as a result of the completion of the services portion of our SCIO contract during the fourth quarter of 2002 and a $1.7 million decrease in revenues from miscellaneous contracts. For the first nine months of 2003, approximately 32.1% of our commercial rights and royalties revenues was attributable to our suite of dermatology products, approximately 25.8% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 24.2% was attributable to our contracts with KOSP and COB, approximately 15.0% was attributable to the termination of the SCIO contract, and the remaining 2.9% was attributable to miscellaneous contracts and activities.

•	Investment revenues related to our PharmaBio Development group’s financing arrangements for the first nine months of 2003 were $28.4 million versus $14.6 million for the first nine months of 2002. Investment revenues for the first nine months of 2003 included $23.4 million of gains on the sale of equity investments in Triangle Pharmaceuticals, Inc., or VIRS, MDCO and CVTX, and a $12.1 million gain on the warrants to acquire 700,000 shares of SCIO as a result of the acquisition of SCIO by Johnson & Johnson, Inc. During the first nine months of 2003 and 2002, we recognized $10.6 million and $1.4 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

Costs of revenues were $1.01 billion for the first nine months of 2003 versus $1.02 billion for the first nine months of 2002. Below is a summary of the costs of revenues (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Reimbursed service costs	$272,148	$297,130
Service costs	588,241	589,737
Commercial rights and royalties costs	91,648	69,912
Investment costs	—	217
Depreciation and amortization	60,837	63,504

	$1,012,874	$1,020,500

•	Reimbursed service costs were $272.1 million and $297.1 million for the first nine months of 2003 and 2002, respectively.

•	Service costs were $588.2 million or 52.8% of net service revenues versus $589.7 million or 53.4% of net service revenues for the first nine months of 2003 and 2002, respectively. Service costs were negatively impacted by approximately $37.3 million from the effect of foreign currency fluctuations. Bonus expense included in service costs increased approximately $2.2 million in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 as a result of our migration to a cash-based incentive program for our employees. The reduction in service costs, as a percentage of net service revenues, is primarily a result of the residual effect of our process enhancements and cost reduction efforts.

•	Commercial rights and royalties costs were $91.6 million for the first nine months of 2003 versus $69.9 million for the first nine months of 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $30.3 million and $36.7 million for the first nine months of 2003 and 2002, respectively. The nine months ended September 30, 2003 includes nine months of expenses of our Bioglan operations, which we acquired in March 2002, as well as the costs related to the launch and marketing of SolarazeTM and ADOXATM and our contracts in Europe with two large pharmaceutical customers.

•	Investment costs were $217,000 for the first nine months of 2002.

•	Depreciation and amortization decreased to $60.8 million for the first nine months of 2003 versus $63.5 million for the first nine months of 2002. This decrease is primarily a result of the transfer of our informatics group to Verispan.

      General and administrative expenses were $403.3 million or 32.3% of total net revenues for the first nine months of 2003 versus $382.0 million or 32.2% of total net revenues for the first nine months of 2002. General and administrative expenses increased approximately $21.3 million primarily due to a $1.5 million increase in expenses associated with changes to our employee cash-based incentive program and the negative impact of approximately $24.5 million as a result of the effect of foreign currency fluctuations. These increases offset the reduction of approximately $8.6 million due to the transfer of our informatics group into the Verispan joint venture.

      Net interest income was $9.3 million for the first nine months of 2003 versus $10.0 million for the first nine months of 2002.

      Other income was $5.7 million for the first nine months of 2003 versus other expense of $344,000 for the first nine months of 2002. Included in the nine months ended September 30, 2003 were approximately $4.2 million in foreign currency translation gains.

      We recognized $54.1 million of transaction expenses and restructuring charges during the nine months ended September 30, 2003 which consisted of $48.7 million of transaction related expenses including expenses of the special committee of our Board of Directors and its financial and legal advisors and a $5.5 million restructuring charge. During the third quarter of 2003 in connection with our going-private merger transaction, we reviewed our estimates of the restructuring plans we adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The decrease in severance payments is a result of the number of actual voluntary employee terminations exceeding our estimates.

      Income before income taxes was $66.6 million or 5.3% of total net revenues for the first nine months of 2003 versus $89.6 million or 7.6% of total net revenues for the first nine months of 2002.

      The effective income tax rate was 43.0% for the first nine months of 2003 versus 33.5% for the first nine months of 2002. Our effective income tax rate was negatively impacted by the repatriation of cash in connection with the going-private merger transaction for which no foreign tax credits were available and the transaction related expenses some of which were not deductible for income tax purposes. Since we conduct operations on a global basis, our effective income tax rate may vary.

      During the first nine months of 2003 and 2002, respectively, we recognized $26,000 and ($540,000) of earnings (losses) from equity in unconsolidated affiliates and other which represents our pro rata share of the net income of unconsolidated affiliates, primarily Verispan’s net income (loss), net of a minority interest in a consolidated subsidiary.

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

      Net income was $38.0 million for the first nine months of 2003 versus $104.7 million for the first nine months of 2002. The net income for the first nine months of 2002 included $45.7 million for the cumulative effect of changing to a different method of recognizing deferred income taxes.

Analysis by Segment:

      The following table summarizes the operating activities for our reportable segments for the first nine months of 2003 and 2002, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2003	2002	Growth %	2003	Revenues	2002	Revenues

Product development	$746.6	$704.0	6.0%	$381.7	51.1%	$354.0	50.3%
Commercial services	398.6	417.3	(4.5)	145.0	36.4	153.1	36.7
PharmaBio Development	134.7	80.4	67.5	43.1	32.0	10.3	12.8
Informatics	—	20.3	(100.0)	—	—	8.0	39.4
Eliminations	(30.3)	(36.7)	(17.6)	—	—	—	—

	$1,249.7	$1,185.4	5.4%	$569.8	45.6%	$525.5	44.3%

      Net service revenues for the product development group were $746.6 million for the first nine months of 2003 compared to $704.0 million for the first nine months of 2002. Net service revenues for the first nine months of 2003 were positively impacted by approximately $44.5 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $11.6 million or 16.6% to $81.3 million including a positive impact of approximately $4.9 million due to the effect of foreign currency fluctuations. Net service revenues increased $42.7 million or 15.2% to $323.1 million in the Europe and Africa region primarily as a result of the positive impact of approximately $38.9 million due to the effect of foreign currency fluctuations. Net service revenues decreased $11.7 million or (3.3%) to $342.2 million in the Americas region primarily as a result of increased competition.

      Contribution for the product development group was $381.7 million for the first nine months of 2003 compared to $354.0 million for the first nine months of 2002. As a percentage of net service revenues, contribution margin was 51.1% for the first nine months of 2003 compared to 50.3% for the first nine months of 2002. Our product development group experiences slight fluctuations in contribution as a percent of net service revenues from period to period as a result of executed contract scope changes and the timing of project expenses for which revenue is not recognized such as start-up or setup costs. We believe this group has realized most of the efficiencies which we originally set out to achieve from the prior year’s restructurings.

      Net service revenues for the commercial services group were $398.6 million for the first nine months of 2003 compared to $417.3 million for the first nine months of 2002. Net service revenues for the first nine months of 2003 were positively impacted by approximately $26.3 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $19.9 million or 32.5% to $81.0 million, which was positively impacted by $5.2 million due to the effect of foreign currency fluctuations. Net service revenues decreased $5.8 million or (3.3%) to $169.1 million in the Europe and Africa region although it was positively impacted by $21.7 million due to the effect of foreign currency fluctuations. We experienced difficult business conditions with our syndicated sales forces in two of the markets, primarily the United Kingdom and France. Net service revenues decreased $32.7 million or (18.1%) to $148.5 million in the Americas region representing the continuation of a trend resulting from reductions in new product launches and increases in the number of drugs losing patent protection.

      Contribution for the commercial services group was $145.0 million for the first nine months of 2003 compared to $153.1 million for the first nine months of 2002. As a percentage of net service revenues, contribution margin was 36.4% for the first nine months of 2003 compared to 36.7% for the first nine months of 2002. The improvement related to our reduction in billable headcount due to our continuation of a migration from dependency on large primary care sales forces with low margins to a balanced mix of strategic consulting services and specialty sales forces with greater margins was offset by the effects of the difficult business conditions with our syndicated sales forces.

      Net revenues for the PharmaBio Development group increased approximately $54.3 million during the first nine months of 2003 as compared to the first nine months of 2002 due to a $40.5 million increase in commercial rights and royalties revenues and a $13.8 million increase in investment revenues. This group benefited in the first half of 2003 from drug distributors increasing their inventory levels through purchases of Bioglan products. During the third quarter of 2003, we experienced a decrease in revenues as inventory levels of Bioglan products began to normalize at the drug distributors which resulted in a decrease in product purchases. The commercial rights and royalties costs increased approximately $21.7 million during the same period primarily as a result of several factors including approximately $12.9 million of costs associated with the marketing of SolarazeTM and ADOXATM during the first nine months of 2003 as compared to $5.9 million for the first nine months of 2002, and an increase of approximately $13.6 million of expenses relating to our risk sharing contracts in Europe, including the 2002 termination of the contract in Germany. These increases were partially offset by a $6.5 million decrease in service costs provided by our commercial services group relating primarily to the fourth quarter of 2002 termination of the services portion of our contract with SCIO.

      The contribution for the PharmaBio Development group increased by $32.8 million from the first nine months of 2002 to 2003. The commercial rights and royalties revenues (net of related costs) in the first nine months of 2003 increased the contribution of this group by approximately $18.7 million when compared to the first nine months of 2002 due to the successful launch of the dermatology products and the successful performance of our commercial rights and royalties contracts. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $4.9 million related to the CymbaltaTM contract for which no revenues are being recognized. Investment revenues (net of related costs) in the first nine months of 2003 increased the contribution of this group by approximately $14.0 million when compared to the first nine months of 2002.

      The informatics group was transferred into the Verispan joint venture in May 2002 and is no longer a segment in 2003.

Liquidity and Capital Resources

      Cash and cash equivalents were $333.2 million at September 30, 2003 as compared to $644.3 million at December 31, 2002.

      Cash provided by operations was $169.9 million for the nine months ended September 30, 2003 versus $168.9 million for the comparable period of 2002.

      Cash used in investing activities was $1.62 billion for the nine months ended September 30, 2003 versus $95.2 million for the comparable period of 2002. Investing activities consist primarily of the payments relating to our going private transaction including the repurchase of our common stock and the payment of transaction costs. Investing activities also included the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights.

      Capital asset purchases required an outlay of cash of $39.7 million for the nine months ended September 30, 2003 compared to an outlay of $30.6 million for the same period in 2002. Included in the nine months ended September 30, 2002, is approximately $666,000 of capital asset purchases by our informatics group which was transferred to Verispan in May 2002.

      Cash used for the acquisition of commercial rights and royalties related assets was $22.2 million for the nine months ended September 30, 2003 as compared to an outlay of $11.4 million for the comparable period in 2002. The acquisitions for the nine months ended September 30, 2003 included payments of $11.3 million for the contracts with COB, $6.5 million for the contract with SCIO, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $1.3 million for the acquisition of product and marketing rights. Also during the nine months ended September 30, 2003, we acquired additional intangible assets for approximately $1.4 million.

      Purchases of equity securities and other investments required an outlay of cash of $10.6 million for the nine months ended September 30, 2003 compared to an outlay of $15.0 million for the same period in 2002. Proceeds from the sale of equity securities and other investments were $61.7 million during the nine months ended September 30, 2003 as compared to $24.8 million for the same period in 2002. The proceeds received during the nine months ended September 30, 2003 included approximately $22.7 million from the sale of our investment in VIRS (which was acquired by Gilead Sciences, Inc. in January 2003), approximately $17.5 million from warrants to acquire SCIO stock (which was acquired by Johnson & Johnson, Inc. in May 2003), and the sale of other equity investments, including MDCO and CVTX.

      The following table is a summary of our net service receivables outstanding (dollars in thousands):

	September 30, 2003	December 31, 2002

Trade service accounts receivable, net	$131,596	$129,748
Unbilled services	107,253	120,383
Unearned income	(166,276)	(141,710)

Net service receivables outstanding	$72,573	$108,421

Number of days of service revenues outstanding	15	21

      The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers.

      Investments in debt securities were $11.4 million at September 30, 2003 as compared to $36.7 million at December 31, 2002. Our investments in debt securities consist primarily of state and municipal securities. The decrease is a result of the redemption of our investments in debt securities, primarily money funds.

      Investments in marketable equity securities decreased $5.1 million to $59.8 million at September 30, 2003 as compared to $64.9 million at December 31, 2002 primarily as a result of sales of equity securities which was partially offset by an increase in the market value of the securities.

      Investments in non-marketable equity securities and loans at September 30, 2003 were $45.5 million, as compared to $46.4 million at December 31, 2002.

      Investments in unconsolidated affiliates, primarily Verispan, were $121.2 million at September 30, 2003 as compared to $121.l million at December 31, 2002.

      On September 25, 2003, we completed the going-private merger transaction with a total purchase price of approximately $1.82 billion. We used approximately $508.1 million of cash to fund this transaction and received $390.5 million in cash for capital contributions. In addition, we entered into a secured credit facility which consists of a $310.0 million principal senior term loan and a $75.0 million revolving loan facility. We also issued $450.0 principal amount of 10% Senior Subordinated Notes due 2013. As of September 30, 2003, we did not have any outstanding balance on the revolving loan facility.

      The credit agreement governing our senior secured credit facility and the indenture governing the notes each contain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell our assets or declare dividends. In addition, under our new senior secured credit facility, we are required to achieve certain financial ratios relating to maximum total leverage, maximum senior leverage, maximum capital expenditures and minimum interest coverage. As of September 30, 2003, we are in compliance with the restrictions and covenants under the credit agreement and indenture.

      We also have available to us a £10.0 million (approximately $16.6 million) unsecured line of credit and a £1.5 million (approximately $2.5 million) general banking facility with a U.K. bank. At September 30, 2003, we did not have any outstanding balances on these facilities.

      Below is a summary of our future payment commitments by year under contractual obligations as of September 30, 2003 (dollar in thousands):

	October 1
	to
	December 31,
	2003	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$1,464	$5,392	$5,153	$4,881	$4,060	$3,793	$744,465	$769,208
Obligations held under capital leases	6,333	10,168	5,154	815	599	221	1,288	24,578
Operating leases	17,013	53,203	35,439	26,873	22,382	15,590	67,323	237,823
Service Agreement	7,228	27,558	21,960	20,878	20,545	15,410	—	113,579
PharmaBio funding commitments in various commercial rights and royalties:
Milestone payments	3,000	3,000	—	—	—	—	—	6,000
Sales force commitments	7,633	16,548	15,070	3,806	3,916	608	—	47,581
Licensing and distribution rights	1,346	2,588	1,332	—	—	—	—	5,266
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	4,340	12,492	—	—	—	—	—	16,832
Convertible loans	200	220	—	—	—	—	—	420
Loans	750	5,616	—	—	—	—	—	6,366

	$49,307	$136,785	$84,108	$57,253	$51,502	$35,622	$813,076	$1,227,653

      We also have additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied over approximately the same time period, then we estimate these commitments to be a minimum of approximately $90-110 million per year for a period of five to six years, subject to certain limitations and varying time periods. Sales force commitments, which comprise a significant amount of such future commitments, are not classified as investments in either our new senior secured facility or the indenture governing the notes and, therefore, these future commitments do not have the same restrictions.

      In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock until March 1, 2002 which was subsequently extended to March 1, 2003. This authorization expired on March 1, 2003. We did not enter into any agreements to repurchase our common stock during the period from January 1, 2003 through September 25, 2003.

      Shareholders’ equity at September 30, 2003 was $522.5 million versus $1.598 billion at December 31, 2002.

      Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under our revolving portion of our senior credit facility and line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. In addition, as part of our business strategy going forward, we intend to review and consider opportunities to acquire additional product rights, as appropriate. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion. Any such acquisitions or equity or debt financings may be limited by the terms and restrictions contained in the credit agreement governing the senior secured facility or the indenture.

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

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

      As of September 30, 2003, we had outstanding debt of approximately $792.8 million. Of the total debt, approximately $342.8 million is secured, and an additional $75.0 million in loans available under our senior credit facility also is secured by substantially all of our assets, if drawn upon.

      Our substantial indebtedness and the significant reduction in our available cash resulting from the financing of the going-private merger transaction could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to the notes as well as our obligations under our senior secured credit facility. Our substantial indebtedness and significant reduction in available cash could also:

•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments (See “Results of Operations — Liquidity and Capital Resources”);

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	increase our exposure to rising interest rates because a portion of our borrowings will be at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

The senior subordinated notes and the senior secured credit facility contain covenants that limit our flexibility and prevent us from taking certain actions.

      The indenture governing the notes and the credit agreement governing the senior secured credit facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants will, among other things, limit our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock;

•	issue capital stock of restricted subsidiaries;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	engage in unrelated businesses;

•	create liens; and

•	sell certain assets or merge with or into other companies.

      These covenants may significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. In addition, the senior secured credit facility includes other and more restrictive covenants and prohibits us from prepaying our other debt, including the notes, while borrowings under our senior secured credit facility are outstanding. The new senior secured credit facility also requires us to maintain certain financial ratios and meet other financial tests. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indenture governing the notes. In addition, these lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including interest rates and covenants. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants and financial tests.

Despite our level of indebtedness, we and our parent companies are able to incur substantially more debt. Incurring such debt could further exacerbate the risks to our financial condition.

      Although the indenture governing the notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase. In addition, to the extent new debt is incurred by Pharma Services or Pharma Services Intermediate Holding Corp., a wholly owned subsidiary of Pharma Services, we may be required to generate sufficient cash flow to satisfy such obligations.

      While the indenture and the credit agreement also contain restrictions on our ability to make investments, these restrictions are subject to a number of qualifications and exceptions and the investments incurred in compliance with these restrictions could be substantial. The restrictions do not prevent us from incurring certain expenses in connection with our PharmaBio Development group transactions, including expenses incurred to provide sales forces for the products of our customers.

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

      Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Executive Chairman and Chief Executive Officer. Our performance also depends on our ability to identify, attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings or any key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition.

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

      We also provide some clinical trial packaging services. We could be held liable for any problems that result from the trial drugs we package, including any quality control problems in our packaging facilities. For example, accounting for controlled substances is subject to regulation by the United States Drug Enforcement Administration, or the DEA, and some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs, which was resolved to DEA’s satisfaction by our providing a corrected accounting of these drugs to the DEA.

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

      As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD to indemnify WebMD for losses arising out of or in connection with the (1) canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1) – (4) above. These indemnity obligations are limited to 50% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.

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

      We are subject to a wide range of government regulations and review by a number of regulatory agencies including the FDA, DEA, Department of Transportation and others. Any failure on our part to comply with applicable regulations could materially impact our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, including the present, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. In these situations, we often have provided services to our customers with respect to the trials and programs being investigated and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. For example, our customer, Biovail Corporation, recently became the subject of government inquiries relating to Cardizem LA P.L.A.C.E. late phase clinical program, and has asserted publicly that we have warranted that this program complies with all laws and regulations, to which we have taken exception. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties.

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

      We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at September 30, 2003. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

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

      In addition we have undistributed earnings from our foreign subsidiaries. Those earnings are considered to be indefinitely reinvested and, accordingly, no United States federal or state income taxes have been provided. If those earnings were distributed, we would be subject to both United States federal and state income taxes and withholding taxes payable to various countries. Any resulting tax obligations could materially adversely affect our operations.

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

      Although we did not have one customer that accounted for 10% of net service revenues for any period presented for 2003, one customer accounted for approximately 12% of our net service revenues for the nine months ended September 30, 2002 due, in part, to the effect of a long term contract that is set to expire as of the end of 2003. These revenues resulted from services provided by the product development and commercial services groups. If this customer or any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

      If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

      If we were unable to produce electronic records, which meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule” (“Part 11”) in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Further, in August 2003, the FDA issued a “Guidance for Industry: Part 11, Electronic Records; Electronic Signatures — Scope and Application” that addressed the FDA’s current thinking on this topic. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

      The financing arrangements for the going-private merger transaction may increase our exposure to tax liability.

      A portion of the funding for the going-private merger transaction was derived from intercompany transactions with our foreign subsidiaries. Although we believe, based in part upon the advice of our tax advisors, that our intended tax treatment of such transactions is appropriate, it is possible that the Internal Revenue Service and other tax authorities could seek to characterize the transactions in a manner that could result in the immediate recognition of taxable income by us. Any such immediate recognition of taxable income would result in a material tax liability which could have a material adverse effect on our business, results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      As a result of the going-private merger transaction, our interest rate risk has changed since December 31, 2002.

      We are subject to market risk associated with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our new senior secured credit facility. We have approximately $3l0.0 million outstanding under the senior secured credit facility subject to variable rates.

Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $775,000 per year.

      At September 30, 2003, our investment in debt securities portfolio consists primarily of state and municipal securities. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of September 30, 2003, the fair value of the investment portfolio was $10.7 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $1.1 million.

      We did not have any other material changes in market risk from December 31, 2002.

Item 4.     Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     Other Information

Item 1.     Legal Proceedings

      On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of ours, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. On September 27, 2003, the parties entered into a settlement memorandum following a mediated settlement conference. The parties are in the process of preparing final settlement documents, which would memorialize payments by several defendants to individual study participants or their representatives. We believe that our contribution will be covered by insurance or, in the alternative, will not represent a material amount to us.

      On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier, and Federal, our excess liability carrier, seek to rescind the policies issued to us for coverage years 2000-2001 and 2001-2002 based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the class action lawsuit filed on January 26, 2001 and described above and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We believe the allegations made by Federal and Chubb are without merit and are defending this case vigorously.

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by certain of our shareholders seeking to enjoin the consummation of the initial transaction proposed by Pharma Services Company (a company controlled by Dennis B. Gillings, Ph.D.) to acquire all of our outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits name as defendants Dr. Gillings, other members of our Board of Directors, us and, in some cases Pharma Services Company. The complaints allege, among other things, a breach of fiduciary duties by the directors with respect to the proposal. The complaints seek to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs seek to recover damages. On November 11, 2002, a Special Committee of our Board of Directors announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale and alternatives that would keep us independent and publicly owned. On January 6, 2003, the North Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until we provide notice of a change-of-control transaction.

      On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until we provide the notice contemplated by the Case Management Order. On April 10, 2003, our Board of Directors approved a merger agreement with Pharma Services Holding, Inc. which provides for payment to our shareholders of $14.50 per share in cash. On June 25, 2003, counsel for the parties signed a Memorandum of Understanding, in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all defendants including us and our Board of Directors. On August 28, 2003, lead counsel for the plaintiffs and counsel for the defendants executed a formal Stipulation and Agreement of Compromise, Settlement and Release, referred to as the Stipulation of Settlement. On August 29, 2003, the Court entered an Order for Notice and Hearing on Settlement of Class Action, or the Order for Notice, and a Notice of Pendency of Class Action, Preliminary and Proposed Class Action Certification, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear, or the Class Notice. The Class Notice set a hearing date of October 10, 2003, the Settlement Hearing, to determine whether the Court should approve the settlement as fair, adequate and in the best interest of the settlement class, end the action, and to consider other matters including a request by plaintiffs’ counsel for attorneys’ fees and reimbursement of costs, in an amount not to exceed a total of $450,000. In accordance with the terms of the Order of Notice, we mailed the Class Notice to the record holders of our common stock and options, as of the record date of August 19, 2003. A special meeting of the shareholders was held September 25, 2003, at which time the shareholders approved the proposed transaction and the merger was consummated. On October 10, 2003, the Court certified a class for purposes of the settlement, approved the settlement as fair and reasonable and entered an Order and Final Judgment dismissing the lawsuit with prejudice. The Court also awarded plaintiff’s counsel $450,000 in attorneys fees and costs, which are to be paid by us pursuant to the terms of the settlement. No other payments are required from us or any other party under the terms of the settlement and the Court’s Order.

      On June 13, 2003, ENVOY Corporation, or ENVOY and Federal filed suit against us, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. Plaintiffs reached settlement in principle, in the amount of $11 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760, or the Envoy Securities Litigation. Plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD Corporation, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. We believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.

      We are also party to other legal proceedings incidental to our business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

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

Item 2.     Changes in Securities and Use of Proceeds

      On September 25, 2003, the Company consummated its merger with Pharma Services and Acquisition Corp., a wholly owned subsidiary of Pharma Services. Under the terms of the merger, each share of the Company’s Common Stock outstanding (other than those shares held by Pharma Services or Acquisition Corp.) was converted into the right to receive $14.50 in cash, without interest and each option to purchase the Company’s Common Stock (other than options exchanged for equity securities of Pharma Services) was canceled in exchange for the right to receive $14.50 in cash less the exercise price of such option. The Company is now an indirect wholly owned subsidiary of Pharma Services.

      On September 25, 2003, the Company completed an offering of $450.0 million in aggregate principal amount of 10% senior subordinated notes due 2013, which was exempt from registration under the Securities Act of 1933, as amended. The Company sold the notes to Citigroup Global Markets Inc., ABN AMRO Incorporated and Banc One Capital Markets, Inc., collectively referred to as the initial purchasers pursuant to Section 4(2) of the Securities Act of 1933, as amended. The initial purchasers subsequently resold the notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities — Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      On September 25, 2003, the Company held a Special Meeting of Shareholders during which time certain matters related to the Transaction were submitted to the shareholders of the Company for a vote. Below is a brief description of the matters, as well as the number of votes cast for or against and the number of abstentions:

(1)	Approved and adopted the Agreement and Plan of Merger, dated as of April 10, 2003, among the Company, Pharma Services Holding, Inc. and Pharma Services Acquisition Corp., as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 18, 2003, among the same parties, and the transactions contemplated thereby, including a merger of Pharma Services Acquisition Corp. with and into the Company, with the Company continuing as the surviving corporation in the merger as an indirect wholly owned subsidiary of Pharma Services Holding, Inc. The votes were cast as follows:

	For	Against	Abstain

Approval and adoption of the Agreement and Plan of Merger as amended	79,825,231	1,019,978	503,136

(2)	Approved a proposal to grant the proxy holders the authority to vote in their discretion regarding a motion to adjourn the special meeting if necessary to satisfy the conditions to completing the merger. The votes were cast as follows:

	For	Against	Abstain

Approval of proposal to adjourn the special meeting	55,488,508	25,117,285	742,552

Item 5.     Other Information — Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation of the Company.
3.2	—	Amended and Restated Bylaws of Pharma Services Acquisition Corp., as Adopted by the Company.
4.1	—	Specimen Stock Certificate.
4.2	—	Indenture, dated as of September 25, 2003, among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee.
4.3	—	Registration Rights Agreement, dated as of September 25, 2003, among the Company and Citigroup Global Markets, Inc., as Representative of the Initial Purchasers named therein.
4.4	—	Form of Global Note (included as Exhibit A to Exhibit 4.2 hereto).
10.1	—	Credit Agreement, dated September 25, 2003, among the Company, Pharma Services Holding, Inc. and Pharma Services Intermediate Holding Corp., as Parent Guarantors, the Lender referred to therein, Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Bookrunner, Citicorp North America, as Administrative Agent, ABN AMRO Band N.V. and Banc One Mezzanine Corporation, as Co-Syndication Agents and Residential Funding Corporation (DBA GMAC — RFC Health Capital), as Documentation Agent.
10.2	—	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Ph.D., Pharma Services Holding, Inc. and the Company.
31.1	—	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	—	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

      (a) During the three months ended September 30, 2003, the Company filed or furnished five reports on Form 8-K.

      The Company furnished a Form 8-K to the Securities and Exchange Commission dated August 12, 2003, including its press release announcing the Company’s earnings information for the period ended June 30, 2003. This report shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

      The Company filed a Form 8-K, dated August 26, 2003, including its press release announcing its intent to offer $450 million principal amount of senior subordinated notes due 2013 in connection with its merger with a wholly-owned subsidiary of Pharma Services Holding, Inc. in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

      The Company filed a Form 8-K dated September 2, 2003, filing certain risk factors which were used in connection with its offering of certain subordinated notes as announced on August 26, 2003.

      The Company filed a Form 8-K, dated September 13, 2003, including its press release announcing that it has entered into a purchase agreement dated September 12, 2003 pursuant to which the Company intended to issue and sell $450 million principal amount of senior subordinated notes due 2013 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in connection with its merger with Pharma Services Acquisition Corp., a wholly-owned subsidiary of Pharma Services Holding, Inc.

      The Company filed a Form 8-K, dated September 25, 2003, including its press release announcing completion of its merger with Pharma Services Acquisition Corp., a wholly-owned subsidiary of Pharma Services Holding, Inc.

      No other reports on Form 8-K were filed or furnished during the three months ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date November 14, 2003	/s/ DENNIS B. GILLINGS Dennis B. Gillings Executive Chairman and Chief Executive Officer

Date November 14, 2003	/s/ JAMES L. BIERMAN James L. Bierman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation of the Company.
3.2	—	Amended and Restated Bylaws of Pharma Services Acquisition Corp., as adopted by the Company.
4.1	—	Specimen Stock Certificate.
4.2	—	Indenture, dated as of September 25, 2003, among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee.
4.3	—	Registration Rights Agreement, dated as of September 25, 2003, among the Company and Citigroup Global Markets, Inc., as Representative of the Initial Purchasers named therein.
4.4	—	Form of Global Note (included as Exhibit A to Exhibit 4.2 hereto).
10.1	—	Credit Agreement, dated September 25, 2003, among the Company, Pharma Services Holding, Inc. and Pharma Services Intermediate Holding Corp., as Parent Guarantors, the Lender referred to therein, Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner, Citicorp North America, as Administrative Agent, ABN AMRO Bank N.V. and Banc One Mezzanine Corporation, as Co-Syndication Agents and Residential Funding Corporation (DBA GMAC — RFC Health Capital), as Documentation Agent.
10.2	—	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Ph.D., Pharma Services Holding, Inc. and the Company.
31.1	—	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	—	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.