Form 10-K
period 2003-12-31
QUINTILES TRANSNATIONAL CORP
filed 2004-03-01
CIK 919623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value per share

(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          The aggregate market value of the registrant’s Common Stock at June 30, 2003 held by those persons deemed by the registrant to be non-affiliates was approximately $1,566,418,759.

          As of March 1, 2004 (the latest practicable date), there were 125,000,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

QUINTILES TRANSNATIONAL CORP.

Form 10-K Annual Report

PART I

      Information set forth in this Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or “target” or the negative thereof or other variations thereof or comparable terminology.

      We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, the risk that our substantial indebtedness could adversely affect our financial condition, the limitations on the operation of our business imposed by the covenants contained in our senior subordinated notes and our senior secured credit facility, variations in the actual savings and operating improvements resulting from our restructurings, our ability to maintain large customer contracts or to enter into new contracts, delays in obtaining or failure to receive required regulatory approvals of our customers’ products or projects, changes in trends in the pharmaceutical industry, our ability to operate successfully in new lines of business, the risk that Verispan, our joint venture with McKesson Corporation relating to the informatics business, will not be successful, changes in existing, and the adoption of new, regulations affecting the pharmaceutical industry and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

Item 1.	Business

General

      Founded in 1982 by Dennis B. Gillings, Ph.D.,we have grown to become a market leader in providing a full range of integrated product development and commercial development solutions to the pharmaceutical, biotechnology and medical device industries. Based on our competitors’ press releases and public filings with the United States Securities and Exchange Commission, or the SEC, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2003 gross revenues. We also provide market research services and strategic analyses to support healthcare decisions and healthcare policy consulting to governments and other organizations worldwide. This broad range of services helps our customers lower their costs, reduce the length of time from the beginning of development to peak sales of a new drug or medical device and increase the sales of their products.

      Our business is organized into three segments: the Product Development Group, the Commercial Services Group and the PharmaBio Development Group. The combination of these three business segments, together with Verispan, LLC, our joint venture with McKesson Corporation, which provides research and market data to help drug sponsors better market their products, enables us to provide a broad range of outsourcing services to the pharmaceutical and biotechnology industries. We believe this comprehensive suite of services offers customers the opportunity to outsource through Quintiles all key phases of a product’s development and sales from the preclinical phase through patent expiration and beyond.

      Product Development Group. Our Product Development Group provides global expertise in drug development from early compound analysis through regulatory submission. Our capabilities span preclinical and all phases of clinical testing with particular strength in Phase I, Phase II and Phase III clinical studies. The Product Development Group has been divided into two lines of business: Early Development and Laboratory Services, which focuses on early stage pharmaceutical development and laboratory services for the later phases, and Clinical Development Services, which specializes in clinical trials for regulatory approval of products under investigation. We also emphasize and target strong opportunity in Phase IIIb and Phase IV clinical and marketing studies, traditionally known as Late Phase studies, which are developing into a third line of business in the Product Development Group called Strategic Research Services, or SRS. Late Phase studies may be recommended by regulators and utilized by our customers’ marketing departments to assess safety issues and responses to drug therapy for commonly occurring patient profiles.

      Commercial Services Group. Our Commercial Services Group provides our customers with a comprehensive range of specialized pre-launch, launch and post-launch fee-for-service contract sales and strategic marketing services. The Commercial Services Group is comprised of our Commercialization business and our Medical Communications and Consulting business. Our Commercial Services Group not only provides contract sales, but also provides contract marketing and other services. This group delivers integrated, strategic and tactical solutions in sales and marketing across the product life cycle for pharmaceutical and biotechnology companies as well as for other entities across the healthcare spectrum. In addition, our Commercial Services Group provides strategic health and human services consulting for customers including hospitals, long-term care facilities, foundations, managed care organizations, employers, the military and federal and state governments.

      PharmaBio Development Group. Our PharmaBio Development Group enters into partnering transactions with certain of our customers. These transactions typically involve providing funding to the customer, either through direct payments or loans (sometimes convertible into capital stock of the customer) to help customers develop and/or market their particular drug(s). We also may invest in customers’ equity and/or provide services through our Commercial Services Group. Furthermore, the transactions often grant us royalties or commissions based on sales of the customer’s product. We believe these partnering transactions allow us to explore new opportunities and areas for incremental growth in a controlled manner that draws upon our skill and industry knowledge. Our professional clinical staff numbers in the thousands and provides a very broad base of knowledge and experience with considerable numbers of pharmaceutical products. This expertise enables us to conduct an in-depth assessment of a product’s potential in the marketplace before we enter into a partnering transaction with any of our customers. At the end of 2001, the PharmaBio Development Group expanded its scope of activities to include the acquisition of rights to market products and has significantly expanded the sales of a number of these products.

Pharma Services Transaction

      On September 25, 2003, Pharma Services Holding, Inc., or Pharma Services, acquired all of the issued and outstanding shares of our common stock. Pharma Services Intermediate Holding Corp., or Intermediate Holding, currently holds 99.2% of our outstanding common stock with Pharma Services owning the remainder. Intermediate Holding is wholly owned by Pharma Services. Pharma Services was formed for purposes of the going private transaction by Dennis B. Gillings, Ph.D., our Executive Chairman, Chief Executive Officer and founder, and One Equity Partners LLC, or One Equity, the private equity arm of Bank One Corporation. Pharma Services’ acquisition of our common stock is sometimes referred to in this Annual Report on Form 10-K as the Pharma Services transaction. Financing for the Pharma Services transaction was provided by:

•	equity investments from One Equity, TPG Advisors III, Inc., or TPG, and Temasek Holdings, or Temasek, among others;

•	equity rollovers of our common stock and options to purchase our common stock, including shares and options held by Dr. Gillings and his affiliates, as well as certain of our executive officers;

•	a six-year $310.0 million senior term loan as part of a $385.0 million senior credit facility;

•	the issuance of $450.0 million principal amount of senior subordinated notes; and

•	our available cash.

Services

      We provide globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the worldwide pharmaceutical, biotechnology, medical device and healthcare industries. Additionally, we offer our customers the possibility of a strategic partnering relationship. We can support our customers through the entire life cycle of a drug from initial testing to patent expiration. We currently operate in three reportable segments: Product Development, Commercial Services, and PharmaBio Development. We provide our customers with a continuum of services that spans these three segments. We believe that the broad scope of our services allows us to help our customers rapidly assess the viability of a growing number of new drugs, cost-effectively accelerate development of the most promising drugs, launch new drugs to the market quickly and evaluate their impact on healthcare. Note 26 of the notes to our consolidated financial statements, included in Item 8 of this Form 10-K, provides financial information regarding each segment.

      The following discussion describes our service offerings in greater detail.

Product Development Offerings

      Our Product Development Group has historically been divided into two lines of business: Early Development and Laboratory Services, which focuses on early stage pharmaceutical development and laboratory services for the later phases, and Clinical Development Services, which specializes in clinical trials for regulatory approval of products under investigation. We also emphasize and target a strong opportunity in Phase IIIb and Phase IV clinical and marketing studies, traditionally known as Late Phase studies, which are developing into a third line of business in the Product Development Group, known as SRS. SRS studies may be recommended by regulators and utilized by our customers’ marketing departments to assess safety issues and responses to drug therapy for commonly occurring patient profiles.

Early Development and Laboratory Services

      Preclinical Services. Our preclinical unit provides customers with a wide array of early development services. These services are designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products. Such services include general toxicology, carcinogenicity testing, pathology, efficacy and safety pharmacology, bioanalytical chemistry, drug metabolism and pharmacokinetics. During 2001, we opened a safety pharmacology unit in Kansas City, Missouri. The development of this capability in the United States, in combination with our Edinburgh, Scotland unit, has allowed us to provide full service safety pharmacology to our U.S. customers while further strengthening our global position.

      Pharmaceutical Services. We offer services in the design, development, analytical testing and commercial manufacture of pharmaceutical dose forms. We provide study medications for preclinical and clinical studies along with necessary good manufacturing practice, or GMP, chemistry, manufacturing and controls, or CMC, and regulatory documentation. We recently completed construction of a new GMP sterile clinical supplies manufacturing facility in Kansas City, Missouri.

      Clinical Trial Services. At our clinical trial supplies facilities, medications for use in clinical (both pre- and post-marketing) studies are received, packaged according to the appropriate protocol, labeled and distributed globally. We also provide services to reconcile these drugs in connection with a particular clinical trial. These services can expedite the drug development process because clinical trials are often postponed by delays in the manufacture and distribution of study drug materials.

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

Clinical Development Services

      Clinical Trial Services. We offer comprehensive clinical trial services throughout the life cycle of a product. This life cycle includes the following steps to obtaining FDA approval:

•	Pre-clinical, which involves testing to identify, quantify and evaluate biological activity and safety;

•	Phase I, which involves determining how a drug is processed by the body and the duration of the drug’s actions on the body;

•	Phase II, which involves controlled testing of a drug to determine the safe dosage range of a drug and a broader safety profile;

•	Phase IIIa, which involves extensive testing to confirm the effectiveness and safety of a drug;

•	Phase IIIb, which involves conducting additional studies following submission to the FDA and/or foreign regulatory authorities and agencies; and

•	Phase IV, which involves conducting additional studies to further evaluate the effectiveness, side effects and cost effectiveness of a drug following regulatory approval.

      In addition to Phase I through III clinical studies, which are the basis for obtaining initial regulatory approval for drugs and medical devices, we provide expertise in the development and execution of Phase IIIb and IV clinical and marketing studies, which includes drug safety, regulatory affairs, clinical trial supplies, central laboratory services, quality assurance, health economics, data management and biostatistics. On a global basis, our employees are aligned with key customers to provide a full range of management and scientific services tailored to their specific requirements.

      We coordinate our offerings through a customer-centric project management structure. We have over 200 project managers with Phase II-IV drug development and medical device experience spanning the therapeutic areas of the cardiovascular, central nervous system, allergy/respiratory, genitourinary, anti-infectives, ophthalmology, gastrointestinal, oncology, endocrinology, immunology and dermatology. Other specialized offerings include development services in neonatal, pediatric and adolescent care. Our project management processes and training are based on the Project Management Institute standard. Because of our global presence and ability to coordinate clinical staff to service customers on an international basis, we are experienced in managing trials involving several thousand patients at hundreds of sites concurrently in the Americas, Europe, the Asia-Pacific region and South Africa.

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

Investigator Recruitment. During clinical trials, the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other sites. We have access to several thousand investigators who conduct our clinical trials worldwide.

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

Clinical Data Management and Biostatistical Services. We have extensive experience in the creation and statistical analysis of scientific databases for all phases of the drug development process. These databases include customized databases to meet customer-specific formats, integrated databases to support NDA submissions and databases in accordance with ICH guidelines.

      Regulatory Affairs Services. We provide comprehensive medical and regulatory services for our pharmaceutical and biotechnology customers. Our medical services include medical oversight of studies, review and interpretation of adverse experiences, medical writing of reports and study protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, publishing, consultation and liaison with various regulatory agencies. Our regulatory affairs professionals help to define the steps necessary to obtain registration as quickly as possible. We are one of the few companies able to provide such services in numerous countries, including the key regions of focus for pharmaceutical companies, to meet our customers’ needs to launch products in multiple countries simultaneously.

      Late Phase Clinical Studies. Designed to meet the increasing demand for information from patients, prescribers, payors and regulators for information and to deepen customers’ understanding of physician practices and product adoption patterns, Quintiles Late Phase provides non-registration research and consulting services. SRS specializes in providing strategic Phase IIIb and Phase IV clinical services such as post-marketing pharmacovigilance programs, health outcomes studies and other market-relevant research activities to accelerate the commercialization process. This group also offers specialized reimbursement support services and patient assistance programs to facilitate coverage and payment for treatment, utilizing our proprietary new technologies. SRS studies are developing into a third line of business in the Product Development Group.

      Medical Device Services. We offer medical device services similar to our offerings for the development and introduction of pharmaceutical products. Our core medical device services include identification of regulatory requirements in targeted markets; global clinical study design, planning, management and monitoring, including data management and statistical analysis of report preparations; preparation of regulatory filings and compliance with regulatory requirements for market access; and long range planning for product launches, including pricing strategies.

Commercial Services Offerings

      The Commercial Services Group is comprised of our Innovex-branded commercialization business, which includes the largest global contract sales organization, or CSO, based on reported revenues in 2003 and the integrated strategic solutions business. We entered the CSO industry in 1996 when we acquired Innovex, a U.K.-based company with global operations, and have since grown the business organically as well as through acquisitions. We continue to operate our CSO business under the Innovex brand. We have specialized therapeutic expertise in the areas of cardiovascular, central nervous system, gastrointestinal, women’s health, endocrinology, allergy-respiratory, anti-infectives and oncology.

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

      Customers may contract for dedicated or syndicated sales teams. When dedicated teams are deployed, we take on a primary management role or a supporting role to the customer’s field management, depending on the customer’s needs. In certain circumstances, dedicated teams may be transferred to the customer for an additional placement fee included in the contract. Our syndicated teams promote a number of non-competing drugs for different customers simultaneously. We always maintain direct management of our syndicated sales teams.

      Health Management Services. We also provide teams of healthcare professionals, including nurses, pharmacists and physicians, who are dedicated to assisting customers with disease management issues. Our health management services offer customized clinical solutions to bridge the gap between the clinical and commercial phases of product development and to provide expertise across a broad range of pre-launch, launch and post-launch opportunities. We believe that our clinical and promotional expertise, commercial orientation and international experience enable us to tailor these programs to meet the diverse needs of the global pharmaceutical industry across a wide range of disciplines and local market conditions.

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

      Internet-based Sales and Marketing Services. Innovex e-Health Solutions Group, launched in October 2001, provides Internet-based sales and marketing services for the pharmaceutical, biotechnology and medical device industries. The group’s first product, iQLearning.com, was launched in January 2002. iQLearning.com is an Internet service portal that further expands our range of healthcare information resources and services to physicians in the United States and currently has a membership of more than 114,000 U.S. physicians. The group’s second and third products were launched in August 2002. The eOP product is an online process for identifying key opinion leaders within designated specialty areas utilizing the iQLearning service portal. Our third product is the iQBroadband program, which leverages the iQLearning service portal to provide state-of-the-art live net meeting software and high speed Internet connectivity for live sales presentations, speaker training meetings and web-based symposia. The group also brought the full capability of the iQLearning service portal to Innovex in the fourth quarter of 2002 by delivering online training and messaging to a contract sales force.

      Training. In various countries around the world we offer industry specific training to professionals working in retail pharmacy, manufacture, distribution, regulatory, sales and marketing. The training in many instances is outcomes based, covers both knowledge and skills, and may be delivered via the Internet or email, as well as hard copy.

Quintiles Medical Communications and Consulting

      Strategic Marketing Services. Our expert consultants support pharmaceutical and biotechnology product commercialization through a continuum of services. We begin in the conceptualization phase of development with strategic market research. Through a combination of secondary data and qualitative primary research, we assist customers in making development decisions. Once a product proceeds to large scale clinical trials, this group creates product positioning, pricing and formulary access/reimbursement strategies based on extensive primary research with providers, patients, payors and other administrative decision-makers. Finally, in support of product marketing at launch, we create health economic models to justify price to formulary decision-makers, and, post-launch, we track actual product costs and outcomes through medical claims data, medical records and patient interviews. The combination of these services provides our customers with the marketing, economic and reimbursement support they need to help to maximize commercial potential at each stage of the product lifecycle.

      Healthcare Policy Research and Consulting. Our management consulting services focus on improving the quality, availability and cost-effectiveness of healthcare in the highly regulated and rapidly changing healthcare industry. These services include corporate strategic planning and management, program and policy development, financial and cost-effectiveness analyses, evaluation design, microsimulation modeling and data analysis. These services represent the core competencies of The Lewin Group, an internationally recognized management consulting firm with more than three decades of experience solving problems for organizations in the public, non-profit and private sectors.

      Regulatory and Compliance Consulting. We supply regulatory and compliance consulting services to the pharmaceutical, biotechnology, medical device development and manufacturing industries. Services include global regulatory consulting, quality systems and engineering and validation. We assist companies in preparing for interactions with the FDA, and other foreign regulatory authorities or agencies, including inspections and resolution of enforcement actions, complying with current GMP, GCP and quality systems regulations, meeting process and software validation requirements, and bringing new medical devices to market.

      Strategic Medical Communications. Our strategic medical communications group offers a range of pre-launch, launch and post-launch services, beginning in the early stages of product development and continuing until the product reaches peak penetration. Services include communications strategies and planning, product positioning and branding, opinion leader development, faculty training, symposia, continuing medical education programs, promotional programs, sponsored publications, new media-based programs, patient education and clinical experience programs (e.g., patient starter programs and compliance programs). As early as Phase I and Phase II clinical trials, we can begin to disseminate scientific information and develop and present educational forums to help gain opinion leader support for a new drug.

PharmaBio Development Offerings

      Our PharmaBio Development Group manages our investment portfolio and enters into partnering transactions with certain of our customers. These transactions typically involve providing funding to the customer, either through direct payments or loans (sometimes convertible into capital stock of the customer) or through the provision of services to these customers. We also may invest in our customers’ equity and/or provide services through our Commercial Services Group to these customers. Furthermore, these transactions often grant us royalties or commissions based on sales of the customer’s product.

      In all cases, the PharmaBio Development Group engages in a rigorous due diligence and internal review process which involves the relevant aspects of our organization prior to making its investments. This process helps us to develop transaction structures that are designed to balance targeted returns with our perceived risk.

      In addition to the rigorous due diligence and internal review process, we further attempt to mitigate the risk of PharmaBio Development Group investments by:

•	Focusing primarily on compounds that already have regulatory approval or are in the later stages of clinical development, thus reducing regulatory risk;

•	Structuring all transactions in a prudent manner which, in some instances, may include structuring financial commitments in the form of milestone payments, whereby payments are made based on the successful completion of different stages of the development cycle; and

•	In some instances, requiring an option to reduce our financial commitment if the drug sponsor does not invest a certain minimum amount on promotion of the drug.

      Overall, our revenues and operating income from these transactions depend on the performance of the customer’s capital stock and/or its product. Since we created the PharmaBio Development Group in 2000, it has entered into numerous transactions. In 2003 (combining predecessor and successor), 2002 and 2001, we recognized net gains on PharmaBio Development Group investments of approximately $31.0 million, $13.7 million and $611,000, respectively.

Transaction Models

      Our PharmaBio Development Group enters into the following types of transactions:

•	Risk-Based Commercialization. Risk-based commercialization investments include transactions in which we provide commercialization services in exchange for fees and/or product royalty rights. In such transactions, we receive from our customers the right to royalties on the sales of the products covered by the agreements. We use a variety of contract structures in our risk-based commercialization transactions. Certain transactions may include contractual minimum and/or maximum royalty amounts. In other instances, we may have no guaranteed minimum royalty. Regardless of the structure, we always seek to earn financial returns commensurate with the risks presented by the transaction.

•	Strategic Investments. The PharmaBio Development Group makes a variety of strategic investments, including direct investments in both marketable and non-marketable equities, debt and indirect investments through such vehicles as venture capital funds. In some cases, PharmaBio Development makes investments in connection with risk-based commercialization agreements, such as our arrangements with Columbia Laboratories, Inc. and Discovery Laboratories, Inc. As of December 31, 2003, the PharmaBio Development Group had a total of $106.9 million in such investments, including $48.6 million of investments in marketable equities and $58.3 million of investments in non-marketable equity securities and loans.

In addition, the PharmaBio Development Group has acquired the rights to market certain pharmaceutical products. We arrange for the manufacture of, and directly market, a number of dermatology compounds, including SolarazeTM and ADOXATM, through our specialty pharmaceuticals subsidiary, Bioglan Pharmaceuticals Company. The PharmaBio Development Group also has acquired the rights to several other products in Europe, via licensing or distribution agreements, which involve a variety of up-front or ongoing payments to the licensors. In these arrangements, third parties manufacture the products for us and Innovex sells the products. In all of these instances, the PharmaBio Development Group recognizes the revenues from the sales of these pharmaceutical products.

•	Risk-Based Development Services. In such transactions, we would provide some or all of the clinical development services costs on behalf of a partner in exchange for royalty rights in the product. We have not consummated any risk-based development transactions.

Recent Strategic Alliances

      The PharmaBio Development Group has entered into the following recent transactions.

•	In January 2002, we entered into a series of agreements with Kos Pharmaceuticals, Inc. to commercialize in the United States Kos’s treatments for cholesterol disorders, Advicor® and Niaspan®. We provide a dedicated sales force at our own expense who, in combination with Kos’s sales force, commercialized Advicor® and Niaspan® for two years. In return, we received warrants to purchase shares of Kos’s common stock at an agreed price. We will receive commissions, subject to a minimum and maximum amount over the life of the agreement, based on net sales of the product from 2002 through 2006.

•	During the second quarter of 2002, we finalized an agreement with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. We will provide, at our own expense, sales and marketing resources over the five-year life of the agreement, in return for which the customer will pay us royalties on product sales in excess of certain baselines. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated.

•	In July 2002, we entered into an agreement with Eli Lilly and Company, or Lilly, to support its commercialization efforts for CymbaltaTM in the United States. In return for providing sales representatives and making marketing and milestone payments to Lilly totaling $110 million of which $70 million was paid in 2002 and the remaining $40 million is due in equal installments during each of the four quarters following FDA approval, we will receive an 8.25% percent-of-sales royalty over the five-year service period followed by a three percent royalty over the subsequent three years. On September 29, 2003, Lilly received an approvable letter for CymbaltaTM from the FDA (Lilly received an initial approvable letter for CymbaltaTM in September 2002) indicating that approval was contingent upon resolution of manufacturing issues, a pre-approval site inspection at its Indianapolis dry products facility, and the completion of label negotiations. The agency later informed Lilly that its Indianapolis facilities had reached a level of current GMP compliance that would allow for pre-approval inspections as deemed necessary. Furthermore, the FDA has indicated that it does not currently believe a pre-approval site inspection will be required for CymbaltaTM, however a pre-approval site inspection remains at the discretion of the FDA. Final FDA approval for CymbaltaTM is now contingent upon completion of label negotiations. The FDA also is reviewing a serious adverse event resulting from a patient’s suicide in February 2004 while participating in a follow-up Phase I study related to Lilly’s application for the drug to treat stress-induced urinary incontinence. Lilly has indicated that, based on what is known so far, it does not believe the subject’s death is related to her participation in the study and has stated that it still anticipates U.S. approval of CymbaltaTM will occur in the summer of 2004.

•	In July 2002, we entered into a series of agreements with Columbia Laboratories, Inc. to assist them in the U.S. commercialization of the following women’s health products: ProchieveTM 8%, ProchieveTM 4%, Advantage-S® and RepHreshTM Vaginal Gel. Under the terms of these agreements, we purchased shares of Columbia common stock. We have paid Columbia an aggregate of $4.5 million in exchange for royalties on the sales of the four Columbia products for a five-year period beginning in the first quarter of 2003. In addition we will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. During January 2004, we restructured the sales force agreement to allow for an accelerated transfer of responsibility to Columbia.

•	In December 2002, we entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of the agreement, we acquired the marketing and distribution rights to one of the products and entered into a distribution agreement for the other product.

•	In March 2003, we entered into an additional agreement with Columbia to assist them in the commercialization of StriantTM, Columbia’s testosterone buccal bioadhesive product, in the United

States. We have paid Columbia an aggregate of $12.0 million of a total $15.0 million in exchange for royalties on the sales of StriantTM for a seven-year period beginning in the third quarter of 2003. In addition we will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. During January 2004, we restructured the sales force agreement to allow for an accelerated transfer of responsibility to Columbia.

•	In July 2003, we entered into a new agreement with CV Therapeutics, Inc. that superceded our prior agreement. Under the terms of the July 2003 agreement, all rights to RanexaTM reverted back to CV Therapeutics and CV Therapeutics will owe us no royalty payments. Under the July 2003 agreement, we received 200,000 warrants to purchase shares of CV Therapeutics common stock at $32.93 per share during the five-year term commencing July 9, 2003. CV Therapeutics also is obligated to purchase from us, within six months of the approval of RanexaTM, services of at least $10 million in aggregate value or to pay us a lump sum amount equal to 10% of any shortfall from $10 million in purchased services.

•	In February 2004, we entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and U.S. launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product is a multi-hundred million dollar per year product. Under the agreement, we will provide up to $90 million of development and commercialization services for the new and existing products. Our customer has agreed that at least $67.5 million of those services will be performed by our affiliates, at agreed upon rates. The customer, though, may direct us to use third parties to perform up to $22.5 million of the $90 million of services. The agreement contains quarterly limits on our service obligations with a maximum of $10 million of services in any quarter. Our service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new product, we are obligated to provide no more than $57.5 million in services. In return for performing our obligations, we will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on U.S. net sales of the existing product and (2) beginning on the U.S. launch of the new product, a declining tiered royalty (beginning in the low teens) on U.S. net sales of the new product. Our royalty period under the agreement lasts for approximately 9 years; however, the agreement limits the amount of royalties we receive each year and also caps the aggregate amount of royalties we can receive under the agreement at $180 million. We will also receive a $20 million payment from the customer upon the U.S. launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, we may terminate our remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to us of the then-present value of its remaining expected royalties.

      We review many candidates for strategic alliances under our PharmaBio Development Group business models. In addition to the transactions already under way, we are continually evaluating new strategic possibilities, and we may enter into additional transactions in the future.

Informatics Offerings

      Prior to May 2002, we had a fourth business segment, consisting of our informatics services. Our informatics group provided a broad range of knowledge-rich products and services for use by the pharmaceutical, biotechnology, and medical and surgical device industries, and healthcare providers, payors and patients to improve the quality of care and to efficiently manage the delivery of care at multiple points along the continuum of healthcare delivery.

      In May 2002, we completed the formation of our healthcare informatics joint venture, Verispan, with McKesson. The joint venture is designed to leverage the operational strengths of the healthcare information businesses of each company. We are an equal co-owner with McKesson of a majority of the equity of Verispan. A minority portion of the equity in Verispan is owned or to be issued to key providers of de-identified healthcare data in exchange for the data. We contributed the net assets of our informatics group and funded $10.0 million to Verispan.

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

Customers and Marketing

      In order to coordinate the multiple contracts and service offerings we may have with each customer and leverage these into new business opportunities, we operate our business development efforts across our service offerings through integrated business development functions. These integrated business development functions direct the activities of business development personnel in each of our U.S. locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America. In each of the last four years, we provided services to all of the world’s 20 largest pharmaceutical companies and to many of the world’s leading biotechnology and smaller and mid-sized pharmaceutical companies.

      For the year ended December 31, 2003, approximately 37.3% of our net service revenue from external customers was attributed to operations in the United States and 62.7% to operations outside the United States. Please refer to the notes to our consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our foreign and domestic operations. Approximately 42.6%, 42.5%, and 41.1% of our net revenue was attributed to our clinical development services in 2003, 2002 and 2001, respectively; approximately 17.2%, 17.3% and 15.4% of our net revenue was attributed to our early development and laboratory services in 2003, 2002 and 2001, respectively; and approximately 23.9%, 25.8% and 32.6% of our net revenue was attributed to our commercialization services in 2003, 2002 and 2001, respectively. Neither our medical communications and consulting services, our commercial rights and royalties, nor our informatics services accounted for more than 10% of our net revenue in any of these years.

      In the past, we have derived, and may in the future derive, a significant portion of our service revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase; for example, Aventis S.A. accounted for approximately 11% of our consolidated net service revenue in each of 2002 and 2001. No single customer accounted for 10% of our consolidated net revenue for any 2003 periods presented herein.

Competition

      The market for our product development services is highly competitive, and we compete against traditional contract research organizations, or CROs, and the in-house research and development departments of pharmaceutical companies, as well as universities and teaching hospitals. Among the traditional CROs, there are several hundred small, limited-service providers, several medium-sized firms, and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger contract research providers for customers and acquisition candidates. Our primary CRO competitors include Covance Inc., PPD Inc., PAREXEL International Corporation and ICON plc. Competitive factors for product development services include:

•	previous experience,

•	medical and scientific experience in specific therapeutic areas,

•	the quality of contract research,

•	speed to completion,

•	the ability to organize and manage large-scale trials on a global basis,

•	the ability to manage large and complex medical databases,

•	the ability to provide statistical and regulatory services,

•	the ability to recruit investigators,

•	the ability to deploy and integrate information technology systems to improve the efficiency of contract research,

•	an international presence with strategically located facilities and

•	financial viability and price.

      In our commercial services segment, we compete against the in-house sales and marketing departments of pharmaceutical companies and other CSOs in each country in which we operate. We also compete against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Our primary CSO competitors in the United States include Ventiv Health, Inc. and PDI, Inc. Outside of the United States, we typically compete against single country or regionally-focused commercial service providers. The primary competitive factors affecting commercial services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price.

      Because our PharmaBio Development Group custom tailors its risk-based service solutions to meet our customers’ financial and strategic needs, it is more difficult to assess its potential competitors. Theoretically, a financing party could choose to provide such risk-based commercialization or development efforts, as does the PharmaBio Development Group. However, such a group would have to contract with third parties for the provision of services. We are aware that several commercial service firms, such as Ventiv Health, Inc. and PDI, Inc., have entered into risk-based commercialization transactions. Our PharmaBio Development Group has a large number of competitors for specialty pharmaceutical products. The key competitive factors for PharmaBio Development include access to capital, the quality of the services provided by our other business units in connection with PharmaBio Development’s transactions, and the ability to perform detailed and accurate scientific, strategic, and financial due diligence prior to completing transactions.

      Competitors for our informatics services included IMS Health Incorporated and NDC Health Corporation.

      Notwithstanding all these competitive factors, we believe that the synergies arising from integrating product development services with commercial services, supported by global operations and information technology differentiate us from our competitors.

Employees

      As of January 31, 2004, we had approximately 15,991 full-time equivalent employees, comprised of approximately 5,379 in the Americas, 8,387 in Europe and Africa and 2,225 in the Asia-Pacific region. As of January 31, 2004, our Product Development Group had 9,254 full-time equivalent employees, our Commercial Services Group had 6,027 full-time equivalent employees, and our PharmaBio Development Group had 136 full-time equivalent employees. In addition, 574 full-time equivalent employees were in our centralized operations/corporate office.

Backlog Reporting

      We report backlog based on anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract or otherwise. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2003, backlog was approximately $1.9 billion, as compared to approximately $1.7 billion at December 31, 2002. The backlog at December 31, 2003 and 2002 includes approximately $28.8 million and $87.0 million, respectively, of backlog related to services contracted from our service groups, primarily commercialization, in connection with the strategic alliances forged by our PharmaBio Development Group. Backlog does not include any product revenues, royalties or commissions related to our commercial rights.

      We believe that backlog may not be a consistent indicator of future results because it has been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can change during the course of a project. If our product revenues, royalties and commissions related to our commercial rights increase, an increasing proportion of our revenues will not be reflected in our reported backlog.

Potential Liability

      In conjunction with our product development services, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers in those clinical trials. Such testing creates risk of liability for personal injury to or death of participants, particularly to participants with life-threatening illnesses, resulting from adverse reactions to the drugs administered. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials.

      As a result of our Phase I clinical trial facilities, we could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for injury, errors or omissions or breach of contract if one of our labs inaccurately reports or fails to report lab results, or if direct or indirect contact with a patient or clinical trial participant causes harm. We believe that some of our risks are reduced by one or more of the following: (1) indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with customers and investigators, (2) insurance maintained by customers and investigators and by us and (3) various regulatory requirements, including the use of institutional review boards and the procurement of each participant’s informed consent to participate in the study. The contractual indemnifications generally do not fully protect us against certain of our own actions such as negligence. Contractual arrangements are subject to negotiation with customers and the terms and scope of any indemnification or limitation or exclusion of liability may vary from customer to customer and from contract to contract. Additionally, financial performance of these indemnities is not secured. We do, however, seek to ensure through the contracting process that our customers and vendors are contractually obliged to carry certain minimum amounts of applicable liability insurance and provide evidence of insurance upon request or prior to commencement of work. Because of the volume of contracts and geographic breadth of operations, it is not always possible to obtain such certificates of insurance nor do we have ability to confirm that such insurance remains in place or whether it may have been reduced in the aggregate by ongoing claims. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations.

      We maintain professional liability insurance that covers our worldwide operations in the countries in which we currently do business. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or for which coverage is not provided by our insurance program. For example, we are among the defendants in a purported class action by participants in an Alzheimer’s study seeking to hold us liable for alleged damages to the participants arising from the study, since settled by the parties subject to court approval. Our insurance carrier to whom we paid premiums to cover this type of risk has since filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from the Alzheimer’s study litigation, which were the only claims outstanding under the policies. We believe both of these claims of our insurance carrier are without merit and intend to contest them vigorously. Please refer to Item 3 of this Form 10-K for a description of our legal proceedings.

      Our rights to commercialize and sell certain pharmaceutical products also expose us to potential liabilities typically associated with pharmaceutical companies. For example, we could face product liability claims in the event users of any of the products we market or distribute now, or in the future, experience negative reactions or adverse side effects or in the event any of these products causes injury or death, is found to be unsuitable for its intended purpose or is otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell. These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product rights we may acquire in the future. For example, as a result of our decision to outsource the manufacturing and distribution of SolarazeTM, we are unable to directly monitor quality control in the manufacturing and distribution processes other than through periodic audits that we conduct of the manufacturer and distributor.

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

Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as the FDA and the European Medicines Evaluation Agency, or EMEA. By way of example, these regulations include the FDA’s regulations on electronic records and signatures (21 CFR Part 11) which set out requirements for data in electronic format regarding submissions made to the FDA, and the EMEA’s Note For Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.”

      We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the EMEA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” All clinical trials (other than those defined as “non-international”) to be submitted to the EMEA must meet the requirements of the ICH — GCP. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region and in Latin America have developed standard operating procedures in accordance with their local requirements and in harmony with our North American and European operations.

      Our commercial services are subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the qualifications of sales representatives and the use of healthcare professionals in sales functions. In the United States, our commercial services are subject to the Prescription Drug Marketing Act, or PDMA, with regard to the distribution of drug samples. In the United Kingdom, they are subject to the Association of the British Pharmaceutical Industry Code of Practice for the Pharmaceutical Industry, which prescribes, among other things, an examination that must be passed by sales representatives within two years of their assuming or beginning employment. We follow similar regulations currently in effect in the other countries where we offer commercial services.

      Our U.S. laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our U.S. laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Companies holding or distributing controlled substances are subject to regulation by the United States Drug Enforcement Agency, or DEA. For example, accounting for controlled substances is subject to regulation by the DEA. Some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs, which was resolved to the DEA’s satisfaction by our providing a corrected accounting of these drugs to the DEA. Since the inspection, we have reviewed and strengthened our procedures relating to the handling, storage and record keeping for controlled drugs. These new procedures have been reviewed at our request by a reputed firm of independent experts. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country. Our laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees.

      Moreover, from time to time, including the present, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. In these situations, we often have provided services to our customers with respect to the trials and programs being investigated, and we are called upon to respond to requests for information by these authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. For example, our customer Biovail Corporation recently became the subject of government inquiries relating to the Cardizem LA P.L.A.C.E., late phase clinical program, and has asserted publicly that we have warranted that this program complies with all laws and regulations, to which we have taken exception. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties.

      In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, certain employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply with such laws could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

      Our disease management and healthcare information management services relate to the diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are heavily regulated. Legislation has been proposed at both the state and federal levels that may require us to implement security measures that could involve substantial expenditures or limit our ability to offer some of our products and services. In addition, privacy legislation in non-U.S. jurisdictions could have a limiting effect on some of our services, including, for example, the European Data Protection Directive, the Directive, which applies in each member state of the European Union, or EU. The Directive seeks to protect the personal data of individuals and, among other things, places restrictions on the manner in which such personal data can be collected, processed and disclosed and the purposes for which such data can be used.

      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, that is healthcare providers, health plans and healthcare clearinghouses. The U.S. law instructs the Secretary of the Department of Health and Human Services, or HHS, to promulgate regulations implementing these standards in the United States.

      On December 28, 2000, the Secretary issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations, as amended on August 14, 2002, generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals’ rights, (b) the uses and disclosure of protected health information by the covered entity, and (c) the methods permissible for de-identification of health information. The final rule had an effective date of April 14, 2001 and a compliance date of April 14, 2003. The final regulation for the HIPAA security standards was issued by HHS on February 20, 2003.

      We are not a “covered entity” under the HIPAA Standards for Privacy of Individually Identifiable Health Information (also known as the HIPAA Privacy Rule). We do receive identifiable health information from various sources, including from investigators on research studies who are covered entities or who are employed by covered entities. In order for covered entities to disclose identifiable health information to us for research purposes, there must be an applicable permission from the research participant or an exception under the HIPAA Privacy Rule. Depending on the facts, the possible permissions include where a research participant signs an authorization for research; an institutional review board waives the authorization requirement; the review of the information is conducted under specific conditions preparatory to research or with respect to decedents or other exception; or the information is stripped of direct identifiers and is disclosed to us pursuant to a limited use agreement. Covered entities may also provide “deidentified” health information to us. We are engaged in ongoing communications with HIPAA covered entities from whom we receive identifiable health information with respect to coordination of disclosure of such information to us and the covered entities’ compliance with the HIPAA Privacy Rule. Based on our communications with our investigators and other covered entities from whom we receive identifiable health information, we believe that we will continue to be able to obtain such information, consistent with requirements of the Privacy Rule. However, if the covered entities do not understand the permissions for disclosure of information for research purposes, it is possible that they could object to providing identifiable health information to us, which could have an adverse effect on our ability to obtain such information in a timely manner for our business operations relating to research.

      The impact of such legislation and regulations relating to identifiable health information in the United States cannot be predicted. Other countries have or are in the process of putting privacy laws into place affecting similar areas of our business. For instance, the Directive applies standards for the protection of all personal data, not just health information, in the EU and requires the EU member states to enact national laws implementing the Directive. Such legislation or regulations could materially affect our business.

      Various aspects of the U.S. Medicare program may also apply to certain drug and device research and marketing practices. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, or the Anti-Fraud and Abuse Law, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General, or OIG, to enforce compliance with the statute, as amended. The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. For example, the Anti-Fraud and Abuse Law prohibits the use of research grants or clinical trials if the purpose is to induce the purchase or prescription of products or services paid for by Medicare or Medicaid, rather than the collection of research data. A violation of the statute may result in criminal and/or civil penalties, including exclusion from the Medicare program, even if no criminal prosecution is initiated.

      HHS has issued regulations from time to time setting forth so-called “safe harbors,” which would protect certain limited types or arrangements from prosecution under the statute. To date, twenty-one final safe harbors have been developed. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is per se in violation of the Anti-Fraud and Abuse Law. Nevertheless, if an arrangement implicates the Anti-Fraud and Abuse Law and no safe harbor is available, we risk greater scrutiny from OIG and, potentially, civil and/or criminal sanctions. Federal law also provides for minimum periods of exclusion from federal and state healthcare programs for certain offenses and frauds.

      In addition to the Anti-Fraud and Abuse Law, the federal Civil False Claims Act may apply to certain drug and device research and marketing practices. The Civil False Claims Act prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the Civil False Claims Act can result in significant monetary penalties. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of healthcare providers, suppliers and drug and device manufacturers throughout the country for a wide variety of drug and device marketing and research practices, and has obtained multi-million dollar settlements. The government may continue to devote substantial resources toward investigating healthcare providers’, suppliers’ and drug and device manufacturers’ compliance with the Civil False Claims Act and other fraud and abuse laws.

Available Information

      We maintain a Web site at the address www.quintiles.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 2.	Properties

      As of February 16, 2004 we had approximately 110 offices located in 50 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving our product development group in Durham, North Carolina; Kansas City, Missouri; Smyrna, Georgia; Bracknell, England; Irene, South Africa; Tokyo, Japan; and Singapore. We also maintain substantial offices serving our commercial services group in Parsippany, New Jersey; Falls Church, Virginia; Hawthorne, New York; Bracknell, England; and Tokyo, Japan. We own facilities that serve our product development group in Lenexa, Kansas; Kansas City, Missouri; Riccarton, Scotland; Bathgate, Scotland; Glasgow, Scotland; Livingston, Scotland; Freiburg, Germany; and Pretoria, South Africa. We also own a facility in Gotenba City, Japan, which is subject to a mortgage, that serves our product development and commercial services groups. All of our other offices are leased. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

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

      On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in the class action lawsuit filed on January 26, 2001 and described above and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON

Risk Services in the United States District Court for the Middle District of North Carolina. We believe the allegations made by Federal and Chubb are without merit and are defending this case vigorously.

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by certain of our shareholders seeking to enjoin the consummation of the initial transaction proposed by Pharma Services (a company among whom the controllers is Dennis Gillings) to acquire all of our outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits named as defendants Dr. Gillings, other members of our board of directors, us and, in some cases Pharma Services. The complaints alleged, among other things, a breach of fiduciary duties by the directors with respect to the proposal. The complaints sought to enjoin the transaction proposed by Pharma Services, and the plaintiffs sought to recover damages. On November 11, 2002, a special committee of our board of directors announced its rejection of the proposal by Pharma Services and its intention to investigate strategic alternatives available to us for purposes of enhancing shareholder value, including the possibility of a sale and alternatives that would keep us independent and publicly owned. On January 6, 2003, the North Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until we provided notice of a change-of-control transaction.

      On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until we provide the notice contemplated by the Case Management Order. On April 10, 2003, our board of directors approved a merger agreement with Pharma Services which provided for payment to our shareholders of $14.50 per share in cash. On June 25, 2003, counsel for the parties signed a Memorandum of Understanding, in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all defendants including us and our board of directors. On August 28, 2003, lead counsel for the plaintiffs and counsel for the defendants executed a formal Stipulation and Agreement of Compromise, Settlement and Release, referred to as the Stipulation of Settlement. On August 29, 2003, the Court entered an Order for Notice and Hearing on Settlement of Class Action, or the Order for Notice, and a Notice of Pendency of Class Action, Preliminary and Proposed Class Action Certification, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear, or the Class Notice. The Class Notice set a hearing date of October 10, 2003, the Settlement Hearing, to determine whether the Court should approve the settlement as fair, adequate and in the best interest of the settlement class, end the action, and to consider other matters including a request by plaintiffs’ counsel for attorneys’ fees and reimbursement of costs, in an amount not to exceed a total of $450,000. In accordance with the terms of the Order of Notice, we mailed the Class Notice to the record holders of our common stock and options, as of the record date of August 19, 2003. A special meeting of the shareholders was held September 25, 2003, at which time the shareholders approved the proposed transaction and the merger was consummated. On October 10, 2003, the Court certified a class for purposes of the settlement, approved the settlement as fair and reasonable and entered an Order and Final Judgment dismissing the lawsuit with prejudice. The Court also awarded plaintiff’s counsel $450,000 in attorneys’ fees and costs, which have been paid pursuant to the terms of the settlement. No other payments are required from us or any other party under the terms of the settlement and the Court’s Order.

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

Market Prices

      There is no established public trading market for our common stock. We are an indirect wholly-owned subsidiary of Pharma Services. Our common stock was traded on The Nasdaq Stock Market under the symbol “QTRN” until the Pharma Services transaction. The following table shows, for the periods indicated through the date of the Pharma Services transaction, the high and low sale prices per share on The Nasdaq Stock Market, based on published financial sources.

Calendar Period	High	Low

Quarter ended March 31, 2002	$19.300	$14.680
Quarter ended June 30, 2002	17.700	11.300
Quarter ended September 30, 2002	12.457	8.350
Quarter ended December 31, 2002	12.360	7.650
Quarter ended March 31, 2003	13.210	11.990
Quarter ended June 30, 2003	14.250	12.190
July 1, 2003 through September 25, 2003	$14.490	$13.660

Dividend Policies

      Prior to the Pharma Services transaction, we had not declared or paid any cash dividends on our common stock. Following the Pharma Services transaction, our senior secured credit facility and the indenture governing our 10% senior subordinated notes place significant restrictions on our ability to pay dividends on our common stock. In compliance with these restrictions, we intend to pay dividends in an amount necessary, not to exceed $5,000,000 per year, to pay the general corporate and overhead expenses of Pharma Services and Intermediate Holding. We also intend to pay dividends in the amounts necessary, not to exceed $5,000,000 per year, for Pharma Services to exercise applicable stock repurchase rights under the Pharma Services Holding, Inc. Stock Incentive Plan, or the Pharma Services Plan.

Recent Sales of Unregistered Securities

      Not applicable.

Item 6.	Selected Consolidated Financial Data

      The selected Consolidated Statement of Operations Data set forth below for the periods from January 1, 2003 through September 25, 2003 and September 26, 2003 through December 31, 2003 and for each of the years in the two-year period ended December 31, 2002 and the Consolidated Balance Sheet Data set forth below as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 31, 2000 and 1999, and the Consolidated Balance Sheet Data set forth below as of December 31, 2001, 2000 and 1999 are derived from our consolidated financial statements not included herein. During 2000, we completed the sale of our electronic data interchange unit, ENVOY, and as such the results of ENVOY, for all periods presented, have been reported separately as a discontinued operation in the consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	September 26,	January 1,
	2003 through	2003 through	Year ended December 31,
	December 31,	September 25,
	2003	2003	2002	2001	2000	1999

	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor

	(In thousands, except per share data)
Gross revenues	$547,165	$1,498,822	$1,992,409	$1,883,912	$1,871,077	$1,830,365
Income (loss) from continuing operations before income taxes	3,395	65,341	123,660	(262,496)	(51,005)	115,910
Income (loss) from continuing operations	(7,427)	37,161	81,664	(175,873)	(34,174)	73,168
Income (loss) from discontinued operation, net of income taxes	—	—	—	—	16,770	36,123
Extraordinary gain from sale of discontinued operation, net of income taxes	—	—	—	142,030	436,327	—
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	45,659	—	—	—
Net (loss) income available for common shareholders	$(7,427)	$37,161	$127,323	$(33,843)	$418,923	$109,291

Basic net (loss) income per share:
(Loss) income from continuing operation	$(0.06)	$0.31	$0.69	$(1.49)	$(0.29)	$0.64
Income from discontinued operation	—	—	—	—	0.14	0.32
Extraordinary gain from sale of discontinued operation	—	—	—	1.20	3.76	—
Cumulative effect of change in accounting principle	—	—	0.39	—	—	—

Basic net (loss) income per share	$(0.06)	$0.31	$1.08	$(0.29)	$3.61	$0.96

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.31	$0.69	$(1.49)	$(0.29)	$0.63
Income from discontinued operation	—	—	—	—	0.14	0.31
Extraordinary gain from sale of discontinued operation	—	—	—	1.20	3.76	—
Cumulative effect of change in accounting principle	—	—	0.39	—	—	—

Diluted net (loss) income per share	$(0.06)	$0.31	$1.07	$(0.29)	$3.61	$0.94

Weighted average shares outstanding:
Basic	125,000	118,358	118,135	118,223	115,968	113,525
Diluted	125,000	119,050	118,458	118,223	115,968	115,687

	As of December 31,

	2003	2002	2001	2000	1999

	Successor	Predecessor	Predecessor	Predecessor	Predecessor

	(In thousands, except employee data)
Cash and cash equivalents	$375,163	$644,284	$565,063	$330,214	$191,653
Working capital, excluding discontinued operation	133,462	568,473	617,552	308,684	78,039
Total assets	1,992,711	2,054,195	1,853,794	1,961,578	1,607,565
Long-term debt and capital leases including current portion	794,314	40,574	37,866	38,992	185,765
Shareholders’ equity	$535,098	$1,598,386	$1,455,088	$1,404,706	$991,759
Full-time equivalent employees	15,662	15,801	17,639	18,060	20,496

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

      Quintiles Transnational Corp. helps improve healthcare worldwide by providing a broad range of professional services, information and partnering solutions to the pharmaceutical, biotechnology and healthcare industries. Based on our competitors’ press releases and public filings with the SEC, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2003 gross revenues. The revenues of the second largest company were approximately $1.07 billion less than our 2003 revenues.

      On April 10, 2003, following the unanimous recommendation of a special committee of independent directors, our Board of Directors approved a merger transaction with Pharma Services for our public shareholders to receive $14.50 per share in cash. In order to finance the Pharma Services transaction, Pharma Services sold equity units consisting of preferred and common stock for $390.5 million. In addition, we entered into a secured credit facility which consists of a $310.0 million principal senior term loan and a $75.0 million revolving loan facility. We also issued $450.0 million principal amount of 10% senior subordinated notes due 2013. Pharma Services also used approximately $558.3 million of our existing cash to fund the Pharma Services transaction.

      The Pharma Services transaction was completed on September 25, 2003, after receiving regulatory and shareholder approval. As a result of the Pharma Services transaction, Pharma Services Acquisition Corp., a subsidiary of Pharma Services, was merged with and into us, and, we as the surviving corporation, became an indirect wholly owned subsidiary of Pharma Services. Consequently, our results of operations, financial position and cash flows prior to the date of the Pharma Services transaction are presented as the “predecessor.” The financial effects of the Pharma Services transaction and our results of operations, financial position and cash flows as the surviving corporation following the Pharma Services transaction are presented as the “successor.” To clarify and emphasize that the successor company has been presented on an entirely new basis of accounting, we have separated predecessor and successor operations with a vertical black line, where appropriate.

Results of Operations

      In accordance with generally accepted accounting principles in the United States, or GAAP, our predecessor results have not been aggregated with our successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2003. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2003 in comparison with the twelve months ended December 31, 2002, we present and discuss our predecessor results and our successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the predecessor and successor results.

      Below is a reconciliation of the combined results for the year ended December 31, 2003:

	September 26, 2003	January 1, 2003
	through	through	Year ended
	December 31, 2003	September 25, 2003	December 31, 2003

	Successor	Predecessor	Combined
Gross revenues	$547,165	$1,498,822	$2,045,987
Costs, expenses and other:
Costs of revenues	375,598	997,822	1,373,420
General and administrative	154,688	397,318	552,006
Interest (income) expense, net	15,890	(10,374)	5,516
Other (income) expense, net	(2,406)	(5,433)	(7,839)
Transaction and restructuring	—	54,148	54,148

	543,770	1,433,481	1,977,251

Income (loss) before income taxes	3,395	65,341	68,736
Income tax expense (benefit)	10,712	28,184	38,896

Income (loss) before equity in earnings of unconsolidated affiliates and other	(7,317)	37,157	29,840
Equity in earnings of unconsolidated affiliates and other	(110)	4	(106)

Net (loss) income	$(7,427)	$37,161	$29,734

      Below is a reconciliation of the results by segment on a combined basis for the year ended December 31, 2003:

	September 26, 2003	January 1, 2003
	through	through	Year ended
	December 31, 2003	September 25, 2003	December 31, 2003

	Successor	Predecessor	Combined
Net revenues:
Product development	$270,247	$734,729	$1,004,976
Commercial services	141,163	392,050	533,213
PharmaBio Development	49,958	133,137	183,095
Eliminations	(10,458)	(29,777)	(40,235)

	$450,910	$1,230,139	$1,681,049

Contribution:
Product development	$141,046	$375,125	$516,171
Commercial services	55,353	142,144	197,497
PharmaBio Development	9,736	43,001	52,737

	$206,135	$560,270	$766,405

      Below is a reconciliation of certain items of the combined statement of cash flows for the year ended December 31, 2003:

	September 26, 2003	January 1, 2003
	through	through	Year ended
	December 31, 2003	September 25, 2003	December 31, 2003

	Successor	Predecessor	Combined
Net cash provided by operating activities	$105,615	$169,869	$275,484

Investing activities:
Acquisition of property, equipment and software	(14,894)	(39,682)	(54,576)
Repurchase of common stock in Transaction	(1,617,567)	—	(1,617,567)
Payment of transaction costs in Transaction	(64,734)	(2,896)	(67,630)
Acquisition of businesses, net of cash acquired	(3,363)	(1,379)	(4,742)
Acquisition of intangible assets	—	(4,519)	(4,519)
Acquisition of commercial rights and royalties	(3,000)	(17,710)	(20,710)
Proceeds from disposition of property and equipment	1,960	6,219	8,179
Proceeds from (purchases of) debt securities, net	(886)	25,267	24,381
Purchases of equity securities and other investments	(6,020)	(10,830)	(16,850)
Proceeds from sale of equity securities and other investments	7,633	61,926	69,559

Net cash used in (provided by) investing activities	(1,700,871)	16,396	(1,684,475)

Financing activities:
Borrowings, net of costs, in Transaction	733,433	—	733,433
Capital contribution in Transaction	390,549	—	390,549
Principal payments on credit arrangements, net	(5,647)	(13,219)	(18,866)
Issuance of common stock (predecessor)	—	7,042	7,042

Net cash provided by (used in) financing activities	1,118,335	(6,177)	1,112,158

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Gross Revenues. Gross revenues for the year ended December 31, 2003 were $2.05 billion versus $1.99 billion for the year ended December 31, 2002. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	2003	2002

Service revenues	$1,862,892	$1,868,324
Less: reimbursed service costs	364,938	399,650

Net service revenues	1,497,954	1,468,674
Commercial rights and royalties	152,162	110,381
Investments	30,933	13,704

Total net revenues	$1,681,049	$1,592,759

Reimbursed service costs	364,938	399,650

Gross revenues	$2,045,987	$1,992,409

•	Service Revenues. Service revenues were $1.86 billion for 2003 compared to $1.87 billion for 2002. Service revenues less reimbursed service costs, or net service revenues, for 2003 were $1.50 billion, an increase of $29.3 million or 2.0% over net service revenues of $1.47 billion in 2002. Included in net service revenues for 2002 was $20.3 million from our informatics group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for 2003. Net service revenues for 2003 were positively impacted by approximately $98.7 million due to the effect of the weakening of the U.S. Dollar relative to the euro, the British pound, the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $44.3 million or 23.0% to $237.5 million, which was positively impacted by approximately $17.8 million due to the effect of foreign currency fluctuations. Net service revenues decreased $2.0 million or (0.3%) to $656.7 million in the Europe and Africa region, although they were positively impacted by $80.0 million due to the effect of foreign currency fluctuations. During 2003, our commercial services group experienced difficult business conditions due to the under-utilization of its syndicated sales forces in primarily two markets, the United Kingdom and France. Net service revenues decreased $13.1 million or (2.1%) to $603.7 million in the Americas primarily as a result of increased competition in the product development group and a decrease in commercial services provided under our PharmaBio contracts during 2003.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2003 were $152.2 million, an increase of $41.8 million over 2002 commercial rights and royalties revenues of $110.4 million. Commercial rights and royalties revenues were positively impacted by approximately $14.6 million due to the effect of foreign currency fluctuations related to the weakening of the U.S. Dollar relative to the euro. Commercial rights and royalties revenues for 2003 were reduced by approximately $3.5 million versus $19.8 million for 2002, for payments made by us to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $41.8 million increase in commercial rights and royalties revenues is primarily the result of (1) our March 2002 acquisition of certain assets of Bioglan Pharma, Inc., or Bioglan, and its successful launch of dermatology products which contributed approximately $53.2 million of revenues for 2003 versus $22.4 million for 2002, (2) our contracts with Kos and Columbia, which contributed approximately $36.9 million of revenues for 2003 versus $22.3 million for 2002, and (3) our contracts in Europe with two large pharmaceutical customers which contributed approximately $40.4 million of revenues for 2003 versus $18.9 million for 2002. These increases were partially offset by a reduction in revenue of approximately $25.6 million as a result of the completion of the services portion of our Scios, Inc., or Scios, contract during the fourth quarter of 2002. For 2003, approximately 34.9% of our commercial rights and royalties revenues was attributable to our suite of dermatology products, approximately 26.6% was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 24.2% was attributable to our contracts with Kos and Columbia, approximately 10.5% was attributable to the termination of the Scios contract, and the remaining 3.8% was attributable to miscellaneous contracts and activities.

•	Investment Revenues. Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of our direct and indirect investments, were $30.9 million for 2003 versus $13.7 million for 2002. Investment revenues for 2003 included $23.6 million of gain on the sale of equity investments in Triangle Pharmaceuticals, Inc., or Triangle, The Medicines Company and CV Therapeutics, and a $12.1 million gain on warrants to acquire 700,000 shares of Scios as a result of the acquisition of Scios by Johnson & Johnson, Inc. During 2003 and 2002, we recognized $11.8 million and $4.3 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Cost of Revenues. Costs of revenues were $1.37 billion in both 2003 and 2002. Below is a summary of these costs (in thousands):

	2003	2002

Reimbursed service costs	$364,938	$399,650
Service costs	784,286	775,447
Commercial rights and royalties costs	130,358	106,146
Investment costs	—	320
Depreciation and amortization	93,838	86,148

	$1,373,420	$1,367,711

•	Reimbursed Service Costs. Reimbursed service costs were $364.9 million and $399.7 million for 2003 and 2002, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $784.3 million or 52.4% of 2003 net service revenues versus $775.4 million or 52.8% of 2002 net service revenues. Service costs were negatively impacted by approximately $52.3 million from the effect of foreign currency fluctuations. Bonus expense included in service costs increased approximately $3.2 million in 2003 as compared to 2002 as a result of our migration to a cash-based incentive program for our employees. The reduction in service costs, as a percentage of net service revenues, is primarily a result of the residual effect of our process enhancements and cost reduction efforts.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $130.4 million for 2003 versus $106.1 million for 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $40.2 million for 2003 and $54.5 million for 2002. The year 2003 includes twelve months of expenses of our Bioglan operations, which we acquired in March 2002, and approximately $7.6 million of expenses relating to CymbaltaTM, as well as the costs related to the launch and marketing of SolarazeTM and ADOXATM and our contracts in Europe with two large pharmaceutical customers.

•	Investment Costs. Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development group’s financing arrangements, were $320,000 in 2002.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $93.8 million for 2003 versus $86.1 million for 2002. Amortization expense increased approximately $14.3 million as a result of the amortization of the identifiable intangible assets with finite lives that was recorded in connection with the Pharma Services transaction. This increase was partially offset by a decrease in depreciation expense of approximately $6.7 million primarily resulting from the transfer of our informatics group to Verispan.

      General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $552.0 million or 32.8% of total net revenues in 2003 versus $508.1 million or 31.9% of total net revenues in 2002. General and administrative expenses increased approximately $43.9 million primarily due to a negative impact of approximately $34.9 million as a result of the effect of foreign currency fluctuations and a $4.0 million increase in expenses associated with changes to our employee cash-based incentive program. These increases offset the reduction of approximately $8.6 million due to the transfer of our informatics group into the Verispan joint venture.

      Interest income increased slightly in 2003 to $16.9 million as compared to $16.7 million in 2002.

      Interest expense was $22.4 million in 2003 as compared to $2.6 million in 2002. The increase is a result of the interest on the debt we incurred at the end of September, 2003, totaling approximately $760.0 million, to fund the Pharma Services transaction.

      Other income was $7.8 million in 2003 versus other expense of $3.8 million in 2002. Included in 2003 were approximately $6.4 million in foreign currency translation gains compared to $5.2 million in 2002. Included in 2002 are approximately $2.7 million of expenses associated with the formation of the Verispan joint venture.

      We recognized $54.l million of transaction expenses and restructuring charges in 2003 as compared to $3.4 million during 2002. These amounts included $48.7 million and $3.4 million of transaction related expenses including expenses of the special committee of our Board of Directors and its financial and legal advisors during 2003 and 2002, respectively. In addition, 2003 included a $5.5 million restructuring charge. During the third quarter of 2003, in connection with the Pharma Services transaction, we reviewed our estimates of the restructuring plans adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The increase in exit costs was due to several factors including: (1) an increase in our estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate our obligations under those leases brought about by prolonged stagnant conditions in local real estate markets. The decrease in severance payments was a result of an increase in the number of actual voluntary employee terminations beyond our estimates.

      Income before income taxes was $68.7 million or 4.1% of total net revenues for 2003 versus $123.7 million or 7.8% of total net revenues for 2002.

      The effective income tax rate was 56.6% for 2003 (on a combined basis) versus 33.5% for 2002. Our effective income tax rate for the period from January 1, 2003 through September 25, 2003 was 43.1% due to the negative impact of transaction related expenses which are not deductible for income tax purposes. Our effective income tax rate for the period from September 26, 2003 through December 31, 2003 was 315.5%. Our effective income tax rate was negatively impacted by providing deferred income taxes on earnings of our foreign subsidiaries and transaction related expenses which were not deductible for income tax purposes. Due to the Pharma Services transaction, we no longer consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, in connection with recording the Pharma Services transaction, we provided a deferred income tax liability related to those undistributed earnings. Since we conduct operations on a global basis, our effective income tax rate may vary. See “Income Taxes.”

      During 2003 and 2002, respectively, we recognized ($106,000) and ($569,000) of earnings (losses) from equity in unconsolidated affiliates and other, which represents our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan’s net income (loss), net of a minority interest in a consolidated subsidiary.

      Effective January 2002, we changed our method for calculating deferred income taxes related to our multi-jurisdictional tax transactions. Under the previous method, we followed an incremental approach to measuring the deferred income tax benefit of our multi-jurisdictional transactions. Under this approach, we considered the income tax benefit from the step-up in tax basis, net of any potential incremental foreign income tax consequences determined by projecting taxable income, foreign source income, foreign tax credit provisions and the interplay of these items among and between their respective tax jurisdictions, based on different levels of intercompany foreign debt. Under the new method, we record deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. We believe the new method has become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. In order to effect this change, we recorded a cumulative effect adjustment of $45.7 million in 2002 which represents the reversal of the valuation allowance related to deferred income taxes on these multi-jurisdictional income tax transactions.

      Net income was $29.7 million for 2003 versus $127.3 million for 2002.

Analysis by Segment:

      The following table summarizes the operating activities for our reportable segments for the years ended December 31, 2003 and 2002, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues				Contribution

						% of Net		% of Net
	2003		2002	Growth %	2003	Revenues	2002	Revenues

Product Development	$	l,005.0	$944.9	6.4%	$516.2	51.4%	$477.5	50.5%
Commercial Services		533.2	558.0	(4.4)	197.5	37.0	207.7	37.2
PharmaBio Development		183.1	124.1	47.6	52.7	28.8	17.6	14.2
Informatics		—	20.3	(100.0)	—	—	8.0	39.4
Eliminations		(40.2)	(54.5)	(26.2)	—	—	—	—

		$1,681.0	$1,592.8	5.5%	$766.4	45.6%	$710.8	44.6%

      Product Development Group. Net service revenues for the Product Development Group were $1.01 billion for 2003 compared to $944.9 million for 2002. Net services revenues for 2003 were positively impacted by approximately $62.0 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $16.0 million or 16.3% to $114.2 million including a positive impact of approximately $8.4 million due to the effect of foreign currency fluctuations. Net service revenues increased $55.8 million or 14.7% to $435.8 million in the Europe and Africa region primarily as a result of the positive impact of approximately $52.0 million due to the effect of foreign currency fluctuations. Net service revenues decreased $11.6 million or (2.5%) to $455.0 million in the Americas region including a positive impact of approximately $1.6 million due to the effect of the strengthening U.S. dollar relative to the Canadian dollar, primarily as a result of increased competition.

      Contribution for the Product Development Group was $516.2 million for 2003 compared to $477.5 million for 2002. As a percentage of net service revenues, contribution margin was 51.4% for 2003 compared to 50.5% for 2002. Our Product Development Group experiences slight fluctuations in contribution as a percent of net service revenues from period to period as a result of executed contract scope changes and the timing of project expenses for which revenue is not recognized, such as start-up or setup costs. We believe this group has realized most of the efficiencies that we originally set out to achieve from the prior years’ restructurings.

      Commercial Services Group. Net service revenues for the Commercial Services Group were $533.2 million for 2003 compared to $558.0 million for 2002. Net service revenues for 2003 were positively impacted by approximately $37.9 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $29.1 million or 34.2% to $113.9 million, primarily as a result of a positive impact of foreign currency fluctuations. Net service revenues decreased $5.2 million or (2.2%) to $231.3 million in the Europe and Africa region, although it was positively impacted by $29.5 million due to the effect of foreign currency fluctuations. Difficult business conditions due to the under-utilization of our syndicated sales forces in primarily two of the markets, the United Kingdom and France, contributed to the decrease in net revenues for this region in 2003. Net service revenues decreased $48.7 million or (20.6%) to $188.0 million in the Americas region primarily as a result of a decrease in the services provided under our PharmaBio contracts during the year including the effect of the settlement of the services element of our contract with Scios.

      Contribution for the Commercial Services Group was $197.5 million for 2003 compared to $207.7 million for 2002. As a percentage of net service revenues, contribution margin was 37.0% for 2003 compared to 37.2% for 2002.

      PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $59.0 million during 2003 as compared to 2002 due to a $41.8 million increase in commercial rights and royalties revenues and a $17.2 million increase in investment revenues. Although distributor inventory levels for the products sold by our Bioglan business unit remained at normal levels at the end of 2003, we experienced significant fluctuations in the distributor purchasing patterns during the year. This variation resulted in increased commercial rights and royalties revenues during the first half of 2003, followed by reduced revenues in the third quarter, as the distributors normalized their inventory levels. The commercial rights and royalties costs increased approximately $24.2 million due to the following key factors: approximately $17.4 million of costs associated with the marketing of Solaraze™ and ADOXA™ during 2003 as compared to $9.3 million during 2002, approximately $7.6 million of expenses relating to Cymbalta™ and an increase of approximately $7.8 million of expenses relating to our risk-sharing contracts in Europe, including the 2003 termination of the contracts in Germany and Belgium. These increases were partially offset by a $25.7 million decrease in service costs provided by our Commercial Services Group resulting primarily from the termination of the services portion of our contract with Scios in the fourth quarter of 2002.

      The contribution for the PharmaBio Development Group increased by $35.1 million from 2002 to 2003. The commercial rights and royalties revenues (net of related costs) in 2003 increased the contribution of this group by approximately $17.6 million when compared to 2002 due to the successful launch of the dermatology products and the successful performance of our commercial rights and royalties contracts. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $7.6 million related to the Cymbalta™ contract for which no revenues are being recognized. Investment revenues (net of related costs) in 2003 increased the contribution of this group by approximately $17.5 million when compared to 2002.

      The informatics group was transferred into the Verispan joint venture in May 2002 and is no longer a segment in 2003.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

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

      Gross Revenues. Gross revenues for the year ended December 31, 2002 were $1.99 billion versus $1.88 billion for the year ended December 31, 2001. Below is a summary of revenues (in thousands):

	2002	2001

Service revenues	$1,868,324	$1,857,509
Less: reimbursed service costs	399,650	263,429

Net service revenues	1,468,674	1,594,080
Commercial rights and royalties	110,381	25,792
Investments	13,704	611

Total net revenues	$1,592,759	$1,620,483

Reimbursed service costs	399,650	263,429

Gross revenues	$1,992,409	$1,883,912

•	Services Revenues. Service revenues were $1.87 billion for 2002 compared to $1.86 billion for 2001. Net service revenues for 2002 were $1.47 billion, a decrease of $125.4 million or (7.9%) over net service revenues of $1.59 billion in 2001. Included in net service revenues for 2002 was $20.3 million from our informatics group as compared to $58.2 million from that group for 2001. Our informatics group was transferred to a joint venture during May 2002, therefore revenues for this group are not included in our net service revenues since the date of transfer. Net service revenues for 2002 were positively impacted by approximately $15.2 million due to the effect of foreign currency fluctuations. The positive foreign currency fluctuation due to the weakening of the U.S. Dollar relative to the euro and the British pound was partially offset by the strengthening of the U.S. Dollar relative to the South African Rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $29.4 million or 18.0% to $193.2 million, which was negatively impacted by $2.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $67.9 million or 11.5% to $658.7 million in the Europe and Africa region, which was positively impacted by $18.2 million due to the effect of foreign currency fluctuations. Net service revenues decreased $222.7 million or (26.5%) to $616.8 million in the Americas region primarily as a result of the decline in the commercial services group revenues.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues for 2002 were $110.4 million, an increase of $84.6 million over 2001 commercial rights and royalties revenues of $25.8 million. Commercial rights and royalties revenues were positively impacted by approximately $3.8 million due to the effect of foreign currency fluctuations related to the weakening of the U.S. Dollar relative to the euro. These revenues include products for which we acquired certain commercial rights, such as the dermatology products, SolarazeTM and ADOXATM. Commercial rights and royalties revenues for 2002 were reduced by approximately $19.8 million versus $8.1 million for 2001 for amortization of payments made by us to our customers. The 2001 amount reflects the Scios contract becoming operational in the third quarter of 2001. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $84.6 million increase in commercial rights and royalties revenues is primarily the result of (1) our 2002 acquisition of certain assets of Bioglan and its suite of dermatology products, which contributed approximately $22.4 million of 2002 revenues, (2) a new risk sharing contract in Europe with a large pharmaceutical customer which contributed approximately $18.9 million of 2002 revenues, and (3) our contracts with Scios and Kos, which contributed $61.3 million of 2002 revenues versus $12.9 million of 2001 revenues. These increases were partially offset by a decrease of approximately $5.1 million in the revenues attributable to miscellaneous contracts and activities.

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

•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements for 2002 were $13.7 million versus $611,000 for 2001. Included in 2002 and 2001 are $4.3 million and $14.0 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Cost of Revenues. Costs of revenues were $1.37 billion for 2002 versus $1.32 billion in 2001. Below is a summary of these costs (in thousands):

	2002	2001

Reimbursed service costs	$399,650	$263,429
Service costs	775,447	931,029
Commercial rights and royalties costs	106,146	26,800
Investment costs	320	1,914
Depreciation and amortization	86,148	95,095

	$1,367,711	$1,318,267

•	Reimbursed Service Costs. Reimbursed service costs were $399.7 million and $263.4 million for 2002 and 2001, respectively. It was impracticable to identify and reclassify certain commercialization reimbursed service costs, and accordingly, the 2001 results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $60.4 million for 2002.

•	Service Costs. Service costs were $775.4 million or 52.8% of 2002 net service revenues versus $931.0 million or 58.4% of 2001 net service revenues. This reduction is primarily a result of the continued effect of our process enhancements and cost reduction efforts.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs were $106.1 million for 2002 versus $26.8 million for 2001. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $54.5 million for 2002 and $12.9 million for 2001. The year 2002 also includes costs to launch and market SolarazeTM and ADOXATM and expenses relating to the risk sharing contract in Europe.

•	Investment Costs. Investment costs were $320,000 in 2002 versus $1.9 million in 2001.

•	Depreciation and Amortization. Depreciation and amortization decreased to $86.1 million for 2002 versus $95.1 million for 2001. This decrease is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that all goodwill and indefinite-lived intangible assets no longer be amortized but reviewed at least annually for impairment. In addition, depreciation expense decreased $2.9 million as a result of the transfer of our informatics group to Verispan. During 2002, we completed the goodwill transitional impairment test as of January 1, 2002, as required, and the annual impairment test as of July 31, 2002, in which no goodwill impairment was deemed necessary at either date.

      General and administrative expenses were $508.1 million or 31.9% of total net revenues in 2002 versus $520.7 million or 32.1% of total net revenues in 2001. General and administrative expenses decreased $12.6 million primarily due to realization of the benefits from our restructurings, including efficiencies created through the implementation of our shared service centers, and the deployment of our Internet initiative products into day-to-day operations resulting in our research and development expenses decreasing to $2.1 million in 2002 from $18.1 million in 2001. These decreases were partially offset by increases in Japan and Europe primarily due to the effect of foreign currency fluctuations.

      Net interest income was $14.2 million in 2002 versus $16.7 million in 2001. Although we had an increase in our investable funds during 2002, we experienced a decrease in interest income due to a decline in interest rates.

      Other expense was $3.8 million in 2002 versus $489,000 in 2001. The increase is a result of several factors, including the effects of foreign currency translations and disposals of assets. Included in 2002 are approximately $2.7 million of expenses associated with the formation of the Verispan joint venture.

      We recognized $3.4 million of transaction expenses in 2002 and $54.2 million of restructuring charges in 2001. Included in 2002 were expenses relating to the activities of the special committee of our Board of Directors and its financial and legal advisors. In 2001 we announced a strategic plan that has been implemented across each service line and geographic area of our business which we believe will allow us to meet the changing needs of our customers and to increase our opportunity for growth by committing ourselves to innovation, quality and efficiency. In connection with this plan, we recognized $54.2 million of restructuring charges in 2001 which included approximately $1.1 million relating to a 2000 restructuring plan. In 2002, we revised our estimates of the restructuring plan which we adopted during 2001. This review resulted in a reduction of $9.1 million in our accruals, including $5.7 million in severance payments and $3.4 million in exit costs. However, also during 2002, we recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan we announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities.

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

      Effective January 2002, we changed our method for calculating deferred income taxes related to our multi-jurisdictional transactions. Under the previous method, we followed an incremental approach to measuring the deferred income tax benefit of our multi-jurisdictional transactions. Under this approach, we considered the income tax benefit from the step-up in tax basis, net of any potential incremental foreign income tax consequences determined by projecting taxable income, foreign source income, foreign tax credit provisions and the interplay of these items among and between their respective tax jurisdictions, based on different levels of intercompany foreign debt. Under the new method, we record deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. We believe the new method has become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. In order to effect this change, we recorded a cumulative effect adjustment of $45.7 million which represents the reversal of the valuation allowance related to deferred income taxes on these multi-jurisdictional income tax transactions.

      Because the original acquisition of ENVOY, our electronic data interchange unit, qualified as a tax-free reorganization, our tax basis in the acquisition is allowed to be determined by substituting the tax basis of the previous shareholders of ENVOY. However, when we sold ENVOY to WebMD during 2000, the tax basis of the previous shareholders was not available to us since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, we had to estimate our tax basis in ENVOY by reviewing financial statements, tax returns and other public documents which were available to us at that time. We used the estimated tax basis to calculate the extraordinary gain on the sale of ENVOY, net of income taxes, as reported in our 2000 financial statements. In September 2001, we received the results of a tax basis study completed by our external tax advisors, which was prepared so that we could prepare and file our 2000 U.S. Corporate income tax return. Based on this study, we adjusted the estimate of our tax basis in ENVOY, resulting in an approximate $142.0 million reduction in the income taxes. This change in estimate resulted in an increase for the same amount in the extraordinary gain on the sale of ENVOY. In January 2004, we received a communication from the Internal Revenue Service proposing an increase in our income taxes owed for 2000 by approximately $153.1 million. The increase relates to the Internal Revenue Service challenging our method for determining the basis that we applied to the sale of ENVOY. We are contesting the Internal Revenue Service’s proposed increase.

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

      Product Development Group. Net service revenues for the Product Development Group were $944.9 million for 2002 compared to $913.9 million for 2001. Net service revenues for 2002 were positively impacted by approximately $6.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $21.2 million or 27.5% to $98.2 million including a negative impact of approximately $1.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $18.8 million or 5.2% to $380.0 million in the Europe and Africa region, which was positively impacted by $8.4 million due to the effect of foreign currency fluctuations. Net service revenues decreased $9.0 million or (1.9%) to $466.6 million in the Americas region primarily as a result of increased competition.

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

      Commercial Services Group. Net service revenues for the Commercial Services Group were $558.0 million for 2002 compared to $634.9 million for 2001. Net service revenues for 2002 were positively impacted by approximately $8.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $7.7 million or 9.9% to $84.9 million, which was negatively impacted by $935,000 due to the effect of foreign currency fluctuations. Net service revenues increased $15.7 million or 7.1% to $236.5 million in the Europe and Africa region, which was positively impacted by $10.0 million due to the effect of foreign currency fluctuations. Net service revenues decreased $100.2 million or (29.8%) to $236.6 million in the Americas region primarily as a result of a reduction in new product launches and an increase in the number of drugs losing patent protection.

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

      PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $97.7 million during 2002 as compared to 2001 due to the $84.6 million increase in commercial rights and royalties revenues and the $13.1 million increase in investment revenues. The commercial rights and royalties costs increased approximately $79.3 million during the same period primarily as a result of several factors including an approximate $41.6 million increase in service costs provided by our commercial services group relating primarily to our contracts with Scios and Kos, $9.3 million of costs associated with the launch and marketing of SolarazeTM and ADOXATM and $25.8 million of expenses relating to our risk sharing contracts in Europe. The investment costs decreased approximately $1.6 million during 2002 as compared to 2001. The contribution for this segment increased by $19.9 million from 2001 to 2002. The commercial rights and royalties revenues (net of related costs) increased the contribution of this group by approximately $5.2 million when compared to 2001 due to the successful launch of the dermatology products and the successful performance of our commercial rights and royalties contracts. The investment revenues (net of related costs) increased the contribution of this group by approximately $14.7 million when compared to 2001.

      Informatics Group. Net revenues, service costs and contribution for the informatics group decreased approximately $37.9 million, $18.7 million and $19.2 million, respectively, during 2002 as compared to

2001. These decreases are primarily due to the transfer of this group into the joint venture in May 2002; therefore, the 2002 results include only five months of revenues and service costs for the informatics group.

Liquidity and Capital Resources

      Cash and cash equivalents were $375.2 million at December 31, 2003 as compared to $644.3 million at December 31, 2002.

      Cash provided by operations were $275.5 million in 2003 versus $246.5 million and $247.4 million in 2002 and 2001, respectively. Increasing cash from operations in 2001 was $63.2 million related to the settlement of the litigation with WebMD and $56.2 million for income tax refunds.

      Cash used in investing activities during 2003, 2002, and 2001 were $1.68 billion, $152.3 million, and $16.4 million, respectively. Investing activities in 2003 consisted primarily of the payments relating to the Pharma Services transaction including the repurchase of our common stock and the payment of transaction costs. Investing activities also included the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights.

      Capital asset purchases required cash outlays of $54.6 million, $40.2 million, and $134.0 million in 2003, 2002 and 2001, respectively. Capital asset purchases by our informatics group were $666,000 in 2002 versus $10.0 million in 2001. The decrease in 2002 was due, in part, to the transfer of this group to Verispan. The $134.0 million capital asset purchases in 2001 included the final payment of $58 million in connection with our 1999 acquisition of Aventis S.A.’s Drug Innovation and Approval Facility, $19.9 million for the implementation of the shared service centers and $5.7 million for our informatics group’s data center.

      During 2003, cash used to acquire commercial rights and royalties related assets was $25.2 million versus $88.3 million during 2002 and $36.7 million during 2001. The 2003 acquisitions included payments of $14.3 million for the contracts with Columbia, $6.5 million for the contract with Scios, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $1.3 million for the acquisition of product and marketing rights. The 2002 acquisitions included $70.0 million of advances to a customer representing payments under our agreement with Lilly. In 2001, we acquired the rights to market for 14 years in the United States, Canada and Mexico SkyePharma’s SolarazeTM, a treatment of actinic keratosis, for $26.7 million.

      Cash used in the acquisition of businesses, net of cash acquired was $4.7 million during 2003 versus $28.0 million and $6.6 million in 2002 and 2001, respectively. In 2002, we acquired certain assets of Bioglan Pharma, Inc., including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million.

      Purchases of equity securities and other investments required an outlay of cash of $19.4 million for 2003 compared to an outlay of $19.7 million for 2002 and $52.9 million for 2001. Proceeds from the sale of equity securities and other investments were $96.5 million during 2003 as compared to $27.9 million for 2002 and $206.3 million for 2001. The proceeds received during 2003 included approximately $22.7 million from the sale of our investment in Triangle (which was acquired by Gilead Sciences, Inc. in January 2003), approximately $17.5 million from warrants to acquire Scios stock (which was acquired by Johnson & Johnson, Inc. in May 2003), and the sale of other equity investments, including The Medicines Company and CV Therapeutics. In 2001, we jointly announced with WebMD the settlement of litigation between the companies and the resolution of our disputes. As part of the settlement, WebMD paid us $185.0 million in cash for all 35 million shares of WebMD common stock we held and to resolve the remaining disputes. The proceeds were allocated as follows: $63.2 million related to the settlement of litigation was reported as cash flows provided by operations and $121.8 million related to the sale of WebMD common stock was reported as cash flows from investing activities. We will also receive an additional payment from WebMD if, on or before June 30, 2004, WebMD is acquired for a price greater than $4.00 per share or its ENVOY subsidiary is acquired for a price greater than $500 million. Also as part of the settlement, WebMD surrendered the warrant it held to purchase 10 million shares of our common stock.

      The following table is a summary of our net service receivables outstanding (dollars in thousands except days):

	December 31,	December 31,
	2003	2002

Trade accounts receivable, net	$122,496	$129,748
Unbilled services	102,802	120,383
Unearned income	(190,918)	(141,710)

Net service receivables outstanding	$34,380	$108,421

Number of days of service revenues outstanding	7	21

The decrease in the number of days of service revenues outstanding is a result of our continued focus on the fundamentals of our business and efficiencies generated by our shared service centers, as well as an increased effort to negotiate for and receive upfront payments. Although we intend to continue to focus on these business objectives, it may be difficult to maintain the number of days of service revenues outstanding at the December 31, 2003 level.

      Investments in debt securities were $11.0 million at December 31, 2003 versus $36.7 million at December 31, 2002. Our investments in debt securities consist primarily of state and municipal securities. The decrease is a result of the redemption of our investments in debt securities, primarily money funds.

      Investments in marketable equity securities decreased $6.6 million to $58.3 million at December 31, 2003 as compared to $64.9 million at December 31, 2002 primarily as a result of sales of equity securities which was partially offset by an increase in the market value of the securities.

      Investments in non-marketable equity securities and loans at December 31, 2003 were $48.6 million, as compared to $46.4 million at December 31, 2002. In accordance with our policy to review the carrying values of our non-marketable equity securities and loans if the facts and circumstances suggest that a potential impairment, representing an other than temporary decline in fair value, may have occurred, we recorded losses totaling approximately $11.8 million in 2003 to establish a new cost basis for certain investments.

      Investments in unconsolidated affiliates, primarily Verispan, were $121.2 million at December 31, 2003 as compared to $121.l million at December 31, 2002.

      On September 25, 2003, we completed the Pharma Services transaction for a total purchase price of approximately $1.88 billion. We used approximately $558.3 million of cash to fund this transaction and received $390.5 million in cash for capital contributions. In addition, we entered into a secured credit facility which consists of a $310.0 million principal senior term loan and a $75.0 million revolving loan facility. We also issued $450.0 million principal amount of 10% senior subordinated notes due 2013. As of December 31, 2003, we did not have any outstanding balance on the revolving loan facility.

      Our various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on our ability to (1) incur additional indebtedness, including capital leases and liens; (2) pay dividends and repurchase our capital stock; (3) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (4) make capital expenditures; and (5) issue capital stock of our subsidiaries. The agreements also contain financial covenants requiring us to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios, as defined therein.

      We also have available to us a £1.5 million (approximately $2.6 million) general bank facility with a U.K. bank. At December 31, 2003 and 2002, we did not have any outstanding balance on the facility.

      Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$5,583	$5,370	$5,038	$4,185	$3,907	$744,857	$768,940
Obligations held under capital leases	15,939	7,759	1,825	679	266	132	26,600
Operating leases	61,866	42,688	31,510	25,258	17,579	74,235	253,136
Service Agreements	30,860	25,532	22,424	21,131	15,848	—	115,795
PharmaBio funding commitments in various commercial rights and royalties:
Milestone payments	3,000	—	—	—	—	—	3,000
Sales force commitments	16,548	15,069	3,806	3,916	403	—	39,742
Licensing and distribution rights	2,346	1,500	—	—	—	—	3,846
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	15,164	1,582	—	—	—	—	16,746
Convertible loans	66	—	—	—	—	—	66
Loans	6,055	—	—	—	—	—	6,055

Total	$157,427	$99,500	$64,603	$55,169	$38,003	$819,224	$1,233,926

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

      In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock from time to time until March 1, 2002 which was subsequently extended to March 1, 2003. During the first half of 2002, we entered into agreements to repurchase approximately 1.6 million shares for an aggregate price of $22.2 million. We did not enter into any agreements to repurchase our common stock during the second half of 2002 or during the period from January 1, 2003 through September 25, 2003. During 2001, we entered into agreements to repurchase approximately 1.7 million shares for an aggregate price of $27.5 million.

      Shareholders’ equity at December 31, 2003 was $535.1 million (on a successor basis) versus $1.598 billion (on a predecessor basis) at December 31, 2002. The difference results from the effect of the Pharma Services transaction.

      Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under our revolving portion of our senior credit facility and line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. In addition, as part of our business strategy going forward, we intend to review and consider opportunities to acquire additional commercial rights, which may include product rights, as appropriate. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion. Any such acquisitions or equity or debt financings may be limited by the terms and restrictions contained in the credit agreement governing the senior secured facility or the indenture.

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

Income Taxes

      Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. Due to the significant debt service requirements and other costs relating to the Pharma Services transaction, we changed our estimate of the valuation allowance for deferred income tax assets. Accordingly, in connection with recording the Pharma Services transaction, we increased the valuation allowance substantially. If our estimate of future taxable income or tax strategies change at any time in the future, we would record an adjustment to our valuation allowance; recording such an adjustment could have a material effect on our financial condition. Prior to the Pharma Services transaction, we considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no deferred income tax liabilities were recorded. Due to the significant debt service requirements and other costs relating to the Pharma Services transaction, we no longer consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, in connection with recording the Pharma Services transaction, we provided a deferred income tax liability related to those undistributed earnings.

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

Goodwill, Tangible and Identifiable Intangible Assets

      In connection with recording the Pharma Services transaction, we conducted a study of the fair value of tangible and identifiable intangible assets as of September 25, 2003. Accordingly, the excess of the cost over the fair value of the net assets acquired, known as goodwill, was recorded and allocated to our reportable business segments. The recoverability of the goodwill is evaluated annually for impairment or if and when events or circumstances indicate a possible impairment. Goodwill and indefinite-lived intangible assets are not amortized. Other identifiable intangible assets are amortized over their estimated useful lives. The inherent subjectivity of applying a market comparables approach to valuing our assets and liabilities could have a significant impact on our analysis. Any future impairment could have a material adverse effect on our financial condition or results of operations.

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

Employee Stock Compensation

      Prior to the Pharma Services transaction, we had stock options and elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees”, or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, or SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Although we do not have any stock options outstanding subsequent to the Pharma Services transaction, Pharma Services has issued options to purchase its stock to certain of our employees. We account for these stock options in accordance with APB 25. Because the exercise price equaled or exceeded the estimated market value of the underlying stock on the date of the grant, no compensation expense was recognized. If we accounted for Pharma Services’ or our stock options under SFAS 123, we would have recorded additional compensation expense for the stock option grants to employees.

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

Foreign Currency Exchange Rates

      Approximately 61.6%, 56.4% and 49.7% of our total net revenues for the years ended December 31, 2003, 2002, and 2001, respectively, was derived from our operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were $19.8 million at December 31, 2003 as compared to ($18.4) million at December 31, 2002.

      We may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we earn fees or incur expenses related to such contracts. At December 31, 2003, our most significant foreign currency exchange rate exposures were in the British pound, Japanese yen and the euro. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts or options. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2003 or 2002.

Interest Rates

      We are subject to market risk associated with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our senior secured credit facility. At December 31, 2003, we have $309.2 million outstanding under the senior secured credit facility subject to variable rates. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $775,000 per year.

      At December 31, 2003, our investment in debt securities portfolio consists primarily of U.S. Government securities, of which most are callable by the issuer at par, and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 2003, the fair value of the investment portfolio was $11.0 million, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price is approximately $1.1 million.

Equity Prices

      At December 31, 2003, we had investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 2003, the fair value of these investments was $58.3 million, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price is approximately $5.8 million.

Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. We adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 has been deferred and will be effective as of March 31, 2004 except for interests in special purpose entities. We do not have interests in special purpose entities. We are currently evaluating the impact of FIN 46 on any such VIEs held prior to February 1, 2003.

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

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior subordinated notes.

      As of December 31, 2003, we had outstanding debt of approximately $794.3 million. Of the total debt, approximately $344.3 million is secured, and an additional $75.0 million in loans available under our senior credit facility also is secured, if drawn upon.

      Our substantial indebtedness and the significant reduction in our available cash resulting from the financing of the Pharma Services transaction could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our senior subordinated notes, or the notes, as well as our obligations under our senior secured credit facility. Our substantial indebtedness and significant reduction in available cash could also:

•	increase our vulnerability to adverse general economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments (See “Results of Operations — Liquidity and Capital Resources”);

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

The senior subordinated notes and the senior secured credit facility contain covenants that limit our flexibility and prevent us from taking certain actions.

      The indenture governing the notes and the credit agreement governing the senior secured credit facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants will, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock;

•	issue capital stock of restricted subsidiaries;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	engage in unrelated businesses;

•	create liens; and

•	sell certain assets or merge with or into other companies.

      These covenants may significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. In addition, the senior secured credit facility includes other and more restrictive covenants and prohibits us from prepaying our other debt, including the notes, while borrowings under our senior secured credit facility are outstanding. The senior secured credit facility also requires us to maintain certain financial ratios and meet other financial tests. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indenture governing the notes. In addition, these lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including interest rates and covenants. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants and financial tests.

Despite our level of indebtedness, we and our parent companies are able to incur substantially more debt. Incurring such debt could further exacerbate the risks to our financial condition.

      Although the indenture governing the notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase. In addition, to the extent new debt is incurred by Pharma Services or Intermediate Holding, we may be required to generate sufficient cash flow to satisfy such obligations.

      While the indenture and the credit agreement also contain restrictions on our ability to make investments, these restrictions are subject to a number of qualifications and exceptions and the investments incurred in compliance with these restrictions could be substantial. The restrictions do not prevent us from incurring certain expenses in connection with our PharmaBio Development Group transactions, including expenses incurred to provide sales forces for the products of our PharmaBio Development customers.

Changes in aggregate spending, research and development budgets and outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect our operating results and growth rate.

      Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice grew substantially during the 1990’s and we benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will tend to decrease. If these industries reduce their outsourcing of clinical research and sales and marketing projects, our operations and financial condition could be materially and adversely affected. We also believe we have been negatively impacted recently by mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. We believe our commercialization services have been particularly affected by recent reductions in new product launches and increases in the number of drugs losing patent protection. A continuation of these trends would have an ongoing adverse effect on our business. In addition, U.S. federal and state legislatures and numerous foreign governments have considered various types of healthcare reforms and have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

Our plan to strengthen and web-enable the technology platform for our product development and commercialization services may negatively impact our results in the short term.

      We are currently developing an Internet platform for our product development and commercialization services. We have entered into agreements with certain vendors for them to provide systems development and integration services to help us develop this platform. If such vendors fail to perform as required or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology enabled services, creating web-enablement services which our customers will find desirable and implementing our business model with respect to these services. Also, these expenditures are likely to negatively impact our profitability, at least until our web-enabled products are operationalized. Over time, we envision continuing to invest in extending and enhancing our Internet platform in other ways to further support and improve our services. We cannot assure you that any improvements in operating income resulting from our Internet capabilities will be sufficient to offset our investments in the Internet platform. Our results could be further negatively impacted if our competitors are able to execute their services on a web-based platform before we can launch our Internet services or if they are able to structure a platform that attracts customers away from our services.

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

      Many of our customers can terminate their contracts with us upon 15-90 days’ notice. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. In addition, we may not realize the full benefits of our backlog of contractually committed services if our customers cancel, delay or reduce their commitments under their contracts with us. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. We believe that this risk of loss or delay of multiple contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past two years we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

Underperformance of our commercial rights strategies could have a negative impact on our financial performance.

      As part of our PharmaBio Development group’s business strategy, we enter into transactions with customers in which we take on some of the risk of the potential success or failure of the customer’s product. These transactions may include making a strategic investment in a customer, providing financing to a customer, or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive FDA approval or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular transaction. In addition, the timing of regulatory approval and product launch, such as with respect to the pending review of CymbaltaTM, and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. The potential negative effect to us could increase depending on the nature and timing of these transactions and the length of time before it becomes apparent that the product will not achieve commercial success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs with respect to these transactions.

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

      Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Executive Chairman and Chief Executive Officer. In connection with and following the Pharma Services transaction, we have experienced some turnover in our senior management. For instance, our Executive Vice President and Chief Financial Officer recently announced his intention to retire from this position. Our performance also depends on our ability to identify, attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of

Dr. Gillings or any key executive, or our inability to continue to attract and retain qualified personnel, or to replace any departed personnel in a timely fashion could have a material adverse effect on our business, results of operations or financial condition.

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

      We also provide some clinical trial packaging services. We could be held liable for any problems that result from the trial drugs we package, including any quality control problems in our packaging facilities. For example, accounting for controlled substances is subject to regulation by the DEA and some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs, which was resolved to DEA’s satisfaction by our providing a corrected accounting of these drugs to the DEA.

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

      As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD to indemnify WebMD for losses arising out of or in connection with the (1) canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1) through (4) above. These indemnity obligations are limited to 50.0% for the first $20 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.

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

      We are subject to a wide range of government regulations and review by a number of regulatory agencies including, in the United States, the FDA, DEA, Department of Transportation and similar regulatory agencies throughout the world. Any failure on our part to comply with applicable regulations could materially impact our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, including the present, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. In these situations, we often have provided services to our customers with respect to the trials and programs being investigated and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. For example, our customer, Biovail Corporation, is the subject of government inquiries relating to the

Cardizem LA P.L.A.C.E. late phase clinical program, and has asserted publicly that we have warranted that this program complies with all laws and regulations, to which we have taken exception. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties.

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

      We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at December 31, 2003. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

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

      The confidentiality and release of patient-specific information are subject to governmental regulation. Under HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. Similarly, the EU and its member states, as well as other countries, continue to issue new regulations. National and U.S. state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and could be forced to alter our business practices.

We may be adversely affected by customer concentration.

      Although we did not have one customer that accounted for 10% or greater of net service revenues for any period presented for 2003, one customer accounted for approximately 11% of our net service revenues for the year ended December 31, 2002 due, in part, to the effect of a long term contract that expired as of the end of 2003. If any large customer decreases or terminates their relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      This information is included under Item 7 of this report under the caption “Market Risk.”

Item 8.	Financial Statements and Supplementary Data

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	September
	26, 2003	January 1,
	through	2003 through	Year ended	Year ended
	December 31,	September	December 31,	December 31,
	2003	25, 2003	2002	2001
	Successor	Predecessor	Predecessor	Predecessor

	(In thousands, except per share data)
Gross revenues	$547,165	$1,498,822	$1,992,409	$1,883,912
Costs, expenses and other:
Costs of revenues	375,598	997,822	1,367,711	1,318,267
General and administrative	154,688	397,318	508,103	520,680
Interest income	(4,761)	(12,112)	(16,739)	(19,844)
Interest expense	20,651	1,738	2,551	3,172
Other expense (income), net	(2,406)	(5,433)	3,764	489
Transaction and restructuring	—	54,148	3,359	54,169
Impairment on investment in WebMD common stock	—	—	—	325,553
Settlement of litigation	—	—	—	(83,200)
Write-off of goodwill and other assets	—	—	—	27,122

	543,770	1,433,481	1,868,749	2,146,408

Income (loss) from continuing operations before income taxes	3,395	65,341	123,660	(262,496)
Income tax expense (benefit)	10,712	28,184	41,427	(86,623)

(Loss) income before equity in (losses) earnings of unconsolidated affiliates and other	(7,317)	37,157	82,233	(175,873)
Equity in (losses) earnings of unconsolidated affiliates and other	(110)	4	(569)	—

(Loss) income from continuing operations	(7,427)	37,161	81,664	(175,873)
Extraordinary gain from sale of discontinued operation, net of income taxes	—	—	—	142,030
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	45,659	—

Net (loss) income	$(7,427)	$37,161	$127,323	$(33,843)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.31	$0.69	$(1.49)
Extraordinary gain from sale of discontinued operation	—	—	—	1.20
Cumulative effect of change in accounting principle	—	—	0.39	—

Basic net (loss) income per share	$(0.06)	$0.31	$1.08	$(0.29)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.31	$0.69	$(1.49)
Extraordinary gain from sale of discontinued operation	—	—	—	1.20
Cumulative effect of change in accounting principle	—	—	0.39	—

Diluted net (loss) income per share	$(0.06)	$0.31	$1.07	$(0.29)

Shares used in computing net (loss) income per share:
Basic	125,000	118,358	118,135	118,223
Diluted	125,000	119,050	118,458	118,223

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	Successor	Predecessor

	(In thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$375,163	$644,284
Trade accounts receivable and unbilled services, net	239,994	255,647
Investments in debt securities	611	27,218
Prepaid expenses	20,663	22,516
Other current assets	56,775	42,654

Total current assets	693,206	992,319

Property and equipment:
Land, buildings and leasehold improvements	167,426	202,465
Equipment	88,315	190,312
Furniture and fixtures	20,435	44,094
Motor vehicles	25,325	38,672

	301,501	475,543
Less accumulated depreciation	(15,134)	(213,385)

	286,367	262,158
Intangibles and other assets:
Investments in debt securities	10,426	9,453
Investments in marketable equity securities	58,294	64,926
Investments in non-marketable equity securities and loans	48,556	46,449
Investments in unconsolidated affiliates	121,176	121,101
Commercial rights and royalties	12,528	1,786
Accounts receivable — unbilled	40,107	59,750
Advances to customer	70,000	70,000
Goodwill	181,327	70,133
Other identifiable intangibles, net	414,246	142,715
Deferred income taxes	4,093	174,534
Deposits and other assets	52,385	38,871

	1,013,138	799,718

Total assets	$1,992,711	$2,054,195

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2003	2002

	Successor	Predecessor
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,411	$57,535
Accrued expenses	255,348	180,734
Unearned income	191,255	141,718
Income taxes payable	26,875	20,067
Current portion of obligations held under capital leases	15,103	18,372
Current portion of long-term debt	5,583	3,347
Other current liabilities	3,169	2,073

Total current liabilities	559,744	423,846

Long-term liabilities:
Obligations held under capital leases, less current portion	10,271	10,645
Long-term debt, less current portion	763,357	8,210
Deferred income taxes	99,622	405
Other liabilities	24,619	12,703

	897,869	31,963

Total liabilities	1,457,613	455,809

Commitments and contingencies

Shareholders’ equity:
Preferred stock, none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock and additional paid-in capital, 125,000,000 and 117,850,597 shares issued and outstanding at December 31, 2003 and 2002, respectively	521,725	881,927
(Accumulated deficit) retained earnings	(7,427)	716,465
Accumulated other comprehensive income (loss)	20,800	(6)

Total shareholders’ equity	535,098	1,598,386

Total liabilities and shareholders’ equity	$1,992,711	$2,054,195

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Operating activities:
Net (loss) income	$(7,427)	$37,161	$127,323	$(33,843)
Extraordinary gain from sale of discontinued operation, net of tax		—	—	(142,030)
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	(45,659)	—

(Loss) income from continuing operations	(7,427)	37,161	81,664	(175,873)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,117	65,871	89,824	96,103
Amortization expense of debt issuance costs	878	—	—	—
Restructuring (payments) accrual and write-off of other assets, net	(1,942)	283	(21,158)	42,975
Transaction costs	—	44,057	—	—
(Gain) loss on sale of property and equipment, net	—	(383)	2,399	287
Loss (gain) on investments, net	(2,952)	(27,363)	(13,710)	304,942
Provision for (benefit from) deferred income taxes	705	12,592	2,464	(64,360)
Change in operating assets and liabilities:
Accounts receivable and unbilled services	14,696	116,322	63,827	(24,705)
Prepaid expenses and other assets	16,511	42,132	(5,639)	6,935
Accounts payable and accrued expenses	19,793	(16,144)	12,966	19,263
Unearned income	21,771	(85,360)	26,048	16,203
Income taxes payable and other liabilities	5,795	(18,778)	7,807	25,139
Other	(330)	(521)	—	447

Net cash provided by operating activities	105,615	169,869	246,492	247,356
Investing activities:
Acquisition of property, equipment and software	(14,894)	(39,682)	(40,157)	(133,983)
Repurchase of common stock in Transaction	(1,617,567)	—	—	—
Payment of transaction costs in Transaction	(64,734)	(2,896)	—	—
Acquisition of businesses, net of cash acquired	(3,363)	(1,379)	(27,968)	(6,620)
Acquisition of intangible assets	—	(4,519)	(2,541)	(26,735)
Advances to customer	—	—	(70,000)	—
Acquisition of commercial rights and royalties	(3,000)	(17,710)	(15,790)	(10,000)
Proceeds from disposition of property and equipment	1,960	6,219	6,290	7,548
Maturities of held-to-maturity investments	326	245	397	437
Purchase of available-for-sale investments	(1,212)	(1,353)	(1,611)	—
Proceeds from sale of available-for-sale investments	—	26,375	—	71,422
Purchase of equity securities	(5,900)	(10,645)	(6,616)	(22,660)
Proceeds from sale of equity securities	7,633	61,926	26,853	134,379
Purchase of other investments	(120)	(185)	(11,483)	(30,247)
Proceeds from other investments	—	—	608	103
Advances to unconsolidated affiliates	—	—	(10,328)	—

Net cash (used in) provided by investing activities	(1,700,871)	16,396	(152,346)	(16,356)

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Financing activities:
Proceeds from issuance of debt, net of costs, in Transaction	$733,433	$—	$—	$—
Capital contribution in Transaction	390,549	—	—	—
(Decrease) increase in lines of credit, net	—	—	—	(44)
Repayment of debt	(2,568)	(1,832)	(2,487)	(3,263)
Principal payments on capital lease obligations	(3,079)	(11,387)	(12,987)	(10,618)
Issuance of common stock	—	7,042	9,641	48,439
Repurchase of common stock	—	—	(27,024)	(22,694)

Net cash provided by (used in) financing activities	1,118,335	(6,177)	(32,857)	11,820
Effect of foreign currency exchange rate changes on cash	9,788	17,924	17,932	(7,971)

(Decrease) increase in cash and cash equivalents	(467,133)	198,012	79,221	234,849
Cash and cash equivalents at beginning of period	842,296	644,284	565,063	330,214

Cash and cash equivalents at end of period	$375,163	$842,296	$644,284	$565,063

Supplemental Cash Flow Information:
Interest paid	$7,689	$1,785	$2,633	$2,724
Income taxes paid (refunded), net	2,263	37,571	19,466	(56,243)
Non-cash Investing and Financing Activities:
Acquisition of property and equipment utilizing capital leases	2,568	3,144	9,903	14,578
Equity impact of mergers, acquisitions and dispositions	—	—	—	(20,952)
Equity impact of rollovers in Transaction	107,062	—	—	—
Transfer of assets to joint venture	—	—	112,136	—
Unrealized gain (loss) on marketable securities, net of income tax	$976	$19,637	$6,026	$(124,182)

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			(Accumulated	Other
	Number of		Deficit)	Comprehensive			Additional
	Common	Comprehensive	Retained	Income	Preferred	Common	Paid-In
	Shares	Income	Earnings	(Loss)	Stock	Stock	Capital	Total

	(In thousands, except share data)
Predecessor:
Balance, December 31, 2000	115,933,182		$622,985	$(94,686)	$—	$1,158	$875,249	$1,404,706
Issuance of common stock	4,392,987		—	—	—	46	48,393	48,439
Repurchase of common stock	1,702,500		—	—	—	(14)	(22,680)	(22,694)
Cancellation of stock warrants			—	—	—	—	(20,000)	(20,000)
Tax benefit from the exercise of non-qualified stock options			—	—	—	—	15,871	15,871
Other equity transactions			—	—	—	—	(948)	(948)
Comprehensive income:
Net loss		$(33,843)	(33,843)	—	—	—	—	(33,843)
Unrealized loss on marketable securities, net of tax		(124,182)	—	(124,182)	—	—	—	(124,182)
Reclassification adjustment, net of tax		206,151	—	206,151	—	—	—	206,151
Foreign currency adjustments		(18,412)	—	(18,412)	—	—	—	(18,412)

Comprehensive income for year ended December 31, 2001		$29,714

Balance, December 31, 2001	118,623,669		589,142	(31,129)	—	1,190	895,885	1,455,088
Issuance of common stock	796,928		—	—	—	9	9,610	9,619
Repurchase of common stock	1,570,000		—	—	—	(19)	(27,005)	(27,024)
Tax benefit from the exercise of non-qualified stock options			—	—	—	—	857	857
Other			—	—	—	—	1,400	1,400
Comprehensive income:
Net income		$127,323	127,323	—	—	—	—	127,323
Unrealized gain on marketable securities, net of tax		6,026	—	6,026	—	—	—	6,026
Reclassification adjustment, net of tax		(17,097)	—	(17,097)	—	—	—	(17,097)
Foreign currency adjustments		42,194	—	42,194	—	—	—	42,194

Comprehensive income for year ended December 31, 2002		$158,446

Balance, December 31, 2002	117,850,597		716,465	(6)	—	1,180	880,747	1,598,386
Issuance of common stock	849,181		—	—	—	8	7,803	7,811
Tax benefit from the exercise of non-qualified stock options			—	—	—	—	1,092	1,092
Other	(73,266)		—	—	—	(1)	(346)	(347)
Comprehensive income:
Net income		$37,161	37,161	—	—	—	—	37,161
Unrealized gain on marketable securities, net of tax		19,637	—	19,637	—	—	—	19,637
Reclassification adjustment, net of tax		(11,103)	—	(11,103)	—	—	—	(11,103)
Minimum pension liability, net of tax		(3,098)	—	(3,098)	—	—	—	(3,098)
Foreign currency adjustments		25,178	—	25,178	—	—	—	25,178

Comprehensive income for the period from January 1, 2003 through September 25, 2003		$67,775

Balance, September 25, 2003	118,626,512		$753,626	$30,608	$—	$1,187	$889,296	$1,674,717

Successor:
Balance, September 25, 2003			$—	$—	$—	$—	$—	$—
Issuance of common stock	125,000,000		—	—	—	1,250	520,475	521,725
Comprehensive income:
Net loss		$(7,427)	(7,427)	—	—	—	—	(7,427)
Unrealized gain on marketable securities, net of tax		1,968	—	1,968	—	—	—	1,968
Unrealized loss on derivative instruments, net of tax		(992)	—	(992)	—	—	—	(992)
Foreign currency adjustments		19,824	—	19,824	—	—	—	19,824

Comprehensive income for the period from September 26, 2003 through December 31, 2003		$13,373

Balance, December 31, 2003	125,000,000		$(7,427)	$20,800	$—	$1,250	$520,475	$535,098

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Presentation

      On September 25, 2003, the Company completed its merger transaction with Pharma Services Holding, Inc. (“Pharma Services”) pursuant to which Pharma Services Acquisition Corp. (“Acquisition Corp.”) was merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of Pharma Services (the “Transaction”) as further described in Note 3. As a result of the Transaction, the Company’s results of operations, financial position and cash flows prior to the date of the Transaction are presented as the “Predecessor.” The financial effects of the Transaction and the Company’s results of operations, financial position and cash flows as the surviving corporation following the Transaction are presented as the “Successor.” To clarify and emphasize that the Successor Company has been presented on an entirely new basis of accounting, the Company has separated Predecessor and Successor operations with a vertical black line, where appropriate.

      The Transaction has been accounted for as a purchase of the Company by Pharma Services with the related purchase accounting pushed-down to the Company’s separate financial statements.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currencies

      Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to equity. Gains (losses) on foreign currency transactions of approximately $2.2 million, $4.2 million, $5.2 million and ($362,000) are included in other (income) expense for the periods from September 26, 2003 through December 31, 2003, January 1, 2003 through September 25, 2003 and the years ended December 31, 2002 and 2001, respectively.

Foreign Currency Hedging

      The Company may use foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2003 or 2002.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents and Investments

      The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $658,000 and $712,000 at December 31, 2003 and 2002, respectively, that pursuant to agreements with these customers, remains the property of the customers.

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

Derivatives

      From time to time the Company may use derivative instruments to manage exposures to equity prices and interest rates. The Company also holds freestanding warrants and other embedded derivatives (conversion options in financing arrangements). Derivatives meeting the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, are recorded in the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange traded contracts. When the derivative instrument is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of accumulated other comprehensive income (loss) until realized. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedge item. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. The Company has, and may in the future, enter into derivative contracts (calls or puts, for example) related to its investments in marketable equity securities. While these contracts may not qualify for hedge accounting, the Company utilizes these transactions to mitigate its economic exposure to market price fluctuations.

Billed and Unbilled Services

      In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, submission of appropriate billing detail or the achievement of contract milestones, depending on the type of contract. Unbilled services arise when services have been rendered but customers have not been billed.

Long-Lived Assets

      Property and equipment owned as of September 25, 2003 are carried at its estimated fair value determined as part of the Transaction and property and equipment acquired subsequent to the Transaction

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

are carried at historical cost. Property and equipment are depreciated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term as follows:

Buildings and leasehold improvements	3 - 50 years
Equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Motor vehicles	3 - 5 years

      Prior to 2002, the excess cost over the fair value of net assets acquired (“goodwill”) had been amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 and no longer amortizes goodwill or other indefinite-lived intangible assets but reviews these assets at least annually for impairment.

      Identifiable intangible assets with finite lives are amortized over their estimated remaining useful lives as follows:

Trademarks and trade names	30 years
Product licensing and distribution rights	4 - 11 years
Contract backlog and customer relationships	3 - 9 years
Software and related	3 - 5 years
Covenants not-to-compete	1 - 2 years

      Indefinite lived identifiable intangible assets consist of certain trademarks and trade names that are not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.

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

      The Company’s contracts for clinical research services provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts may be terminated upon 15 — 90 days’ notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.

      In certain of the Company’s commercialization contracts, the Company provides services (i.e., a certain number of sales representatives to detail the customer’s product(s) for a given period) in exchange

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Concentration of Credit Risk

      Substantially all revenue for the product development and commercial services groups are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and reasonably within management’s expectations. While no customer accounted for more than 10% of consolidated net service revenue for any 2003 period presented herein, one customer accounted for approximately 11.3% and 10.8% of consolidated net service revenue in 2002 and 2001, respectively. These revenues were derived from the Company’s product development, commercial services and informatics segments.

Research and Development Costs

      Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $201,000 and $1.2 million for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and $2.1 million and $18.1 million in 2002 and 2001, respectively.

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

Net (Loss) Income Per Share

      The Company determines basic net (loss) income per share by dividing net (loss) income by the weighted average number of common shares outstanding during each year. Diluted net (loss) income per share reflects the assumed conversion or exercise of all convertible securities and issued and unexercised stock options, unless the effects would be anti-dilutive to results from continuing operations. A reconciliation of the number of shares used in computing basic and diluted net (loss) income per share is in Note 23.

Employee Stock Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

options because the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pharma Services issued options to purchase 3,350,000 shares of its common stock to certain of the Company’s employees during the fourth quarter of 2003. As of December 31, 2003, there are options to acquire 3,350,000 shares of Pharma Services outstanding. There were no outstanding stock options to acquire the Company’s common stock as of December 31, 2003. In addition, the Company suspended its employee stock purchase plan effective April 2003, due to the Transaction.

      Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for the stock options granted by its parent company, Pharma Services, to the Company’s employees under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during the period from September 26, 2003 through December 31, 2003 was $0.0025 per share on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

September 26,
2003 through
December 31,
2003

Expected dividend yield	0%
Risk-free interest rate	3.1%
Expected volatility	65.0%
Expected life (in years from end of vesting term)	1.70

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. All available option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the stock options of Pharma Services granted to the Company’s employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the stock options.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The Company’s pro forma information follows (in thousands, except for net (loss) income per share information):

	September
	26, 2003	January 1,
	through	2003 through	Year ended	Year ended
	December 31,	September	December	December
	2003	25, 2003	31, 2002	31, 2001

Net (loss) income, as reported	$(7,427)	$37,161	$127,323	$(33,843)
Add: stock based compensation expense included in net (loss) income as reported, net of income tax	—	7,262	—	—
Less: pro forma adjustment for stock-based compensation, net of income tax	—	(18,435)	(15,957)	(25,556)

Pro forma net (loss) income	$(7,427)	$25,988	$111,366	$(59,399)

Basic net (loss) income per share:
As reported	$(0.06)	$0.31	$1.08	$(0.29)
Pro forma	(0.06)	0.22	0.94	(0.50)

Effect of pro forma adjustment	$0.00	$(0.09)	$(0.14)	$(0.22)

Diluted net (loss) income per share:
As reported	$(0.06)	$0.31	$1.07	$(0.29)
Pro forma	(0.06)	0.22	0.94	(0.50)

Effect of pro forma adjustment	$0.00	$(0.09)	$(0.13)	$(0.22)

Comprehensive Income

      The Company includes foreign currency translation adjustments and unrealized gains and losses on the available-for-sale securities in other comprehensive income. Accumulated other comprehensive income at December 31, 2003 was $20.8 million which consisted of $19.8 million in foreign currency translation adjustments and $976,000 in unrealized gains on available-for-sale securities. During the period from January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, the Company reclassified ($11.1) million and ($17.1) million, respectively, of net holding (gains) losses to revenues as the related securities were sold or deemed to be impaired. No such reclassifications were made in the period from September 26, 2003 through December 31, 2003.

Recently Adopted Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 has been deferred and will be effective as of March 31, 2004 except for special purpose entities in which FIN 46 must be applied as of December 31, 2003. The Company does not have an interest in any special purpose entities. The Company is currently evaluating the impact of FIN 46 on any such VIEs held prior to February 1, 2003.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	Revisions to Prior Financial Statements

      Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 and 2003 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), shareholders’ equity or net income (loss) per share.

      The Company adopted EITF Issue 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred,” which required companies to report reimbursed costs as part of gross revenues. As such, the Company reclassified reimbursed service costs for 2002 and, to the extent determinable, for 2001. These reimbursed service costs totaled $399.7 million and $263.4 million in 2002 and 2001, respectively. However, it was impracticable to identify and reclassify certain prior period commercialization reimbursed service costs and, accordingly, historical results have not been restated for these costs. These commercialization reimbursed service costs totaled approximately $60.4 million for the year ended December 31, 2002.

3.	Pharma Services and Financing Transactions

      Pursuant to a merger agreement dated as of April 10, 2003, as amended on August 18, 2003, by and among the Company, Acquisition Corp. and one of its parent companies, Pharma Services, Acquisition Corp. was merged with and into the Company on September 25, 2003, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of Pharma Services. Pharma Services was formed for purposes of the Transaction by Dr. Gillings, the Company’s Executive Chairman, Chief Executive Officer and founder, and One Equity Partners LLC (“One Equity”), the private equity unit of Bank One Corporation. Dr. Gillings and certain of his affiliates as well as other selected shareholders, including one Predecessor Company director (in addition to Dr. Gillings) and certain members of senior management (including certain executive officers), exchanged all or a portion of their equity interests in the Company for equity securities of Pharma Services. Pharma Services paid $14.50 in cash for each outstanding share of the Company’s Common Stock, except for shares held by Pharma Services and Acquisition Corp. In addition, Pharma Services paid the excess, if any, of $14.50 over the per share exercise price of each option outstanding at the effective time of the Transaction to purchase the Company’s Common Stock granted under any of the Company’s option plans, other than options held by Dr. Gillings and any other person who exchanged Company options for equity securities of Pharma Services. No merger consideration was paid for shares and/or options to purchase shares that were exchanged for equity securities of Pharma Services.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The purchase price including transaction costs was approximately $1.88 billion. The sources and uses of funds in connection with the acquisition are summarized below (in thousands):

Sources:
Proceeds Senior Term Loan	$310,000
Proceeds from 10% Senior Subordinated Notes due 2013	450,000
Proceeds from equity investors	424,406
Exchange of equity	107,062
Available cash	592,009

Total sources	$1,883,477

Uses:
Purchase price	$1,736,211
Repayment of certain debt	912
Fees and expenses	146,354

Total uses	$1,883,477

      The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The allocation of the purchase price to the fair value of net assets acquired is summarized below (in thousands):

Acquired tangible net assets	$1,121,945
Acquired intangible assets — commercial rights and royalties, licenses and customer relationships	207,829
Acquired intangible assets — trademarks, trade names and other	164,720
Acquired intangible assets — software and related	65,859
Goodwill	175,858

Total allocation of purchase price	$1,736,211

      In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Dr. Gillings’ continuing residual interest has been reflected at its original cost, adjusted for his share of the Company’s earnings, losses and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s assets and liabilities being adjusted by approximately 93.74% of the difference between their fair value at the date of acquisition and their historical carrying cost.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following table presents the unaudited pro forma results as if the Transaction and related financing had occurred at the beginning of each of the periods presented (in thousands):

	September 26,	January 1,
	2003 through	2003 through	Year ended
	December 31,	September 25,	December 31,
	2003	2003	2002

Gross revenues	$547,165	$1,498,822	$1,992,409
Loss from continuing operations	(7,427)	(19,840)	(10,443)
Net (loss) income	$(7,427)	$(19,840)	$(10,443)

Basic net (loss) income per share	$(0.06)	$(0.17)	$(0.09)
Diluted net (loss) income per share	$(0.06)	$(0.17)	$(0.09)

      The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transaction and related financing had occurred at the beginning of the periods presented.

      Pharma Services entered into agreements with GF Management Company, Inc., or GFM, and certain of the other equity investors of Pharma Services, including One Equity, pursuant to which Pharma Services paid GFM, a company controlled by Dr. Gillings, the Company’s Executive Chairman, Chief Executive Officer and founder, and One Equity a one-time transaction fee of $5.0 million and $15.0 million, respectively, at the effective time of the Transaction. In addition, Pharma Services agreed to have the Company pay an annual management service fee of approximately $3.75 million to the Pharma Services investor group, of which GFM, TPG Advisors III, Inc. (“TPG”) and Cassia Fund Management Pte Ltd., an affiliate of Temasek Holdings (“Temasek”) each receive approximately $750,000 and One Equity receives approximately $1.5 million until 2008. For the period from September 26, 2003 through December 31, 2003, the Company expensed $938,000 in management fees.

      Pharma Services was also responsible for the fees and expenses of Dr. Gillings, One Equity, Temasek and TPG, and each of their respective affiliates and advisors, related to the Transaction. Pharma Services paid $17.1 million to Dr. Gillings pursuant to this arrangement.

4.	Accounts Receivable and Unbilled Services

      Accounts receivable and unbilled services consist of the following (in thousands):

	December 31,

	2003	2002

	Successor	Predecessor
Trade:
Billed	$142,890	$142,407
Unbilled services	103,216	118,501

	246,106	260,908
Allowance for doubtful accounts	(6,112)	(5,261)

	$239,994	$255,647

      Substantially all of the Company’s trade accounts receivable and unbilled services are due from companies in the pharmaceutical, biotechnology, medical device and healthcare industries and are a result of contract research, sales, marketing, healthcare consulting and health information management services

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

provided by the Company on a global basis. The percentage of accounts receivable and unbilled services by region is as follows:

	December 31,

Region	2003	2002

	Successor	Predecessor
Americas:
United States	35%	40%
Other	4	2

Americas	39	42
Europe and Africa:
United Kingdom	28	35
Other	24	15

Europe and Africa	52	50
Asia — Pacific:
Japan	8	6
Other	1	2

Asia-Pacific	9	8

	100%	100%

5.	Commercial Rights and Royalties

      Commercial rights and royalties related assets are classified either as a commercial rights and royalties, accounts receivable — unbilled or advances to customers in the non-current asset section of the accompanying balance sheets. Below is a summary of the commercial rights and royalties related assets (in thousands):

	December 31,	December 31,
	2003	2002

	Successor	Predecessor
Commercial rights and royalties	$12,528	$1,786
Accounts receivable-unbilled	40,107	59,750
Advances to customer	70,000	70,000

Total	$122,635	$131,536

      Below is a brief description of these agreements:

      In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize RanexaTM for angina in the United States and Canada. Under the terms of the May 1999 agreement, the Company purchased 1,043,705 shares of CVTX’s common stock for $5 million; the Company owned no shares of CVTX as of December 31, 2003. The May 1999 agreement also made available a $10 million credit line for pre-launch sales and marketing activities. The May 1999 agreement further provided that if RanexaTM, which has been submitted to the United States Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for review, were approved, the Company would provide a $10 million milestone payment to CVTX which will be used to pay off any outstanding balances on the credit line. The May 1999 agreement also required the Company to make available an additional line of credit to help fund a portion of the first year sales and marketing expenses. Under the May 1999 agreement, the Company committed to provide a minimum of approximately

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$14.4 million per year of commercialization services and to fund a minimum of $7.8 million per year of marketing activities, for a period of five years. In return the Company was to receive payment for services rendered by the Company in year one and royalties based on the net sales of RanexaTM in years two through five subject to a cap not to exceed 300% of funding by the Company in any year or over the life of the contract. In addition, the Company was also to receive royalties in years six and seven. As of December 31, 2003, the Company had not made any payments to CVTX under the May 1999 agreement in connection with the line of credit or milestone arrangement and had not funded commercialization and marketing activities nor had the Company received any royalties from CVTX. In July 2003, CVTX and the Company entered into a new agreement that superceded the prior agreement. Under the terms of the July 2003 agreement, all rights to RanexaTM reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. The Company recorded a gain of approximately $700,000 in connection with the receipt of the warrant. CVTX also is obligated to purchase from the Company, within six months of the approval of RanexaTM, services of at least $10 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10 million in purchased services.

      In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of December 31, 2003, the Company has capitalized 251.8 million Philippine pesos (approximately $4.6 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

      In January 2001, the Company entered into an agreement with Scios Inc. (“SCIO”) to market Natrecor® for acute congestive heart failure in the United States and Canada. Under the terms of the agreement, the Company agreed to provide $30 million in funding over a two and one-half year period for sales and marketing activities following product launch. As of December 31, 2003, the Company had paid $30.0 million. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In addition to receiving payments on a fee for service basis for providing commercialization services, the Company was to receive royalties based on net sales of the product from 2002 through 2008. The royalty payments were subject to minimum and maximum amounts of $50 million and $65 million, respectively, over the life of the agreement. Through December 31, 2003, the Company received payments totaling approximately $63.6 million, of which approximately $62.7 million was received during 2003. The proceeds are reported in the accompanying statement of cash flows as an operating activity — change in operating assets and liabilities. Initially, the Company also received a warrant to purchase 700,000 shares of SCIO’s common stock at $20 per share, exercisable in installments over two and one-half years. During December 2002, the Company agreed to permit SCIO to hire the sales force the Company had previously provided under the contract effective December 31, 2002 in return for (a) SCIO reimbursing the Company for the operating profit that the Company would have earned between that date and May 31, 2003, the date on which SCIO would be permitted to hire the sales force under the contract, and (b) advancing from May 31, 2003 to December 31, 2002 the Company’s ability to exercise the remaining unexercisable warrant. The early settlement of the Company’s service obligation resulted in accelerating the recognition of revenues of approximately $9.3 million in the fourth quarter of 2002. The early settlement of the Company’s service obligation did not affect the continuing royalty obligation of SCIO. On April 29, 2003, Johnson & Johnson consummated its acquisition of SCIO and the Company received $17.5 million for the warrant that the Company owned (see “Derivatives”). In August 2003, SCIO made a final payment to the Company in the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

amount of $46.1 million under an agreement reached to terminate the SCIO agreement, including the payment and royalty obligations. This final payment reduced the SCIO commercial rights and royalties balance to zero as of December 31, 2003. Total royalty payments received were $63.6 million. The Company reported income of approximately $15.9 million in 2003, related to the $46.1 million received in settlement of the royalty obligation of SCIO.

      In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZINTM, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZINTM and a milestone-based $6 million line of credit which is convertible into PLTT’s common stock, of which $4 million was funded by the Company as of December 31, 2003. Further, based on achieving certain milestones, the Company has committed to funding 50% of sales and marketing activities for AIROZINTM over five years with a $6 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZINTM. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by PLTT on September 5, 2003 indicated that PLTT will need significant additional financing to continue operations beyond September 15, 2003. As such, the Company has recorded an impairment of $4 million on the loan receivable from PLTT and has reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003.

      In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3 million, and has agreed to make available a line of credit up to $10 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of December 31, 2003, the Company has made $5.7 million available under the line of credit, of which $2.4 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has also agreed to pay the sales and marketing activities of this product up to $10 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of DSCO common stock included participation rights to acquire additional shares of DSCO. The Company exercised its participation rights in two such transactions with DSCO. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with a detachable warrant to purchase 119,811 shares of DSCO common stock for $517,000. Using the cashless exercise feature, the Company exercised the November 2002 warrant and received 83,357 shares of DSCO common stock. During July 2003, the Company purchased an additional 218,059 shares of DSCO common stock along with a detachable warrant to purchase 43,612 shares of DSCO common stock for $1.2 million.

      In December 2001, the Company acquired the license to market SkyePharma’s SolarazeTM skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company amortizes the rights in proportion to the revenues earned over the 14 year life of the license. The Company has a commitment to pay royalties to SkyePharma based on a percentage of net sales of SolarazeTM. Pursuant to the license, the Company may pursue additional indications for the compound, which will be facilitated through the Company’s ownership rights in the SolarazeTM NDA and Investigational New Drug.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company will provide, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended June 30, 2003, of $50 million and $65 million, respectively, over the life of the agreement. Through December 31, 2003, the Company has received payments totaling approximately $9.2 million. The proceeds are reported in the accompanying statement of cash flows as an operating activity — change in operating assets and liabilities.

      In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXATM in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002 and the assets and liabilities of Bioglan Pharma, Inc. were recorded at their respective fair values. The acquisition did not have a material impact on the financial position or results of operations for the Company. The acquisition resulted in total intangible assets of $29.3 million. The Company amortizes the intangible assets in proportion to the estimated revenues over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

      During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of December 31, 2003, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $15 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

      In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“COB”) to commercialize, in the United States, the following women’s health products: ProchieveTM 8%, ProchieveTM 4%, Advantage-S® and RepHreshTM. Under the terms of the agreement, the Company purchased 1,121,610 shares of COB common stock for $5.5 million. The Company also paid to COB four quarterly payments of $1.125 million each commencing in the third quarter of 2002. In return, the Company will receive royalties of 5% on the sales of the four COB’s women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The Company has paid $4.5 million as of December 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights and royalties. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products. In January 2004, the Company and COB agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to COB. The purchase of the COB common stock included participation rights to acquire additional shares of COB. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of COB for $664,000.

      In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.9 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.7 million) of which 2.2 million euros (approximately $2.8 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 6.5 million euros (approximately $8.2 million) as of December 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided 1.8 million euros in services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

      In March 2003, the Company entered into an agreement with COB to commercialize COB’s StriantTM testosterone buccal bioadhesive product in the United States. StriantTM was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company will pay to COB five quarterly payments of $3.0 million each which commenced in the second quarter of 2003. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of StriantTM and are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The Company has paid $12.0 million as of December 31, 2003. The payments are reported in the accompanying statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In addition, the Company will provide to COB, at COB’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. In January 2004, the Company and COB agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to COB.

      The Company has firm commitments under the above arrangements described above to provide funding of approximately $250.3 million in exchange for various commercial rights. As of December 31, 2003, the Company has funded approximately $203.7 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones being met by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $90-110 million per year for a period of five to six years, subject to certain limitations and varying time periods.

      Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2004	2005	2006	2007	2008	Total

Milestone payments	$3,000	$—	$—	$—	$—	$3,000
Sales force commitments	16,548	15,069	3,806	3,916	403	39,742
Licensing and distribution rights	2,346	1,500	—	—	—	3,846

	$21,894	$16,569	$3,806	$3,916	$403	$46,588

6.	Investments — Debt Securities

      The following is a summary as of December 31, 2003 (successor) of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Held-to-Maturity Securities:	Cost	Gains	Losses	Value

State Securities —
Maturing in one year or less	$611	$—	$—	$611
Maturing in over five years	3,492	—	—	3,492

	$4,103	$—	$—	$4,103

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Available-for-Sale Securities:	Cost	Gains	Losses	Value

Other	$6,626	$308	$—	$6,934

	$6,626	$308	$—	$6,934

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following is a summary as of December 31, 2002 (predecessor) of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Held-to-Maturity Securities:	Cost	Gains	Losses	Value

State Securities —
Maturing in one year or less	$576	$—	$—	$576
Maturing in over five years	5,315	—	—	5,315

	$5,891	$—	$—	$5,891

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Available-for-Sale Securities:	Cost	Gains	Losses	Value

Money Funds	$27,186	$—	$(544)	$26,642
Other	5,476	—	(1,338)	4,138

	$32,662	$—	$(1,882)	$30,780

      The Company recognized $812,000 of losses from the sale of debt securities during the period from January 1, 2003 through September 25, 2003. The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale debt securities included as a separate component of shareholders’ equity was $190,000 and $468,000 during the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and ($1.0) million and $668,000 in 2002 and 2001, respectively.

7.	Investments — Marketable Equity Securities

      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of December 31, 2003 (successor) is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership %(1)	Cost Basis	Value

Common Stock:
The Medicines Company	MDCO	1,185,320	2.5%	$30,759	$34,920
Discovery Laboratories, Inc.	DSCO	1,359,567	4.6%	9,789	14,262
Columbia Laboratories, Inc.	COB	1,178,359	3.0%	14,235	7,424
Derivative instruments (see Note 9)				—	(1,526)
Other				2,301	3,214

Total Marketable Equity Securities				$57,084	$58,294

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The Company’s portfolio in such transactions as of December 31, 2002 (predecessor) is as follows (in thousands except share data):

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

      The Company recognized gains from the sale of marketable equity securities of $209,000 and $24.0 million for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and $14.1 million and $22.9 million during and 2002 and 2001, respectively. The Company recognized $2,000 and $66,000 in losses from the sale of marketable equity securities during the period from September 26, 2003 through December 31, 2003 and the year ended December 31, 2002, respectively. Gross unrealized gains totaled $1.2 million as of December 31, 2003, $31.5 million as of December 31, 2002 and $46.4 million as of December 31, 2001 from investments in marketable equity securities. The net after-tax adjustment to unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity was $787,000 and $8.1 million for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and ($10.1) million and $81.3 million in 2002 and 2001, respectively. In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other than temporary, the Company also recognized losses due to the impairment of marketable equity securities of $282,000 for the period from January 1, 2003 through September 25, 2003 and $335,000 and $338.8 million in 2002 and 2001, respectively. Included in the 2001 amount is $334.0 million relating to the Company’s investment in WebMD common stock.

      In 2000, the Company sold its electronic data interchange unit, ENVOY Corporation (“ENVOY”), to WebMD Corporation (“WebMD”). As part of the consideration received in the sale, the Company received 35 million shares of WebMD common stock. In 2001, WebMD paid the Company $185 million in cash for all of the 35 million shares of WebMD common stock and in settlement of the disputes.

8.	Investments — Non-Marketable Equity Securities and Loans

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company’s portfolio in such transactions as of December 31, 2003 (successor) is as follows (in thousands):

		Remaining
		Funding
Company	Cost Basis	Commitment

Venture capital funds	$31,669	$16,746
Equity investments (six companies)	13,581	—
Convertible loans (three companies)	727	66
Loans (two companies)	2,579	6,055

Total non-marketable equity securities and loans	$48,556	$22,867

      The Company’s portfolio in such transactions as of December 31, 2002 (predecessor) is as follows (in thousands):

Company	Cost Basis

Venture capital funds	$27,405
Equity investments (eight companies)	11,961
Convertible loans (five companies)	5,576
Loans (two companies)	1,507

Total non-marketable equity securities and loans	$46,449

      Included in the venture capital funds is $9.8 million and $7.7 million at December 31, 2003 and 2002, respectively, which are managed by A.M. Pappas & Associates, LLC whose chief executive officer was a member of the Company’s Board of Directors until September 25, 2003. The Company also has remaining commitments to these funds totaling $5.5 million as of December 31, 2003.

      Below is a table representing management’s best estimate as of December 31, 2003 of the amount and timing of the above remaining funding commitments (in thousands):

	2004	2005	Total

Venture capital funds	$15,164	$1,582	$16,746
Convertible loans	66	—	66
Loans	6,055	—	6,055

	$21,285	$1,582	$22,867

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

      The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $1.2 million, $10.3 million, $4.0 million and $9.2 million of losses due to such impairments in the period from September 26, 2003 through December 31, 2003, the period from January 1, 2003 through September 25, 2003, and in 2002 and 2001, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that was deemed by management to be other-than-temporary.

9.	Derivatives

      As of December 31, 2003, the Company had the following derivative positions in securities of other issuers: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) put and call instruments to hedge the cash flow from the sale of certain marketable securities.

      As of December 31, 2003 and 2002, the Company had funded five convertible loans with a carrying value of approximately $727,000 and $5.6 million, respectively. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.

      As of December 31, 2003 and 2002, the Company has several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company’s freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, strike price, time to expiration of the option, estimated price volatility of the underlying asset over the life of the option and restrictions on the transferability or ability to exercise the option. As of January 1, 2001, the Company’s derivative instruments included two warrants to purchase an aggregate of 282,385 shares of common stock of The Medicines Company (NASDAQ: MDCO). The Company estimated the fair value of these derivative instruments to be insignificant at January 1, 2001 and December 31, 2001 because the Company concluded that the implicit restrictions on exercisability and transferability impaired the value of the warrants. The most significant of these restrictions were eliminated in January 2002. In March 2002, the Company exercised the MDCO warrants under its cashless exercise option and received 162,976 shares of MDCO common stock. At December 31, 2002, the Company held warrants from various contracts valued at $5.8 million which are included in the accompanying balance sheet as deposits and other assets. The Company recognized investment revenues of $2.6 million and $14.7 million during the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and $535,000 in 2002 related to changes in the fair values of the warrants.

      The Company had exchange-traded option contracts with a fair value as of December 31, 2001 of approximately $1.3 million. These contracts expired in January 2002 and April 2002. There were no open exchange-traded option contracts at December 31, 2003 and 2002. During 2002 and 2001, the Company recorded a $3.4 million gain and a $1.9 million loss, respectively, in earnings related to changes in the fair value of put and call option contracts.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      As of December 31, 2003, the Company had entered into three zero-cost-collar transactions to hedge certain future cash flows occurring in 2004. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from the sales of the underlying security during the first three quarters of 2004, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instrument is recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, as defined. As of December 31, 2003, the Company recorded a gross unrealized loss on these transactions of $1.5 million. Upon expiration of the hedging instruments, all amounts recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity will be reclassified into income. This unrealized loss is shown as a reduction of the marketable equity security balance on the accompanying balance sheet.

10.	Investment Revenues

      The following table is a summary of investment revenues (in thousands):

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor
Marketable equity and derivative securities:
Gross realized gains	$4,381	$38,724	$18,093	$14,394
Gross realized losses	(396)	—	(92)	(1,954)
Impairment losses	—	(282)	(335)	(6,066)
Non-marketable equity securities and loans:
Gross realized gains	—	—	—	2,197
Gross realized losses	—	—	—	(34)
Impairment losses	(1,225)	(10,269)	(3,962)	(7,926)

	$2,760	$28,173	$13,704	$611

11.	Investments in Unconsolidated Affiliates and Other

      In October 2002, the Company acquired a controlling interest in Health Research Solutions Pty Ltd (“HRS”) and, accordingly, the results of operations for HRS and the assets and liabilities of HRS are included in the results of operations and assets and liabilities of the Company. In September 2003, the Company acquired the remaining interest in HRS for 71,724 shares of the Company’s Common Stock. The Company recorded the minority interest’s pro rata share (approximately 33.33%) of HRS’ earnings from October 2002 until the Company acquired the minority interest in September 2003 in the accompanying statement of operations as equity in losses of unconsolidated affiliates and other.

      In September 2003, the Company acquired a controlling interest in Pharmaplan Limited (“Pharmaplan”) and, accordingly, the results of operations for Pharmaplan and the assets and liabilities of Pharmaplan are included in the results of operations and assets and liabilities of the Company. The Company recorded the minority interest’s pro rata share (approximately 50% at December 31, 2003) of Pharmaplan’s earnings in the accompanying statement of operations as equity in losses of unconsolidated affiliates and other.

      In January 2002, the Company acquired an equity interest in a sales and marketing organization in France for approximately $328,000. The Company’s pro rata share of earnings is included in the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

accompanying statement of operations as losses of unconsolidated affiliates and other. The Company owns approximately 41.0% at December 31, 2003.

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

      The Company accounts for its investment in Verispan under the equity method of accounting; therefore, the Company’s pro rata share of Verispan’s earnings, since the date of formation, is included in equity in losses of unconsolidated affiliates and other. As of December 31, 2003 and 2002, the Company owns approximately 43.5% and 45%, respectively, of Verispan. The Company’s ownership percentage may change from period to period to the extent new equity partners are admitted to the joint venture. The Company has recorded its investment in Verispan, approximately $120.7 million at December 31, 2003 and 2002, as an investment in unconsolidated affiliates.

12.	Goodwill and Identifiable Intangible Assets

      The Company has allocated approximately $451.5 million to intangible assets, of which approximately $109.7 million is deemed to be indefinite-lived and, accordingly, is not being amortized, based upon an allocation of the purchase price of the assets acquired and the liabilities assumed in the Transaction.

      The following is a summary of identifiable intangible assets (in thousands):

	As of December 31, 2003			As of December 31, 2002

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

	Successor			Predecessor
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$207,829	$14,079	$193,750	$81,889	$5,913	$75,976
Trademarks, trade names and other	164,720	4,492	160,228	—	—	—
Software and related assets	65,859	5,591	60,268	150,713	83,974	66,739

	$438,408	$24,162	$414,246	$232,602	$89,887	$142,715

      Amortization expense associated with identifiable intangible assets were as follows:

	September 26, 2003	January 1, 2003
	through	through	Year ended	Year ended
	December 31, 2003	September 25, 2003	December 31, 2002	December 31, 2001

	Successor	Predecessor	Predecessor	Predecessor
Amortization expense	$25.0 million	$27.8 million	$29.3 million	$14.1 million

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $80.7 million, $65.6 million, $34.0 million, $24.6 million and $21.3 million for each of the years in the five-year period ending December 31, 2008, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

      The following is a summary of goodwill by segment for the successor period from September 26, 2003 through December 31, 2003 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated

Balance as of September 26, 2003	$—	$—	$—	$—
Add: Transaction	111,500	61,712	2,646	175,858
Add: acquisitions	5,431	39	—	5,470
Impact of foreign currency fluctuations	—	(1)	—	(1)

Balance as of December 31, 2003	$116,931	$61,750	$2,646	$181,327

      The following is a summary of goodwill by segment for the predecessor period from January 1, 2003 through September 25, 2003 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated

Balance as of December 31, 2002	$38,918	$31,215	$—	$70,133
Add: acquisition	71	208	1,875	2,154
Impact of foreign currency fluctuations	3,729	965	—	4,694

Balance as of September 25, 2003	$42,718	$32,388	$1,875	$76,981

      The following is a summary of goodwill by segment for the predecessor period of the year ended December 31, 2002 (in thousands):

	Product	Commercial
	Development	Services	Informatics	Consolidated

Balance as of December 31, 2001	$31,746	$30,168	$101,737	$163,651
Add: acquisition	2,937	—	—	2,937
Less: reclass to investments in unconsolidated affiliates	—	—	(101,737)	(101,737)
Impact of foreign currency fluctuations	4,235	1,047	—	5,282

Balance as of December 31, 2002	$38,918	$31,215	$—	$70,133

      The decrease in goodwill during 2002 is primarily a result of the formation of the Verispan joint venture.

      Through December 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 and no longer amortizes

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

goodwill. The following is a summary of reported loss from continuing operations and loss from continuing operations per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

Year ended
December 31, 2001

Loss from continuing operations	$(175,873)
Add: goodwill amortization	7,765
Less: income tax benefit	(2,562)

Adjusted loss from continuing operations	$(170,670)

Adjusted loss from continuing operations per share:
Basic	$(1.44)
Diluted	(1.44)

13.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2003	2002

Compensation and payroll taxes	$104,541	$77,354
Restructuring	15,743	8,467
Transaction	32,900	—
Other	102,164	94,913

	$255,348	$180,734

14.	Credit Arrangements

      The following is a summary of the credit facilities available to the Company at December 31, 2003:

Facility	Interest Rates

$75.0 million	Either at LIBOR (1.17% at December 31, 2003) plus 3.25% or ABR (4.0% at December 31, 2003) plus 2.25%
£1.5 million (approximately $2.7 million) general banking facility with a U.K. bank used for the issuance of guarantees	1% per annum fee for each guarantee issued

      The Company did not have any outstanding balances on these facilities at December 31, 2003 and 2002.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Long-term debt and obligations consist of the following (in thousands):

	December 31,	December 31,
	2003	2002

	Successor	Predecessor
10% Senior Subordinated Notes due 2013	$450,000	$—
Senior Term Loan (Either LIBOR (1.17% at December 31, 2003) plus 4.25% or ABR (4.0% at December 31, 2003) plus 3.25%)	309,225	—
Missouri tax incentive bonds due October 2009 (6.7% annual interest rate)	3,789	4,288
Other notes payable	5,926	7,269

	768,940	11,557
Less: current portion	(5,583)	(3,347)

	$763,357	$8,210

      Maturities of long-term debt and obligations at December 31, 2003 are as follows (in thousands):

2004	$5,583
2005	5,370
2006	5,038
2007	4,185
2008	3,907
Thereafter	744,857

$768,940

      The estimated fair value of the long-term debt was $814.9 million and $11.6 million at December 31, 2003 and 2002, respectively.

      In connection with the long-term debt agreements, the Company has net debt issuance costs of approximately $25.7 million and $1.3 million as of December 31, 2003 and 2002, respectively, included as an other asset in the accompanying balance sheets. The debt issuance costs are being amortized into interest expense on an effective interest method over the term of the debt arrangements, which range from five years to 20 years.

      The Company’s various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on its ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase its capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures and (v) issue capital stock of its subsidiaries. The agreements also contain financial covenants requiring the Company to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios, as defined therein.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

15.	Leases

      The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2074 with options to cancel certain leases at five-year increments. Rental expenses under these agreements were approximately:

	September 26, 2003	January 1, 2003
	through	through	Year ended	Year ended
	December 31, 2003	September 25, 2003	December 31, 2002	December 31, 2001

	Successor	Predecessor	Predecessor	Predecessor
Rental expenses under agreements	$18.9 million	$57.0 million	$75.9 million	$76.3 million

      The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with costs of revenues and accumulated depreciation in the accompanying financial statements.

      The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 (in thousands):

	Capital	Operating
	Leases	Leases

2004	$15,939	$61,866
2005	7,759	42,688
2006	1,825	31,510
2007	679	25,258
2008	266	17,579
Thereafter	132	74,235

Total minimum lease payments	26,600	$253,136

Amounts representing interest	1,226

Present value of net minimum payments	25,374
Current portion	(15,103)

Long-term capital lease obligations	$10,271

      During each of the last five years, the Company entered into sale-leaseback transactions of personal property with the city of Kansas City. Funding for these transactions was provided by the Company’s purchase of Kansas City industrial development bonds. As such, the Company has a corresponding asset and liability, which are netted in the accompanying balance sheets as right of setoff exists. These transactions approximated the carrying value of the assets; accordingly, no gains or losses were recognized as a result of these transactions.

      The Company uses the facilities of several buildings in South Africa owned and operated by two South African entities. Dr. Greeff, an executive officer of the Company, serves on the board of directors of each of these entities and his trust owns 40% of the outstanding shares of stock of each of these entities. The Company leases these buildings from these entities pursuant to separate lease agreements on market standard terms. The initial term of each of the three leases is six years and four months, expiring in March 2006, three years and one month, expiring in March 2005, and five years, expiring in March 2006, respectively, and each lease is renewable for one five-year term. Under the terms of the lease arrangements covering those facilities, the Company paid these entities approximately $790,000 in rent during 2003.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

      On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, the Company’s excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to the Company based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in the class action lawsuit filed on January 26, 2001 and described above and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to the Company’s position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The Company believes the allegations made by Federal and Chubb are without merit and is defending this case vigorously.

      In October 2002, seven purported class action lawsuits were filed in Superior Court, Durham County, North Carolina by certain of the Company’s shareholders seeking to enjoin the consummation of the initial transaction proposed by Pharma Services Company (a company controlled by Dennis B. Gillings, Ph.D.) to acquire all the Company’s outstanding shares for $11.25 per share in cash. All of the lawsuits were subsequently transferred to the North Carolina Business Court. The lawsuits named as defendants Dr. Gillings, other members of the Company’s Board of Directors, the Company and, in some cases Pharma Services Company. The complaints alleged, among other things, a breach of fiduciary duties by the directors with respect to the proposal. The complaints sought to enjoin the transaction proposed by Pharma Services Company, and the plaintiffs sought to recover damages. On November 11, 2002, a Special Committee of the Company’s Board of Directors announced its rejection of the proposal by Pharma Services Company and its intention to investigate strategic alternatives available to the Company for purposes of enhancing shareholder value, including the possibility of a sale of the Company and alternatives that would keep the Company independent and publicly owned. On January 6, 2003, the North Carolina Business Court entered a Case Management Order consolidating all seven lawsuits for all purposes and staying the lawsuits until March 29, 2003 or until the Company provided notice of a change-of-control transaction.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      On March 28, 2003, the Court entered an Order Maintaining the Status Quo, which continued its prior Case Management Order in all respects until the earlier of a date selected by the Court or until the Company provided the notice contemplated by the Case Management Order. On April 10, 2003, the Company’s Board of Directors approved the merger agreement with Pharma Services which provided for payment to the Company’s shareholders of $14.50 per share in cash. On June 25, 2003, counsel for the parties signed a Memorandum of Understanding, in which they agreed upon the terms of a settlement of the litigation, which would include the dismissal with prejudice of all claims against all defendants including the Company and the Company’s Board of Directors. On August 28, 2003, lead counsel for the plaintiffs and counsel for the defendants executed a formal Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation of Settlement”). On August 29, 2003, the Court entered an Order for Notice and Hearing on Settlement of Class Action (“Order for Notice”) and a Notice of Pendency of Class Action, Preliminary and Proposed Class Action Certification, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear (the “Class Notice”). The Class Notice set a hearing date of October 10, 2003 (the “Settlement Hearing”) to determine whether the Court should approve the settlement as fair, adequate and in the best interest of the settlement class, end the action, and to consider other matters including a request by plaintiffs’ counsel for attorneys’ fees and reimbursement of costs, in an amount not to exceed a total of $450,000. In accordance with the terms of the Order of Notice, the Company mailed the Class Notice to the record holders of the Company’s Common Stock and options, as of the record date of August 19, 2003. A special meeting of the shareholders was held on September 25, 2003, at which time the shareholders approved the proposed transaction and the merger was consummated. On October 10, 2003, the Court certified a class for purposes of the settlement, approved the settlement as fair and reasonable and entered an Order and Final Judgment dismissing the lawsuit with prejudice. The Court also awarded plaintiff’s counsel $450,000 in attorneys’ fees and costs, which have been paid pursuant to the terms of the settlement. No other payments are required from the Company or any other party under the terms of the settlement and the Court’s Order.

      On June 13, 2003, ENVOY and Federal filed suit against the Company, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. Plaintiffs reached settlement in principle, in the amount of $11 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). Plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. The Company believes that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17.	Shareholders’ Equity

      The Company is authorized to issue 125 million shares of common stock, $.01 per share par value. At December 31, 2003, all 125 million common shares of $.01 par value were outstanding.

      In March 2001, the Board of Directors authorized the Company to repurchase up to $100 million of the Company’s Common Stock from time to time until March 2002. During 2001, the Company entered into agreements to repurchase 1,702,500 shares of its Common Stock for an aggregate price of approximately $27.5 million. On February 7, 2002, the Board of Directors extended this authorization until March 1, 2003. During 2002, the Company entered into agreements to repurchase 1,570,000 shares of its Common Stock for an aggregate price of approximately $22.2 million. The Company did not enter into any agreements to repurchase its common stock during the period of January 1, 2003 through September 25, 2003.

      In November 1999, the Board of Directors declared distribution of one preferred stock purchase right (a “Right) for each outstanding share of the Company’s Common Stock. Each Right, if activated, entitles the holder to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock at a purchase price of $150, subject to adjustment in certain circumstances. Each one one-thousandth of a preferred share will have the same voting and dividend rights as a share of the Company’s Common Stock. The Rights become exercisable 10 business days after (1) any person or group announces it has acquired or obtained the right to acquire 15% or more of the outstanding shares of the Company’s Common Stock or (2) commencement of a tender offer or exchange offer for more than 15% of the Company’s Common Stock, subject to limited exceptions. In the event that any party should acquire more than 15% of the Company’s Common Stock without the Board’s approval, the Rights entitle all other shareholders to purchase shares of the Company’s Common Stock at a substantial discount. In addition, if the Company engages in certain types of mergers or business combinations after a group or person acquires 15% or more of the Company’s Common Stock, the Rights entitle all other shareholders to purchase common stock of the acquirer at a substantial discount. The Rights expire on November 15, 2009, unless redeemed earlier at the discretion of the Company at the redemption price of $0.0001 per Right. In connection with the Transaction, the Company’s Board of Directors approved an amendment to the Amended and Restated Rights Agreement, dated as of April 10, 2003, by and between the Company and the Rights Agent (the “Amendment”). The Amendment provides that (i) neither Pharma Services, Acquisition Corp., nor any of their affiliates, will be deemed to be an Acquiring Person (as such term is defined in the Amended and Restated Rights Agreement), (ii) certain defined “triggering events” will not occur, (iii) the Rights will not separate from the common stock, and (iv) the Rights will not become exercisable, in each case as a result of the execution, delivery or performance of the Transaction, the public announcement thereof, or the consummation of the Transaction. As described above, in connection with the Transaction, Pharma Services paid $14.50 in cash for each outstanding share of the Company’s Common Stock, including the Rights attached thereto, except for shares held by Pharma Services and Acquisition Corp.

18.	Discontinued Operation

      On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY, to Healtheon/ WebMD Corp., which subsequently changed its name to WebMD. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company’s Common Stock at $40 per share, exercisable for four years. The Company recorded an extraordinary gain on the sale of $436.3 million, net of taxes of $184.7 million.

      Because the original acquisition of ENVOY qualified as a tax-free reorganization, the Company’s tax basis in the acquisition is allowed to be determined by substituting the tax basis of the previous

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

shareholders of ENVOY. However, when the Company sold ENVOY to WebMD during 2000, the tax basis of the previous shareholders was not available to the Company since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, the Company had to estimate its tax basis in ENVOY by reviewing financial statements, tax returns and other public documents which were available to the Company at that time. The Company used the estimated tax basis to calculate the extraordinary gain on the sale of ENVOY, net of income taxes. In September 2001, the Company received the results of a tax basis study completed by its external tax advisors, which was prepared so that the Company could prepare and file its 2000 U.S. Corporate income tax return. Based on this study, the Company adjusted its estimate of its tax basis in ENVOY, resulting in an approximate $142.0 million reduction in income taxes. This change in estimate resulted in an increase for the same amount in the extraordinary gain on the sale of ENVOY.

      In January 2004, the Company received a communication from the Internal Revenue Service proposing an increase in its income taxes owed for 2000 by approximately $153.1 million. The increase relates to the Internal Revenue Service challenging the Company’s method for determining the basis it applied to the sale of ENVOY. The Company is contesting the proposed increase.

      The Company retained exclusive rights to de-identified ENVOY transaction data and certain other de-identified data available from WebMD, subject to limited exceptions. The Company agreed to share with WebMD a royalty derived from sales of products using the licensed data. The Company formed a strategic alliance with WebMD to develop a web-based suite of integrated products and services for the pharmaceutical industry and may provide funding for development of the products. As a result of the settlement of litigation between the Company and WebMD, the Company continued to receive data from WebMD only through February 28, 2002. In addition, as part of the settlement, the contracts with WebMD were terminated, which among other things, absolved the Company from any obligation to fund WebMD to develop a web-based suite of integrated products and services. Also, the outstanding warrant to purchase up to 10 million shares of the Company’s Common Stock, at $40 per share, held by WebMD, was canceled. The Company recorded an $83.2 million gain from the settlement of litigation during 2001.

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

      In November 2003, the Company acquired Biomedical Systems Group (“BSG”), a clinical development services resource management company in Spain, for a purchase price of approximately $6.9 million including $3.4 million in cash. Under the purchase method of accounting, results of BSG are included in the Company’s results of operations as of the acquisition date and the assets and liabilities of BSG were recorded at their respective fair values. In connection with the BSG acquisition, the Company recorded approximately $5.4 million of goodwill. The former shareholders of BSG may receive additional cash consideration of up to 3.0 million euros (approximately $3.8 million) during 2004 and 2005 if certain revenue and backlog targets are met. The acquisition did not have a material impact on the financial position or results of operations for the Company.

      Prior to the Transaction, in September 2003, the Company acquired, for a purchase price of approximately $3.5 million including $1.2 million in cash, a controlling interest in Pharmaplan, a company headquartered in South Africa. Under the purchase method of accounting, the results of Pharmaplan are included in the Company’s results of operations as of the acquisition date and the assets and liabilities were recorded at their respective fair values. In connection with the Pharmaplan acquisition, the Company recorded approximately $1.9 million of goodwill. The acquisition did not have a material impact on the financial position or results of operations of the Company.

      In October 2002, the Company acquired, for approximately $1.8 million in cash, a controlling interest in HRS, a privately held Australian company specializing in multi-national late-phase clinical research. Under the purchase method of accounting, the results of HRS are included in the Company’s results of operations as of the acquisition date and the assets and liabilities of HRS were recorded at their respective fair values. In connection with the acquisition of HRS, the Company recorded $2.7 million of goodwill. In September 2003, the Company acquired the remaining interest in HRS for 71,724 shares of the Company’s Common Stock. The acquisition did not have a material impact on the financial position or results of operations for the Company.

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

      In connection with the Transaction, the Company adopted a restructuring plan (“2003 Plan”). As part of this plan, approximately 211 positions are to be eliminated mostly in Europe and the United States. As of December 31, 2003, 25 individuals had been terminated.

      As of December 31, 2003, the following amounts were recorded (in thousands):

Activity September 26, 2003 through December 31, 2003

	Balance at		2003 Plan	Balance at
	September 25,	2003 Plan	Write-Offs/	December 31,
	2003	Accrual	Payments	2003

Severance and related costs	$—	$8,669	$(1,118)	$7,551
Asset write-offs	—	332	(332)	—
Exit costs	—	219	(54)	165

	$—	$9,220	$(1,504)	$7,716

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

      Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of December 31, 2003, 78 individuals have been terminated.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      As of December 31, 2003, the following amounts were recorded (in thousands):

Activity September 26, 2003 through December 31, 2003

	Balance at	2002 Plan	Balance at
	September 25,	Write-Offs/	December 31,
	2003	Payments	2003

Exit costs	$134	$(3)	$131

	$134	$(3)	$131

Activity January 1, 2003 through September 25, 2003

	Balance at			2002 Plan	Balance at
	December 31,		Revised	Write-Offs/	September 25,
	2002	Revisions	Accrual	Payments	2003

Severance and related costs	$2,066	$(1,042)	$1,024	$(1,024)	$—
Exit costs	154	—	154	(20)	134

	$2,220	$(1,042)	$1,178	$(1,044)	$134

      As of December 31, 2002, the following amounts were recorded (in thousands):

Activity Year Ended December 31, 2002

	Balance at		2002 Plan	Balance at
	December 31,	2002 Plan	Write-Offs/	December 31,
	2001	Accrual	Payments	2002

Severance and related costs	$—	$4,241	$(2,175)	$2,066
Exit costs	—	310	(156)	154
Asset write-offs	—	112	(112)	—

	$—	$4,663	$(2,443)	$2,220

      During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge (“2001 A Plan”) relating primarily to severance costs from the reorganization of the Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

      During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge (“2001 B Plan”). In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide will be eliminated and as of December 31, 2003, 882 individuals have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions have been eliminated in each of the segments.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      As of December 31, 2003, the following amounts were recorded (in thousands):

Activity September 26, 2003 through December 31, 2003

	2001 B Plan
	Balance at		Balance at
	September 25,	2001 B Plan	December 31,
	2003	Payment	2003

Exit costs	$8,201	$(569)	$7,632

	$8,201	$(569)	$7,632

Activity January 1, 2003 through September 25, 2003

	2001 B Plan
	Balance at				Balance at
	December 31,	Revisions to	Revised	2001 B Plan	September 25,
	2002	2001 B Plan	Accrual	Payment	2003

Severance and related costs	$1,306	$(310)	$996	$(996)	$—
Exit costs	3,381	6,403	9,784	(1,583)	8,201

	$4,687	$6,093	$10,780	$(2,579)	$8,201

      As of December 31, 2002, the following amounts were recorded (in thousands):

Activity Year Ended December 31, 2002

	2001 B Plan
	Balance at			Balance at
	December 31,	Revisions to	2001 B Plan	December 31,
	2001	2001 B Plan	Payment	2002

Severance and related costs	$19,323	$(5,725)	$(12,292)	$1,306
Exit costs	8,806	(875)	(4,550)	3,381

	$28,129	$(6,600)	$(16,842)	$4,687

      As of December 31, 2001, the following amounts were recorded (in thousands):

Activity Year Ended December 31, 2001

					2001 B
					Plan
					Write-	Balance at
	2001 A Plan	2001 B Plan	Total	2001 A Plan	offs/	December 31,
	Accrual	Accrual	Accrual	Payments	Payments	2001

Severance and related costs	$1,970	$31,134	$33,104	$(1,970)	$(11,811)	$19,323
Asset impairment write-offs	—	8,237	8,237	—	(8,237)	—
Exit Costs	176	11,567	11,743	(176)	(2,761)	8,806

	$2,146	$50,938	$53,084	$(2,146)	$(22,809)	$28,129

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

      Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan (“2000 Follow-On Plan”) resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of December 31, 2003, 145 individuals have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

      As of December 31, 2003, the following amounts were recorded (in thousands):

Activity September 26, 2003 through December 31, 2003

	Balance at			Balance at
	September 25,	January 2000	Follow-On Plan	December 31,
	2003	Plan Payments	Payments	2003

Severance and related costs	$40	$(24)	$—	$16
Exit costs	421	—	(173)	248

	$461	$(24)	$(173)	$264

Activity January 1, 2003 through September 25, 2003

	Balance at	Revisions to			Balance at
	December 31,	January	Revised	January 2000	September 25,
	2002	2000 Plan	Accrual	Plan Payments	2003

Severance and related costs	$117	$—	$117	$(77)	$40
Exit costs	1,443	421	1,864	(1,443)	421

	$1,560	$421	$1,981	$(1,520)	$461

      As of December 31, 2002, the following amounts were recorded (in thousands):

Activity Year Ended December 31, 2002

	Balance at	Revisions to	Revisions to				Balance at
	December 31,	January	Follow-On	Revised	January 2000	Follow-On Plan	December 31,
	2001	2000 Plan	Plan	Accrual	Plan Payments	Payments	2002

Severance and related costs	$894	$—	$—	$894	$(476)	$(301)	$117
Exit costs	1,714	644	1,293	3,651	(1,208)	(1,000)	1,443

	$2,608	$644	$1,293	$4,545	$(1,684)	$(1,301)	$1,560

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

     As of December 31, 2001, the following amounts were recorded (in thousands):

Activity Year Ended December 31, 2001

	Balance at	Revisions to				Balance at
	December 31,	January	Revised	January 2000	2000 Follow-On	December 31,
	2000	2000 Plan	Accrual	Plan Payments	Plan Payments	2001

Severance and related costs	$8,867	$—	$8,867	$(3,530)	$(4,443)	$894
Exit costs	5,788	1,085	6,873	(4,351)	(808)	1,714

	$14,655	$1,085	$15,740	$(7,881)	$(5,251)	$2,608

22.	Income Taxes

      As a result of the September 25, 2003 Transaction, the net book values of the Company’s assets and liabilities have been reestablished. Accordingly, deferred income taxes have been provided at December 31, 2003 based upon these reestablished values.

      The components of income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor
Current:
Federal	$4,482	$(429)	$15,732	$13,130
State	1,735	7,668	7,117	1,196
Foreign	8,126	22,953	18,258	17,617

	14,343	30,192	41,107	31,943

Deferred expense (benefit):
Federal and state	(398)	3,639	11,014	(109,228)
Foreign	(3,233)	(5,647)	(10,694)	(9,338)

	(3,631)	(2,008)	320	(118,566)

	$10,712	$28,184	$41,427	$(86,623)

      The Company has allocated directly to additional paid-in capital approximately $3.2 million in the period from January 1, 2003 through September 25, 2003, $857,000 in 2002, and $15.9 million in 2001 related to the tax benefit from non-qualified stock options exercised.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The differences between the Company’s consolidated income tax expense (benefit) attributable to continuing operations and the expense (benefit) computed at the 35% U.S. statutory income tax rate were as follows (in thousands):

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor
Federal income tax provision (benefit) at statutory rate	$1,188	$22,869	$43,281	$(91,874)
State and local income taxes, net of federal benefit (detriment)	(137)	1,482	1,764	(1,407)
Non-deductible expenses and transaction costs	572	4,943	—	6,337
Deferred taxes recorded on foreign earnings	6,566	—	—	—
Foreign earnings taxed at different rates	(2,469)	(749)	(4,656)	(3,208)
Losses not utilized	—	—	—	911
Acquisition costs	4,694	—	—	—
Other	298	(361)	1,038	2,618

	$10,712	$28,184	$41,427	$(86,623)

      Income before income taxes from foreign operations was approximately $18.3 million, $42.9 million, $33.0 million, and $14.9 million for the period September 26, 2003 through December 31, 2003, the period January 1, 2003 through September 25, 2003, the year ended December 31, 2002, and the year ended December 31, 2001, respectively. Income from foreign operations was approximately $21.2 million, $67.6 million, $59.6 million, and $41.2 million for these same periods. The difference between income from operations and income before income taxes is due primarily to intercompany charges which eliminate in consolidation for financial statement purposes but, in some cases, do not eliminate for tax purposes. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $246.6 million at December 31, 2003. As a result of the significant debt service requirements and other costs relating to the Transaction, those earnings are no longer considered to be indefinitely reinvested and, accordingly, the Company has recorded a deferred income tax liability of $94.8 million based upon the U.S. federal income tax rate. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

	December 31,	December 31,
	2003	2002

	Successor	Predecessor
Deferred income tax liabilities:
Prepaid expenses	$(7,589)	$(5,804)
Unrealized gain on equity investments	(13,315)	(6,670)
Undistributed foreign earnings	(94,787)	—
Fixed assets	(13,511)	—
Identifiable intangibles	(55,277)	—
Deferred revenue and other	(10,753)	(12,540)
Other	(2,939)	(7,699)

Total deferred income tax liabilities	(198,171)	(32,713)
Deferred income tax assets:
Depreciation and amortization	15,904	16,323
Net operating and capital loss carryforwards	126,367	120,721
Accrued expenses and unearned income	35,251	26,043
Goodwill, net of amortization	58,083	65,397
Other	12,588	11,882

	248,193	240,366
Valuation allowance for deferred income tax assets	(122,091)	(19,366)

Total deferred income tax assets	126,102	221,000

Net deferred income tax (liabilities) assets	$(72,069)	$188,287

      The Company’s valuation allowance of $122.1 million for deferred income tax assets increased by $102.7 million during 2003 due to the uncertainty related to realization of the deferred income tax asset for certain federal, state, and foreign net operating and capital losses. This uncertainty arose from the significant debt service requirements and other costs relating to the Transaction and its expected impact on the Company’s future operating results.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The Company’s deferred income tax expense (benefit) attributable to continuing operations results from the following (in thousands):

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor
Excess (deficiency) of income tax over financial reporting:
Depreciation and amortization	$(3,753)	$6,276	$(40,145)	$3,731
Net operating and capital loss carryforwards	(615)	(5,031)	52,309	(113,129)
Valuation allowance increase (decrease)	—	—	—	911
Accrued expenses and unearned income	262	(6,405)	(4,377)	(1,888)
Prepaid expenses	(1,136)	2,921	(526)	(628)
Deferred revenue	(911)	(877)	5,153	(4,037)
Undistributed foreign earnings	3,040	—	—	—
Other items, net	(518)	1,108	(12,094)	(3,526)

	$(3,631)	$(2,008)	$320	$(118,566)

      The U.K. subsidiaries qualify for Scientific Research Allowances (SRAs) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For the period September 26, 2003 through December 31, 2003, the period January 1, 2003 through September 25, 2003, the year ended December 31, 2002, and the year ended December 31, 2001, these allowances were $700,000, $7.3 million, $1.4 million and $7.8 million, respectively, which helped to generate net operating loss carryforwards to be used to offset taxable income in that country. Assuming the U.K. subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred income tax liability relating to the U.K. subsidiaries may be deferred indefinitely. The Company recognizes a deferred income tax benefit for foreign generated operating losses at the time of the loss when the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss and capital loss carryforwards of approximately $149.0 million in various entities within the United Kingdom which have no expiration date and has over $62.9 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $262.7 million of U.S. state operating loss carryforwards which expire through 2023 and has approximately $36.5 million of U.S. federal operating loss carryforwards which expires in 2022. The Company also has a U.S. capital loss carryforward of approximately $90.9 million which expires in 2006. The Company evaluates its deferred income tax assets for realization based upon the more likely than not criteria prescribed in SFAS No. 109, “Accounting for Income Taxes.” Based upon current estimates, management believes it is more likely than not that the Company’s deferred income tax assets, after the effect of the recorded valuation allowance, will be realizable. The ultimate realization of deferred income tax assets is dependent upon the Company generating future taxable income and capital gains in sufficient amounts within the applicable carryforward period. Actual results could differ materially from management’s estimates.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

23.     Weighted Average Shares Outstanding

      The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net (loss) income per share (in thousands):

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor
Weighted average shares:
Basic weighted average shares	125,000	118,358	118,135	118,223
Effect of dilutive securities:
Stock options	—	692	323	—

Diluted weighted average shares	125,000	119,050	118,458	118,223

      The effect of options to purchase 20.6 million and 29.2 million shares of the Company’s Common Stock were outstanding during the period from January 1, 2003 through September 25, 2003, and the year ended December 31, 2002, respectively, but were not included in the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect could be antidilutive. The Company did not have any outstanding stock options for the period of September 26, 2003 through December 31, 2003.

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

24.     Employee Benefit Plans

      The Company has numerous employee benefit plans, which cover substantially all eligible employees in the countries where the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include defined contribution plans in Austria, Belgium, Germany, Holland, Hungary, Israel, Netherlands, Poland, Sweden and Great Britain; profit sharing schemes in Canada and France; and defined benefit plans in Germany, Japan, Sweden and the U.K. The defined benefit plan in Germany is an unfunded plan, which is provided for in the balance sheet. The Approved Profit Sharing Schemes in the U.K. and Ireland are no longer funded. These plans were previously funded with Company stock, but the shares were exchanged for cash per the Agreement and Plan of Merger dated September 25, 2003. Final distributions are being made. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.

      In connection with the Transaction, the Company’s Employee Stock Ownership Plan for Non-U.S. Employees in Australia, Belgium, Canada and Singapore was terminated. These were contribution plans originally funded by Company stock.

      In connection with the Transaction, the ESOP/401(k) Plan was converted to a Profit-Sharing and 401(k) Plan. All shares under the ESOP were exchanged for cash and moved to the Profit-Sharing Plan for U.S. participants. For German participants, the German potion of the ESOP/401(k) Plan was spun off and terminated. Final distributions are being made for the German portion of the plan.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The ESOP expense recognized is equal to the cost of the shares allocated to plan participants and the interest expense on the leveraged loans for the year. No shares were allocated to the Plan in either 2003, 2002 or 2001; therefore, there was no expense in those years. As of December 31, 2002 and 2001, 1,315,380 and 1,511,476 shares, respectively, were allocated to participants. There are no unallocated shares held in suspense as of September 25, 2003. All ESOP shares are considered outstanding for income per share calculations.

      Under the 401(k), the Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the period September 26, 2003 through December 31, 2003, the period January 1, 2003 through September 25, 2003, the year ended December 31, 2002, and the year ended December 31, 2001, the Company expensed $1.7 million, $5.8 million, $7.2 million, and $9.5 million, respectively, as matching contributions.

      Participating employees in the Company’s employee stock purchase plan (the “Purchase Plan”) have the option to purchase shares at 85% of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. During the period from January 1, 2003 through September 25, 2003, the year ended December 31, 2002 and the year ended December 31, 2001, 64,594, 351,695 and 382,968 shares, respectively, were purchased under the Purchase Plan. The Purchase plan was suspended during 2003 and later terminated due to the Transaction.

      Pharma Services has a stock option plan to provide incentives to eligible employees, officers and directors in the form of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options, particularly those assumed or exchanged as a result of acquisitions, have various vesting schedules and terms. The majority of options granted under Pharma Services’ stock option plan typically vest 20% per year over five years and expire 10 years from the date of grant.

      As the Company has done in prior years, the Company reimburses its Chairman for business-related travel services he provides for himself and other Company employees with the use of his own airplane. For the period from January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, these reimbursements totaled approximately $3.9 million and $2.8 million, respectively, which includes the granting of Company stock options with a Black-Scholes value of approximately $350,000 and $1.4 million, respectively. During the period from September 26, 2003 through December 31, 2003, the Company expensed approximately $1.7 million for such business-related travel expenses.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The Company’s stock option activity during the periods indicated is as follows:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2000	27,158,181	$21.80
Granted	8,399,811	18.40
Exercised	(2,514,514)	12.88
Canceled	(3,158,609)	22.89

Outstanding at December 31, 2001	29,884,869	21.44
Granted	7,311,605	12.78
Exercised	(444,783)	11.26
Canceled	(3,094,059)	21.47

Outstanding at December 31, 2002	33,657,632	19.69
Granted	4,996,689	13.40
Exercised	(698,028)	8.76
Canceled	(37,956,293)	19.07

Outstanding at September 25, 2003	—	$—

      Pharma Services’ stock option activity during the period from September 26, 2003 through December 31, 2003 indicated is as follows:

Weighted-
Average
	Number of	Exercise
	Options	Price

Outstanding at September 26, 2003	—	$—
Granted	3,350,000	14.50
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2003	3,350,000	$14.50

      Selected information regarding Pharma Services’ stock options as of December 31, 2003 follows:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Number of	Exercise Price	Exercise	Remaining	Number of	Exercise
Options	Range	Price	Life	Options	Price

3,350,000	$14.50 — $14.50	$14.50	9.84	—	$0.00

3,350,000		$14.50	9.84	—	$0.00

      Pharma Services issued 7,356,000 shares of its common stock to certain of the Company’s employees at $0.2438 per share. Approximately $905,000 of loans to some of these employees from Pharma Services was outstanding as of December 31, 2003 in connection with the issuance.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

	September 26,	January 1, 2003
	2003 through	through	Year ended	Year ended
	December 31, 2003	September 25, 2003	December 31, 2002	December 31, 2001

	Successor	Predecessor	Predecessor	Predecessor
Revenues:
Americas:
United States	$155,509	$490,338	$694,809	$815,204
Other	10,30l	32,615	43,033	39,710

Americas	165,810	522,953	737,842	854,914
Europe and Africa:
United Kingdom	94,876	254,872	344,392	330,087
Other	119,256	285,791	317,367	271,730

Europe and Africa	214,132	540,663	661,759	601,817
Asia-Pacific:
Japan	56,333	128,489	133,745	117,407
Other	14,635	38,035	59,413	46,345

Asia-Pacific	70,968	166,523	193,158	163,752

	450,910	1,230,139	1,592,759	1,620,483
Reimbursed service costs	96,255	268,683	399,650	263,429

	$547,165	$1,498,822	$1,992,409	$1,883,912

	As of	As of	As of
	December 31, 2003	December 31, 2002	December 31, 2001

	Successor	Predecessor	Predecessor
Property, equipment and software, net:
Americas:
United States	$167,574	$165,628	$203,685
Other	2,151	1,729	1,856

Americas	169,725	167,357	205,541
Europe and Africa:
United Kingdom	136,884	127,390	125,702
Other	20,890	15,969	13,640

Europe and Africa	157,774	143,359	139,342
Asia-Pacific	19,096	17,186	17,423

	$346,595	$327,902	$362,306

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

September 26, 2003 through December 31, 2003 — Successor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated

Service revenues:
External	$270,247	$130,705	$—	$—	$400,952
Intersegment	—	10,458	—	(10,458)	—

Total net services	270,247	141,163	—	(10,458)	400,952
Reimbursed service costs	77,889	18,366	—	—	96,255

Gross service revenues	348,136	159,529	—	(10,458)	497,207
Commercial rights and royalties	—	—	47,198	—	47,198
Investment	—	—	2,760	—	2,760

Total revenues	$348,136	$159,529	$49,958	$(10,458)	$547,165

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$141,046	$55,353	$9,736	$—	$206,135

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

January 1, 2003 through September 25, 2003 — Predecessor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated

Service revenues:
External	$734,729	$362,273	$—	$—	$1,097,002
Intersegment	—	29,777	—	(29,777)	—

Total net services	734,729	392,050	—	(29,777)	1,097,002
Reimbursed service costs	225,695	42,988	—	—	268,683

Gross service revenues	960,424	435,038	—	(29,777)	1,365,685
Commercial rights and royalties	—	—	104,964	—	104,964
Investment	—	—	28,173	—	28,173

Total revenues	$960,424	$435,038	$133,137	$(29,777)	$1,498,822

Contribution (revenues less costs of revenues, excluding depreciation and amortization expense except as noted below):
	$375,125	$142,144	$43,001	$—	$560,270

Year ended December 31, 2002 — Predecessor

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$944,861	$503,466	$20,347	$—	$—	$1,468,674
Intersegment	—	54,548	—	—	(54,548)	—

Total net services	944,861	558,014	20,347	—	(54,548)	1,468,674
Reimbursed service costs	312,669	86,959	22	—	—	399,650

Gross service revenues	1,257,530	644,973	20,369	—	(54,548)	1,868,324
Commercial rights and royalties	—	—	—	110,381	—	110,381
Investment	—	—	—	13,704	—	13,704

Total revenues	$1,257,530	$644,973	$20,369	$124,085	$(54,548)	$1,992,409

Contribution (revenues less costs of revenues excluding depreciation and amortization expense except as noted below):
	$477,492	$207,711	$8,024	$17,620	$—	$710,847

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year ended December 31, 2001 — Predecessor

	Product	Commercial		PharmaBio
	development	services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$913,947	$621,964	$58,169	$—	$—	$1,594,080
Intersegment	—	12,900	—	—	(12,900)	—

Total net services	913,947	634,864	58,169	—	(12,900)	1,594,080
Reimbursed service costs	234,481	28,743	205	—	—	263,429

Gross service revenues	1,148,428	663,607	58,374	—	(12,900)	1,857,509
Commercial rights and royalties	—	—	—	25,792	—	25,792
Investment	—	—	—	611	—	611

Total revenues	$1,148,428	$663,607	$58,374	$26,403	$(12,900)	$1,883,912

Contribution (revenues less costs of revenues excluding depreciation and amortization expense except as noted below):
	$438,426	$197,452	$27,173	$(2,311)	$—	$660,740

	As of	As of	As of
	December 31,	December 31,	December 31,
	2003	2002	2001

	Successor	Predecessor	Predecessor
Total Assets:
Product development	$1,008,099	$716,033	$680,221
Commercial services	266,021	384,814	229,190
PharmaBio Development	356,121	315,633	164,111
Informatics	—	—	124,057
Corporate	362,470	637,715	656,215

	$1,992,711	$2,054,195	$1,853,794

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	September 26,	January 1,
	2003 through	2003 through	Year ended	Year ended
	December 31,	September 25,	December 31,	December 31,
	2003	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor
Expenditures to acquire long-lived assets:
Product development	$12,205	$29,832	$34,402	$109,031
Commercial services	1,858	8,759	4,656	12,520
PharmaBio Development	118	540	247	—
Informatics	—	—	666	9,962
Corporate	713	551	186	2,470

	$14,894	$39,682	$40,157	$133,983

Depreciation and amortization expense:
Product development	$22,406	$43,143	$60,710	$60,255
Commercial services	9,177	15,521	21,926	23,823
Informatics	—	—	2,559	10,031
Corporate	2,987	604	953	986

Depreciation and amortization excluded from contribution	34,570	59,268	86,148	95,095
PharmaBio Development	3,547	6,603	3,676	1,008

Total depreciation and amortization	$38,117	$65,871	$89,824	$96,103

27.     Guarantor Financial Information

      In connection with the issuance of the 10% Senior Subordinated Notes due 2013 in September 2003, the Company and all of its wholly owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the related indentures (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facility.

      The accompanying Guarantor condensed financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following are condensed consolidating statements of operations of the Company for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003 and the year ended December 31, 2002 and the year ended December 31, 2001 (unaudited) (in thousands):

September 26, 2003 through December 31, 2003

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Gross revenues	$963	$208,792	$344,260	$(6,850)	$547,165
Costs, expenses and other:
Costs of revenues	5,509	148,344	221,745	—	375,598
General and administrative	12,625	54,475	94,438	(6,850)	154,688
Interest (income) expense, net	16,919	(6,687)	5,658	—	15,890
Other (income) expense, net	(14,272)	14,586	(2,720)	—	(2,406)
Transaction and restructuring	—	—	—	—	—

	20,781	210,718	319,121	(6,850)	543,770

Income (loss) before income taxes	(19,818)	(1,926)	25,139	—	3,395
Income tax expense (benefit)	8,795	(1,176)	3,093	—	10,712

Income (loss) before equity in earnings of unconsolidated affiliates and other	(28,613)	(750)	22,046	—	(7,317)
Equity in earnings of unconsolidated affiliates and other	—	13	(123)	—	(110)
Subsidiary income	21,186	1,018	57	(22,261)	—

Net income (loss)	$(7,427)	$281	$21,980	$(22,261)	$(7,427)

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

January 1, 2003 through September 25, 2003

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Gross revenues	$(3,233)	$649,428	$870,967	$(18,340)	$1,498,822
Costs, expenses and other:
Costs of revenues	6,519	419,667	571,636	—	997,822
General and administrative	32,747	147,648	235,263	(18,340)	397,318
Interest (income) expense, net	(3,111)	(22,021)	14,758	—	(10,374)
Other (income) expense, net	(33,379)	16,628	11,318	—	(5,433)
Transaction and restructuring	48,537	(563)	6,174	—	54,148

	51,313	561,359	839,149	(18,340)	1,433,481

Income (loss) before income taxes	(54,546)	88,069	31,818	—	65,341
Income tax expense (benefit)	(11,497)	25,740	13,941	—	28,184

Income (loss) before equity in earnings of unconsolidated affiliates and other	(43,049)	62,329	17,877	—	37,157
Equity in earnings of unconsolidated affiliates and other	—	(24)	28	—	4
Subsidiary income	80,210	(16,554)	(1,440)	(62,216)	—

Net income (loss)	$37,161	$45,751	$16,465	$(62,216)	$37,161

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year ended December 31, 2002

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Gross revenues	$(2,647)	$931,813	$1,076,751	$(13,508)	$1,992,409
Costs, expenses and other:
Costs of revenues	6,351	636,482	724,878	—	1,367,711
General and administrative	48,563	190,692	282,356	(13,508)	508,103
Interest (income) expense, net	(5,069)	(28,310)	19,191	—	(14,188)
Other (income) expense, net	(29,186)	17,702	15,248	—	3,764
Transaction and restructuring	3,359	—	—	—	3,359

	24,018	816,566	1,041,673	(13,508)	1,868,749

Income (loss) before income taxes	(26,665)	115,247	35,078	—	123,660
Income tax expense (benefit)	(1,870)	32,339	10,958	—	41,427

Income (loss) before equity in earnings of unconsolidated affiliates and other	(24,795)	82,908	24,120	—	82,233
Equity in earnings (losses) of unconsolidated affiliates and other	—	(543)	(26)	—	(569)
Equity in subsidiary income	106,459	(23,872)	(7,280)	(75,307)	—

Income (loss) from operations	81,664	58,493	16,814	(75,307)	81,664
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	45,659	—	—	—	45,659

Net income (loss)	$127,323	$58,493	$16,814	$(75,307)	$127,323

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year ended December 31, 2001 (Unaudited)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Gross revenues	$(10,384)	$984,997	$909,299	$—	$1,883,912
Costs, expenses and other:
Costs of revenues	5,974	709,705	602,588	—	1,318,267
General and administrative	48,466	225,736	246,478	—	520,680
Interest (income) expense, net	(5,235)	(31,690)	20,253	—	(16,672)
Other (income) expense, net	(29,523)	21,408	8,604	—	489
Transaction and restructuring	1,141	24,153	28,875	—	54,169
Impairment on investment in WebMD common stock	325,553	—	—	—	325,553
Settlement of litigation	(83,200)	—	—	—	(83,200)
Write-off of goodwill and other assets	1,207	22,146	3,769	—	27,122

	264,383	971,458	910,567	—	2,146,408

Income (loss) before income taxes	(274,767)	13,539	(1,268)	—	(262,496)
Income tax expense (benefit)	(90,302)	4,754	(1,075)	—	(86,623)

Income (loss) before equity in earnings of unconsolidated affiliates and other	(184,465)	8,785	(193)	—	(175,873)
Equity in earnings of unconsolidated affiliates and other	—	—	—	—	—
Equity in subsidiary income	150,622	(33,944)	(628)	(116,050)	—

Income (loss) from continuing operations	(33,843)	(25,159)	(821)	(116,050)	(175,873)
Extraordinary gain from sale of discontinued operation, net of income taxes	—	142,030	—	—	142,030

Net income (loss)	$(33,843)	$116,871	$(821)	$(116,050)	$(33,843)

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following are condensed consolidating balance sheets of the Company as of December 31, 2003 and December 2002 (in thousands):

As of December 31, 2003

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$(7,138)	$188,475	$193,826	$—	$375,163
Trade accounts receivable and unbilled services, net	—	84,148	155,846	—	239,994
Other current assets	5,885	23,669	48,495	—	78,049

Total current assets	(1,253)	296,292	398,167	—	693,206
Property and equipment, net	1,863	125,838	158,666	—	286,367
Intangibles and other assets:
Investments	20,147	339,797	1,143	—	361,087
Goodwill and other identifiable intangibles, net	13,429	255,552	326,592	—	595,573
Deposits and other assets	27,156	12,158	17,164	—	56,478
Investments in subsidiaries	1,739,676	(201,283)	77,107	(1,615,500)	—

Total intangibles and other assets	1,800,408	406,224	422,006	(1,615,500)	1,013,138

Total assets	$1,801,018	$828,354	$978,839	$(1,615,500)	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,482	$67,640	$191,637	—	$317,759
Credit arrangements	3,100	752	16,834	—	20,686
Unearned income	—	76,126	115,129	—	191,255
Other current liabilities	58,871	4,006	(32,833)	—	30,044

Total current liabilities	120,453	148,524	290,767	—	559,744
Long-term liabilities:
Credit arrangements, less current portion	756,125	3,634	13,869	—	773,628
Other liabilities	98,924	(8,375)	33,692	—	124,241
Net intercompany payables	290,418	(774,401)	483,983	—	—

Total long-term liabilities	1,145,467	(779,142)	531,544	—	897,869

Total liabilities	1,265,920	(630,618)	822,311	—	1,457,613
Total shareholders’ equity	535,098	1,458,972	156,528	(1,615,500)	535,098

Total liabilities and shareholders’ equity	$1,801,018	$828,354	$978,839	$(1,615,500)	$1,992,711

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2002

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$220	$390,064	$254,000	$—	$644,284
Trade accounts receivable and unbilled services, net	—	107,467	148,180	—	255,647
Other current assets	12,347	38,051	41,990	—	92,388

Total current assets	12,567	535,582	444,170	—	992,319
Property and equipment, net	865	120,789	140,504	—	262,158
Intangibles and other assets:
Investments	37,572	334,992	901	—	373,465
Goodwill and other identifiable intangibles, net	2,068	68,015	142,765	—	212,848
Deposits and other assets	70,847	103,644	38,914	—	213,405
Investments in subsidiaries	1,232,909	(145,491)	73,598	(1,161,016)	—

Total intangibles and other assets	1,343,396	361,160	256,178	(1,161,016)	799,718

Total assets	$1,356,828	$1,017,531	$840,852	$(1,161,016)	$2,054,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,277	$72,557	$149,435	$—	$238,269
Credit arrangements	—	961	20,758	—	21,719
Unearned income	—	61,965	79,753	—	141,718
Other current liabilities	46,059	(30,256)	6,337	—	22,140

Total current liabilities	62,336	105,227	256,283	—	423,846
Long-term liabilities:
Credit arrangements, less current portion	—	5,546	13,309	—	18,855
Other liabilities	3,000	1,400	8,708	—	13,108
Net intercompany payables	(306,894)	(292,335)	599,229	—	—

Total long-term liabilities	(303,894)	(285,389)	621,246	—	31,963

Total liabilities	(241,558)	(180,162)	877,529	—	455,809
Total shareholders’ equity	1,598,386	1,197,693	(36,677)	(1,161,016)	1,598,386

Total liabilities and shareholders’ equity	$1,356,828	$1,017,531	$840,852	$(1,161,016)	$2,054,195

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following are condensed consolidating statements of cash flows of the Company for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003 and the year ended December 31, 2002 and the year ended December 31, 2001 (unaudited) (in thousands):

September 26, 2003 through December 31, 2003

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net (loss) income	$(7,427)	$281	$21,980	$(22,261)	$(7,427)
Cumulative effect on prior years (to December 31, 2001) of changing to a different period of recognizing deferred income taxes	—	—	—	—	—

(Loss) income from operations	(7,427)	281	21,980	(22,261)	(7,427)
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	3,153	17,268	17,696	—	38,117
Amortization of debt issuance costs	878	—	—	—	878
Restructuring charge (payments) accrual, net	(27)	(433)	(1,482)	—	(1,942)
(Gain) loss from sales and impairments of investments, net	(1,149)	(1,803)	—	—	(2,952)
Provision for (benefit from) deferred income tax expense	(387)	(75)	1,167	—	705
Change in operating assets and liabilities	53,914	14,867	9,785	—	78,566
Investment in subsidiaries and intercompany	(29,749)	1,074	6,414	22,261	—
Other	—	(157)	(173)	—	(330)

Net cash provided by operating activities	19,206	31,022	55,387	—	105,615
Investing activities:
Acquisition of property and equipment	(586)	(6,889)	(7,419)	—	(14,894)
Repurchase of common stock in Transaction	(1,617,567)	—	—	—	(1,617,567)
Payment of transaction costs in Transaction	(64,734)	—	—	—	(64,734)
Acquisition of businesses, net of cash acquired	—	—	(3,363)	—	(3,363)
Acquisition of commercial rights and royalties	—	(3,000)	—	—	(3,000)
Proceeds from disposition of property and equipment	—	310	1,650	—	1,960
Proceeds from (purchases of) debt securities, net	(1,212)	326	—	—	(886)
Purchases of equity securities and other investments	24,013	(30,023)	(10)	—	(6,020)
Proceeds from sale of equity securities and other investments	—	7,633	—	—	7,633

Net cash (used in) provided by investing activities	(1,660,086)	(31,643)	(9,142)	—	(1,700,871)
Financing activities:
Proceeds from borrowings, net of costs	734,529	(1,096)	—	—	733,433
Principal payments on credit arrangements	(775)	(338)	(4,534)	—	(5,647)
Capital contribution (successor)	390,549	—	—	—	390,549

Net cash provided by (used in) financing activities	1,124,303	(1,434)	(4,534)	—	1,118,335
Effect of foreign currency exchange rate changes on cash	—	—	9,788	—	9,788

(Decrease) increase in cash and cash equivalents	(516,577)	(2,055)	51,499	—	(467,133)
Cash and cash equivalents at beginning of period	509,439	190,526	142,331	—	842,296

Cash and cash equivalents at end of period	$(7,138)	$188,471	$193,830	$—	$375,163

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

January 1, 2003 through September 25, 2003

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net (loss) income	$37,161	$45,751	$16,465	$(62,216)	$37,161
Cumulative effect on prior years (to December 31, 2001) of changing to a different period of recognizing deferred income taxes	—	—	—	—	—

Income from operations	37,161	45,751	16,465	(62,216)	37,161
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	1,034	27,712	37,125	—	65,871
Restructuring charge (payments) accrual, net	(634)	(2,050)	2,967	—	283
Transaction costs	44,057	—	—	—	44,057
Loss (gain) from sales and impairments of investments, net	2,661	(30,024)	—	—	(27,363)
Provision for (benefit from) deferred income tax expense	11,696	(1,414)	2,310	—	12,592
Change in operating assets and liabilities	(37,365)	47,483	28,054	—	38,172
Investment in subsidiaries and intercompany	453,500	(332,346)	(183,370)	62,216	—
Other	(478)	(1,114)	688	—	(904)

Net cash provided by operating activities	511,632	(246,002)	(95,761)	—	169,869
Investing activities:
Acquisition of property and equipment	(277)	(18,915)	(20,490)	—	(39,682)
Payment of transaction costs in Transaction	(2,896)	—	—	—	(2,896)
Acquisition of businesses, net of cash acquired	—	—	(1,379)	—	(1,379)
Acquisition of intangible assets	—	(500)	(4,019)	—	(4,519)
Acquisition of commercial rights and royalties	—	(17,710)	—	—	(17,710)
Proceeds from disposition of property and equipment	—	1,330	4,889	—	6,219
Proceeds from (purchases of) debt securities, net	(1,353)	26,620	—	—	25,267
Purchases of equity securities and other investments	(6,320)	(4,471)	(39)	—	(10,830)
Proceeds from sale of equity securities and other investments	1,391	60,533	2	—	61,926

Net cash (used in) provided by investing activities	(9,455)	46,887	(21,036)	—	16,396
Financing activities:
Principal payments on credit arrangements	—	(565)	(12,654)	—	(13,219)
Issuance of common stock, net (predecessor)	7,042	—	—	—	7,042

Net cash provided by (used in) financing activities	7,042	(565)	(12,654)	—	(6,177)
Effect of foreign currency exchange rate changes on cash	—	142	17,782	—	17,924

(Decrease) increase in cash and cash equivalents	509,219	(199,538)	(111,669)	—	198,012
Cash and cash equivalents at beginning of period	220	390,064	254,000	—	644,284

Cash and cash equivalents at end of period	$509,439	$190,526	$142,331	$—	$842,296

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year ended December 31, 2002

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net income	$127,323	$58,493	$16,814	$(75,307)	$127,323
Cumulative effect on prior years (to December 31, 2001) of changing to a different period of recognizing deferred income taxes	(45,659)	—	—	—	(45,659)

Income from operations	81,664	58,493	16,814	(75,307)	81,664
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	2,410	42,868	44,546	—	89,824
Restructuring charge (payments) accrual, net	(2,609)	(5,817)	(12,732)	—	(21,158)
Loss (gain) from sales and impairments of investments, net	1,870	(16,531)	951	—	(13,710)
Provision for (benefit from) deferred income tax expense	4,408	(237)	(1,707)	—	2,464
Change in operating assets and liabilities	38,648	9,226	57,135	—	105,009
Investment in subsidiaries and intercompany	(64,383)	(64,414)	53,490	75,307	—
Other	30	1,411	958	—	2,399

Net cash provided by operating activities	62,038	24,999	159,455	—	246,492
Investing activities:
Acquisition of property and equipment	(880)	(18,380)	(20,897)	—	(40,157)
Acquisition of businesses, net of cash acquired	—	(5,499)	(22,469)	—	(27,968)
Acquisition of intangible assets	—	—	(2,541)	—	(2,541)
Advances to customer	—	(70,000)	—	—	(70,000)
Acquisition of commercial rights and royalties	—	(15,790)	—	—	(15,790)
Proceeds from disposition of property and equipment	—	(265)	6,555	—	6,290
Proceeds from (purchases of) debt securities, net	(1,981)	767	—	—	(1,214)
Purchases of equity securities and other investments	(25,499)	7,894	(494)	—	(18,099)
Proceeds from sale of equity securities and other investments	148	27,313	—	—	27,461
Advances to unconsolidated affiliates	(10,000)	—	(328)	—	(10,328)

Net cash (used in) provided by investing activities	(38,212)	(73,960)	(40,174)	—	(152,346)
Financing activities:
Principal payments on credit arrangements	—	(617)	(14,857)	—	(15,474)
Issuance of common stock, net (predecessor)	9,641	—	—	—	9,641
Repurchase of common stock	(27,024)	—	—	—	(27,024)

Net cash provided by (used in) financing activities	(17,383)	(617)	(14,857)	—	(32,857)
Effect of foreign currency exchange rate changes on cash	—	(384)	18,316	—	17,932

(Decrease) increase in cash and cash equivalents	6,443	(49,962)	122,740	—	79,221
Cash and cash equivalents at beginning of period	(6,223)	440,026	131,260	—	565,063

Cash and cash equivalents at end of period	$220	$390,064	$254,000	$—	$644,284

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year ended December 31, 2001 (Unaudited)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net (loss) income	$(33,843)	$116,871	$(821)	$(116,050)	$(33,843)
Extraordinary gain from sale of discontinued operation, net of income tax	—	(142,030)	—	—	(142,030)

(Loss) income from operations	(33,843)	(25,159)	(821)	(116,050)	(175,873)
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	849	53,045	42,209	—	96,103
Restructuring charge (payments) accrual, net	1,048	22,849	19,078	—	42,975
(Gain) loss from sales and impairments of investments, net	356,553	(32,533)	(19,078)	—	304,942
Provision for (benefit from) deferred income tax expense	(179,235)	120,790	(5,915)	—	(64,360)
Change in operating assets and liabilities	163,521	(115,838)	(4,848)	—	42,835
Investment in subsidiaries and intercompany	(410,882)	213,499	81,333	116,050	—
Other	—	177	557	—	734

Net cash provided by operating activities	(101,989)	236,830	112,515	—	247,356
Investing activities:
Acquisition of property and equipment	(17,539)	(88,262)	(28,182)	—	(133,983)
Acquisition of businesses, net of cash acquired	—	—	(6,620)	—	(6,620)
Acquisition of intangible assets	—	—	(26,735)	—	(26,735)
Acquisition of commercial rights and royalties	—	(10,000)	—	—	(10,000)
Proceeds from disposition of property and equipment	—	1,004	6,544	—	7,548
Proceeds from (purchases of) debt securities, net	(3,787)	75,683	—	—	71,896
Purchases of equity securities and other investments	(25,565)	(27,379)	—	—	(52,944)
Proceeds from sale of equity securities and other investments	121,944	12,538	—	—	134,482

Net cash (used in) provided by investing activities	75,053	(36,416)	(54,993)	—	(16,356)
Financing activities:
Principal payments on credit arrangements	—	(530)	(13,395)	—	(13,925)
Issuance of common stock, net (predecessor)	48,439	—	—	—	48,439
Repurchase of common stock	(22,694)	—	—	—	(22,694)

Net cash provided by (used in) financing activities	25,745	(530)	(13,395)	—	11,820
Effect of foreign currency exchange rate changes on cash	—	(6)	(7,965)	—	(7,971)

(Decrease) increase in cash and cash equivalents	(1,191)	199,878	36,162	—	234,849
Cash and cash equivalents at beginning of period	(5,032)	240,148	95,098	—	330,214

Cash and cash equivalents at end of period	$(6,223)	$440,026	$131,260	$—	$565,063

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

28.     Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts):

	2003

				September 26
				through
			July 1, 2003 through	September 30,	Fourth
	First Quarter	Second Quarter	September 25, 2003	2003	Quarter

	Predecessor	Predecessor	Predecessor	Successor	Successor
Gross revenues	$511,607	$520,033	$467,182	$22,992	$524,173
Income from continuing operations before income taxes	38,121	44,814	(17,594)	1,245	2,150
Income (loss) from continuing operations	25,156	29,597	(17,592)	819	(8,246)
Net income	$25,156	$29,597	$(17,592)	$819	$(8,246)

Basic net income per share	$0.21	$0.25	$(0.15)	$0.01	$(0.07)

Diluted net income per share	$0.21	$0.25	$(0.15)	$0.01	$(0.07)

Range of stock prices	$11.990-13.210	$12.190-14.250	$13.660-14.490	N/A	N/A

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	Predecessor	Predecessor	Predecessor	Predecessor
Gross revenues	$493,296	$498,233	$490,965	$509,915
Income from continuing operations before income taxes	25,762	30,074	33,798	34,026
Income (loss) from continuing operations	17,261	20,626	21,179	22,598
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	45,659	—	—	—

Net income	$62,920	$20,626	$21,179	$22,598

Basic net income per share:
Income from continuing operations	$0.15	$0.17	$0.18	$0.19
Cumulative effect of change in accounting principle	0.38	—	—	—

Basic net income per share	$0.53	$0.17	$0.18	$0.19

Diluted net income per share:
Income from continuing operations	$0.14	$0.17	$0.18	$0.19
Cumulative effect of change in accounting principle	0.38	—	—	—

Diluted net income per share	$0.52	$0.17	$0.18	$0.19

Range of stock prices	$14.680-19.300	$11.300-17.700	$8.350-12.457	$7.650-12.360

      As discussed in Note 19, the Company changed its method for calculating deferred income taxes related to multi-jurisdictional tax transactions effective January 1, 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Quintiles Transnational Corp.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and its subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the period from September 26, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 25, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Quintiles Transnational Corp.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 through September 25, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Quintiles Transnational Corp. as of December 31, 2001, and for the year then ended, before the revisions described in Note 2, 12 and 26, were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002, except with respect to the matters discussed in Note 23, as to which the date is March 22, 2002*.

      As discussed in Note 19 to the financial statements, the Company changed its method for recording the benefit of international, multi-jurisdictional tax strategies on January 1, 2002.

      As discussed in Note 12 to the financial statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

      As discussed above, the financial statements of Quintiles Transnational Corp. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other independent auditors who have ceased operations. As described in Notes 2 and 26, these financial statements have been restated to reflect the adoption of Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and the change in the composition of the Company’s reportable segments, respectively. As described in Note 12, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Notes 2 and 26 that were applied to revise the 2001 financial statements. We also audited the transitional disclosures described in Note 12. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 in Note 12 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 25, 2004

* This reference refers to Note 23 on Form 10-K for the year ended December 31, 2001.

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The financial statements to which this report relates have been revised as discussed in Note 2. These changes are not covered by the copy of the report of Arthur Andersen LLP and were audited by PricewaterhouseCoopers LLP as described in their report.

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

ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
January 23, 2002, except with respect to
the matters discussed in Note 23, as to
which the date is March 22, 2002*

* This reference refers to Note 23 on Form 10-K for the year ended December 31, 2001.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 22, 2002, we filed a Current Report on Form 8-K reporting that on May 17, 2002, our board of directors dismissed Arthur Andersen LLP and engaged PricewaterhouseCoopers LLP as our independent public accountants for our fiscal year ended December 31, 2002.

Item 9A.	Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Set forth below is certain information with respect to each of our executive officers and directors. There are no family relationships between any of our directors or executive officers. Each of our directors holds office until their respective successors are elected and qualified or until their earlier resignation or removal. Each of our directors also serves as a director of Pharma Services and Intermediate Holding.

			First Year
			Elected
Name	Position With Company	Age	Director

Dennis B. Gillings, Ph.D.	Executive Chairman, Chief Executive Officer and Director	59	1982
James L. Bierman	Executive Vice President, Chief Financial Officer and Director	51	2003
John S. Russell	Executive Vice President, General Counsel and Chief Administrative Officer	49	N/A
Ronald J. Wooten	Executive Vice President, Corporate Development	44	N/A
Oppel Greeff	President of Global Product Development	55	N/A
Richard M. Cashin, Jr.	Director	50	2003
Clateo Castellini(3)	Director	68	2004
Jonathan J. Coslet(1)(2)	Director	39	2004
Jack M. Greenberg(1)	Director	61	2004
Robert A. Ingram(2)(3)	Director	61	2004
S. Iswaran(2)	Director	41	2003
Jacques Nasser(2)	Director	57	2003
James S. Rubin(1)(3)	Director	36	2003

(1)	Member of Audit Committee

(2)	Member of Compensation and Nominations Committee

(3)	Member of Quality/ Regulatory Committee

      Dennis B. Gillings, Ph.D. has served as our Executive Chairman and Chief Executive Officer, as well as a Director since the Pharma Services transaction. Dr Gillings began providing statistical consulting and data management services to pharmaceutical customers in 1974 during his tenure as professor of biostatistics at the University of North Carolina at Chapel Hill. Quintiles arose from these consulting services and was founded by Dr. Gillings in 1982. Dr. Gillings also has served as the Chairman of Quintiles’ board of directors since our inception and served as our Chief Executive Officer from our inception until April 2001. Dr. Gillings currently oversees our corporate strategic planning, as chair of the strategy committee, and is active in our continued international expansion, particularly in Japan and the Asia-Pacific region. Dr. Gillings serves on several other boards and councils, including ICAgen, Inc.; the UNC School of Public Health Dean’s Advisory Council; the Graduate Education Advancement board of UNC; the North Carolina Institute of Medicine; and the UNC Health Care Systems. He formerly served as the founding Chairman of the Association of Clinical Research Organizations, a Washington-based trade group formed in 2002. Dr. Gillings received a diploma in Mathematical Statistics from Cambridge University in 1967 and a Ph.D. in Mathematics from the University of Exeter, England, in 1972. He served for more than 15 years as a professor at the University of North Carolina at Chapel Hill and received the Honorary Degree of Doctor of Science from the University in May 2001.

      James L. Bierman has served as a Director and our Executive Vice President and Chief Financial Officer since the Pharma Services transaction. In January 2004, Mr. Bierman announced his intention to retire from this position. To help ensure a smooth transition of his responsibilities, Mr. Bierman has agreed, pursuant to an amended employment agreement, to remain in his position until June 30, 2004, if necessary. Prior to the Pharma Services transaction, Mr. Bierman had served as our Chief Financial Officer since February 2000. Mr. Bierman joined us in June 1998 as Senior Vice President of Corporate Development and had global responsibility for all mergers, acquisitions, strategic investments, and joint ventures. Prior to joining us, Mr. Bierman spent 22 years with Arthur Andersen, LLP, working with a diversified base of companies solving complex business problems, whether operational, financial, or accounting-related in nature. He is a member of both the North Carolina Association of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Bierman received his Bachelor of Arts in Economics/ History from Dickinson College and received his MBA from Cornell University’s Johnson Graduate School of Management.

      John S. Russell has served as our Executive Vice President, General Counsel and Chief Administrative Officer since the Pharma Services transaction. Prior to the Pharma Services transaction, Mr. Russell had served as our General Counsel since 1998. Mr. Russell’s duties include acting as General Counsel, Board Secretary and manager of global Quality Assurance and Regulatory Matters as well as Government Relations. Previously, he also served as our Head of Global Human Resources. Prior to joining us in 1998, Mr. Russell practiced law for 12 years in the Research Triangle Park area of North Carolina, concentrating in the creation and acquisition of high technology and life sciences companies, and worked for four years at Houghton Mifflin Company in New York. He has served as a director of public and private companies and as Board Secretary of the Association of Clinical Research Organizations. Mr. Russell holds degrees from the University of North Carolina at Chapel Hill (B.A., 1977), Columbia University (M.A., 1978), and Harvard Law School (J.D., 1985).

      Ronald J. Wooten has served as our Executive Vice President, Corporate Development since June 2003. Mr. Wooten joined us in July 2000 as Senior Vice President, Finance to manage the formation of the PharmaBio Development Group and to contribute to the execution of our merger and acquisition and corporate finance strategies. Mr. Wooten’s previous experience includes nine years with First Union Securities, now Wachovia Securities, Inc., where Mr. Wooten most recently served as a Managing Director in Investment Banking. His capital markets and corporate finance experience includes mergers and acquisitions, public and private equity finance and fixed income advisory. Mr. Wooten earned his Bachelors degree in Chemistry from the University of North Carolina at Chapel Hill and a Masters degree in Finance from Boston University.

      Oppel Greeff, M.D. has served as our President of Global Product Development since 2002. Prior to his current position, Dr. Greeff worked in various capacities within our Africa-India region. Before joining us, Dr. Greeff founded or co-founded several corporations, including PharmaNet, Inc., a retail pharmacy franchise. Dr. Greeff received an M.D. in Psychiatry at the University of Natal. Dr. Greeff also received his MpharmMed and MBChB degrees from the University of Pretoria.

      Richard M. Cashin, Jr. has served as a Director since the Pharma Services transaction. Mr. Cashin is the Managing Partner of One Equity, the private equity arm of Bank One Corporation. One Equity manages $3.5 billion of investments and commitments. Prior to joining One Equity, Mr. Cashin was at Citicorp Venture Capital from 1980 to 2000 (President 1994 — 2000), where he led investments in approximately 100 companies. Mr. Cashin serves on the board of directors of Titan International, Inc., Delco Remy International Inc. and Fairchild Semiconductor International Inc. Mr. Cashin received his MBA from Harvard Business School.

      Clateo Castellini has served as a Director since January 2004. Mr. Castellini served as the Chairman, President & CEO of Becton, Dickinson and Company from 1994 until 1999 and also served as the Chairman of its board of directors from 1999 until 2003 and continues to serve as Director Emeritus. Prior to joining Becton Dickinson and Company, Mr. Castellini served in various management positions at Dow-Lepetit Pharmaceuticals, a subsidiary of the Dow Chemical Company. Mr. Castellini has also served as a director for Bestfoods, Inc., a leading manufacturer of food products in the United States and Canada, from 1997 until 1999 and currently serves on the board of directors of A-Bio Pharma Pte. Ltd, a biologics contract manufacturer located in Singapore and EDB and A-Bio, two other companies located in Singapore. Mr. Castellini received a degree from Bocconi University in Milano, Italy and an MBA from Harvard Business School.

      Jonathan J. Coslet has served as a Director since the Pharma Services transaction. Mr. Coslet is a Senior Partner of Texas Pacific Group. responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining Texas Pacific Group in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. From 1987 to 1989, Mr. Coslet worked at Drexel Burnham Lambert. Mr. Coslet serves on the boards of directors of Oxford Health Plans, Inc., Petco Animal Supplies, Inc., Endurance Specialty Holdings Ltd., and J.Crew Group, Inc. Mr. Coslet received his MBA from Harvard Graduate School of Business Administration in 1991, where he was a Baker Scholar and a Loeb Fellow. Mr. Coslet received his Bachelor of Science in Economics (Finance) from the University of Pennsylvania Wharton School, where he was Valedictorian, summa cum laude, a Gordon Fellow, and a Steur Fellow.

      Jack M. Greenberg has served as a Director since January 2004. At the end of 2002, Mr. Greenberg retired as Chairman and Chief Executive Officer of McDonald’s Corporation. Mr. Greenberg has served as McDonald’s Chairman since May 1999 and its Chief Executive Officer since August 1998. Mr. Greenberg served as McDonald’s President from August 1998 to May 1999, and as its Vice-Chairman from December 1991 to 1998. Mr. Greenberg also served as Chairman (from October 1996) and Chief Executive Officer (from July 1997) of McDonald’s USA, a division of McDonald’s Corporation until August 1998. Mr. Greenberg is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society and the Chicago Bar Association. Mr. Greenberg is a director of The Allstate Corporation, Abbott Laboratories, First Data Corporation, Hasbro, Inc. and Manpower, Inc. Mr. Greenberg is also a member of the board of trustees of Ronald McDonald House Charities, DePaul University, where he previously served as Chairman, the Field Museum, the Chicago Symphony Orchestra and the Institute of International Education. Mr. Greenberg is a graduate of DePaul University’s School of Commerce and School of Law.

      Robert A. Ingram has served as a Director since February 2004. Mr. Ingram has been the Vice Chairman of Pharmaceuticals of GlaxoSmithKline plc since January of 2003. Mr. Ingram was the Chief Operating Officer and President, Pharmaceutical Operations of GlaxoSmithKline plc from January 2001 to January 2003. Mr. Ingram was Chief Executive of Glaxo Wellcome plc from October 1997 to December 2000 and Chairman of Glaxo Wellcome Inc., Glaxo Wellcome plc’s U.S. subsidiary, from January 1999 to December 2000. Mr. Ingram was Chairman, President and Chief Executive Officer of Glaxo Wellcome plc from October 1997 to January 1999. Mr. Ingram serves on the board of directors of Edwards Life Sciences, Lowe’s Companies, Inc., Misys plc, Molson Inc., Nortel Networks, OSI Pharmaceuticals, Valent Pharmaceuticals International and Wachovia Corporation. Mr. Ingram received his Bachelor of Science in Business Administration from Eastern Illinois University.

      S. Iswaran has served as a Director since November 2003. Mr. Iswaran is the Managing Director at Temasek Holdings (Pte) Ltd. Mr. Iswaran was previously Director (Strategic Development) at Singapore Technologies Pte Ltd. Prior to that, Mr. Iswaran was Director for Trade in the Ministry of Trade & Industry. Mr. Iswaran is a Member of Parliament of the West Coast GRC of Singapore. Mr. Iswaran serves on the board of directors of Sunningdale Precision Industries Ltd, SembCorp Industries Ltd, Hyflux Ltd and SciGen Ltd. Mr. Iswaran graduated with a Bachelor of Economics (First Class Honours) from the University of Adelaide, Australia, in 1986 and a Master of Public Administration from Harvard University in 1995.

      Jacques Nasser has served as a Director since September 2003. Mr. Nasser is a Senior Partner with One Equity and also serves as the Non-Executive Chairman of Polaroid Corporation, the instant-imaging company based in Waltham, Mass., which was acquired by an affiliate of One Equity in July 2002 following Polaroid’s voluntary bankruptcy filing in 2001. Mr. Nasser also serves on the International

Advisory board of Allianz AG and on the board of directors of News Corporation’s British Sky Broadcasting Group. Prior to joining One Equity, Mr. Nasser served as the President Chief Executive Officer of Ford Motor Company, Inc. from January 1999 until October 2001 and served as a member of Ford’s board of directors from 1998 until 2001. Mr. Nasser’s 33-year career with Ford covered a variety of positions and assignments including senior leadership responsibilities in Europe, Australia, Asia and South America. Mr. Nasser also oversaw the growth and acquisition of Jaguar, Aston Martin, Volvo, Land Rover and Hertz. Mr. Nasser holds an honorary Doctorate and a Business degree from the Royal Melbourne Institute of Technology.

      James S. Rubin has served as Director since September 2003. Mr. Rubin is a Partner with One Equity. Prior to joining One Equity, Mr. Rubin was a Vice President with Allen & Company, Incorporated, a New York investment bank specializing in media and entertainment transactions and advisory work. From 1996 to 1998, he held a number of senior positions with the Federal Communications Commission under Chairman Reed Hundt, including Executive Director of the Education Technology Task Force and General Counsel to the Chief of the Wireless Bureau. Mr. Rubin received his Bachelor of Arts in History from Harvard University and received his Juris Doctor from Yale Law School.

Nomination of Directors

      Pharma Services entered into a stockholders agreement in connection with the Pharma Services transaction that requires each stockholder who is party to that agreement to vote his/her/its respective shares of common stock of Pharma Services in favor of ten nominees to the board of directors of Pharma Services. The stockholders agreement also provides that the constituents on our board of directors and the committees thereof are the same as Pharma Services. Each stockholder has agreed to vote all shares for the following directors: (i) one individual to be designated by Dr. Gillings, who is currently Dr. Gillings; (ii) three individuals to be designated by One Equity, whom are currently Messrs. Cashin, Nasser and Rubin; (iii) one member of management who shall be the chief financial officer until a chief executive officer (other than Dr. Gillings) or a new chief operating officer is hired, who is currently Mr. Bierman; (iv) two individuals who are not affiliates or associates of any stockholder or employee of Pharma Services or any of its subsidiaries that are initially mutually designated by One Equity, Dr. Gillings, Temasek and TPG and thereafter by the Compensation and Nominations Committee of the board of directors, whom are currently Messrs. Greenberg and Ingram; (v) two individuals to be designated by Temasek, whom are currently Messrs. S. Iswaran and Castellini; and (vi) one individual to be designated by TPG, who is currently Mr. Coslet. In addition, the Pharma Services Plan requires each holder of shares of Pharma Services common stock issued under the Pharma Services Plan to vote in the election of directors as directed by the Pharma Services board of directors, which shall be consistent with the provisions of the stockholders agreement. The rollover agreements entered by certain of our executive officers (among others) in connection with the Pharma Services transaction include similar provisions.

      Our board has determined that Mr. Greenberg is an independent director who qualifies as an audit committee financial expert, as that term is defined in Item 401(h) of Regulation S-K. The board also has determined that Messrs. Rubin and Coslet, who serve with Mr. Greenberg on the Audit Committee, also qualify as audit committee financial experts. As to Messrs. Rubin and Coslet, who serve as board representatives for One Equity and TPG, respectively, the board made no determination of their independence and without that determination, they should not be assumed to be independent.

Code of Ethics

      Our executive officers are subject to a code of ethics that complies with standards mandated by the Sarbanes-Oxley Act of 2002. The complete code of ethics is available on our website at www.quintiles.com. At any time it is not available on our website, we will provide a copy upon written request made to our Corporate Communication Department, at 4709 Creekstone Drive, Suite 200, Durham, North Carolina 27703-8411. Information on our website is not part of this report. If we amend or grant any waiver from a provision of our code of ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.quintiles.com or by filing a Current Report on Form 8-K.

Section 16(a) — Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our executive officers, directors and greater-than 10% shareholders to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2003, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than-10% shareholders were fulfilled during 2003 in a timely manner. No Forms 5 were required to be filed with respect to fiscal year 2003.

Item 11.	Executive Compensation

      The following table shows the annual and long-term compensation paid to or accrued by us for the two individuals serving as Chief Executive Officer and the next four most highly compensated executive officers during the year ended December 31, 2003 (collectively, the “named executive officers”) for services rendered to us during the fiscal years indicated.

Summary Compensation Table

		Annual Compensation						Long Term Compensation

										Number of Shares of
										Common Stock
										Underlying Options
								Restricted
Name and						Other Annual		Stock				Pharma	All Other
Principal Position	Year	Salary		Bonus		Compensation		Awards		Quintiles(3)		Services	Compensation

Dennis B. Gillings(1)	2003	$706,061		$0		$—	(2)	—		242,692	(4)	—	$1,705,704	(5)
Executive Chairman And	2002	600,000	(6)	80,067			(2)			339,733	(7)		847,422	(8)
Chief Executive Officer	2001	600,000	(9)	31,875	(10)		(2)			372,323	(11)		724,318	(12)
James L. Bierman	2003	$371,000		$92,750		$—	(2)	—		97,076		—	$595,235	(13)
Executive Vice President,	2002	365,750		65,956			(2)			144,387			5,782	(14)
Chief Financial Officer	2001	368,749		12,031			(2)			106,470			9,332	(15)
John S. Russell	2003	$316,227	(16)	$709,000		$—	(2)	$0	(17)	97,076		225,000	$590,587	(18)
Executive Vice President,	2002	283,250	(19)	24,694			(2)			142,743			9,663	(20)
General Counsel, and	2001	271,248	(21)	9,453	(22)		(2)			95,800	(23)		9,332	(24)
Chief Administrative Officer
Ronald J. Wooten(25)	2003	$295,833	(26)	$825,000		$—	(2)	$0	(27)	54,363		225,000	$252,288	(28)
Executive Vice President, Corporate Development
Oppel Greeff(29)	2003	$333,864	(30)	$690,000		$50,914	(31)	$0	(32)	97,076		225,000	$389,053	(33)
President of Global Product Development
Pamela J. Kirby(34)	2003	$471,224		$144,375	(35)	$—	(2)	—		169,884		—	$4,908,285	(36)
Former Chief Executive	2002	570,625		63,463	(37)		(2)			237,813			1,413	(38)
Officer	2001	412,047		24,063	(39)		(2)			1,127,703	(40)		1,342	(41)

(1)	Dr. Gillings became our Executive Chairman and Chief Executive Officer effective September 25, 2003.

(2)	Perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of salary and bonus compensation for the named executive officer.

(3)	In connection with the Pharma Services transaction, all options to purchase shares of our common stock, or the Quintiles options, became fully vested and exercisable. Messrs. Russell and Wooten and Dr. Greeff were each given the opportunity to roll over the “in-the-money value” of their Quintiles options for a combination of shares of common stock and Series A Preferred Stock of Pharma Services, referred to as the Pharma Services Units. The “in-the-money value” of such options means the excess of $14.50 over the exercise price of the option to purchase shares of our common stock, multiplied by the number of shares subject to each such option, less any applicable withholding taxes. Messrs. Russell and Wooten and Dr. Greeff elected to roll over $300,000, $232,028 and $361,569, respectively, of the “in-the-money value” of their Quintiles options to acquire Pharma Services Units. See “Management Agreements” below. Apart from the rollover arrangements described above, in connection with the Pharma Services transaction, Dr. Gillings rolled over $1,456,768 of the value of his Quintiles options (other than those options issued to Dr. Gillings for the use of his plane) to acquire Pharma Services Units. Quintiles options held by named executive officers prior to the Pharma Services transaction and not rolled over for Pharma Services Units, including those held by Dr. Kirby and Mr. Bierman, were canceled in exchange for a cash payment equal to the “in-the-money value” of such options. The value of the Quintiles options rolled over in the Pharma Services transaction is reflected in the “All Other Compensation” column. See “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” under this Item 11 and “Certain Relationships and Related Transactions” under Item 13 for additional details regarding Quintiles options held by the named executive officers that were canceled in the Pharma Services transaction.

(4)	In 2003, Dr. Gillings used his own airplane to provide extensive business-related travel services for himself and other of our employees. To reimburse Dr. Gillings for the use of his plane prior to the Pharma Services transaction, we made cash payments of $2,328,724, which is in addition to the amounts shown in the table. In addition, on March 17, 2003, we granted Dr. Gillings Quintiles options with an aggregate Black-Scholes value of approximately $350,000. These options to purchase 49,869 shares at an exercise price of $12.27 per share are not included in the table because they were not treated as long-term compensation. To reimburse Dr. Gillings for the use of his plane after the Pharma Services transaction, we made a cash payment of $1,096,455, which is in addition the amounts shown in the table. See “Certain Relationships and Related Transactions” under Item 13 for additional information regarding these arrangements.

(5)	Includes $5,625 of matching contributions under the 401(k) Plan, $105 of estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $240,884 for the present value of the benefit to Dr. Gillings of the premiums we paid in prior years under a split-dollar life insurance arrangement (we paid no premiums in 2003) (see “Certain Relationships and Related Transactions” under Item 13 for additional information), $2,322 of other life insurance premiums we paid, and $1,456,768 related to the cancellation of options (other than those options issued to Dr. Gillings for the use of his plane) in connection with the Pharma Services transaction, all of which Dr. Gillings used to acquire Pharma Services Units.

(6)	Includes $540,000 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(7)	In 2002, Dr. Gillings used his own plane to provide extensive business-related travel services for himself and other of our employees. To reimburse Dr. Gillings for these services, the Human Resources and Compensation Committee of our former board of directors authorized cash payments up to approximately $1.4 million, which is in addition to the amounts shown in this table. We also granted Quintiles options to Dr. Gillings with an aggregate Black-Scholes value of approximately $1.4 million in quarterly installments with an exercise price on March 31, 2002 of $17.75 per share; on June 15, 2002 of $13.09 per share; on September 16, 2002 of $9.76 per share; and on December 16, 2002 of $12.11 per share. These options to purchase 190,250 shares are not included in the table because they were not treated as long-term compensation.

(8)	Includes $1,688 of matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $158 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan, $843,255 for the present value of the benefit to Dr. Gillings of the premiums we paid under a split-dollar life insurance arrangement, and $2,321 of other life insurance premiums we paid.

(9)	Includes $540,000 deferred during 2001 pursuant to our Elective Deferred Compensation Plan.

(10)	Includes $31,875 relating to bonus payable for 2001 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(11)	Includes 8,281 shares subject to options granted pursuant to the 2001 bonus. In 2001, Dr. Gillings used his own plane to provide extensive business-related travel services for himself and other of our employees. To reimburse Dr. Gillings for these services, the Human Resources and Compensation Committee authorized cash payments up to $1.4 million, which is in addition to the amounts shown in this table. We also granted Quintiles options to Dr. Gillings with an aggregate Black-Scholes value of $1.4 million in quarterly installments with an exercise price on March 31, 2001 of $18.875 per share; on June 30, 2001 of $25.25 per share; on September 30, 2001 of $14.60 per share; and on December 31, 2001 of $16.05 per share. These options are included in the table as long-term compensation.

(12)	Includes $2,700 of matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $869 for the estimated value of forfeitures allocated under, as well as $1,228 in interest under, the ESOP portion of the ESOP and 401(k) Plan, $717,199 for the present value of the benefit to Dr. Gillings of the premiums we paid under a split-dollar life insurance arrangement, and $2,322 in other life insurance premiums we paid.

(13)	Includes $8,533 of matching contributions under the 401(k) Plan, $105 for the estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $1,242 in life insurance premiums, $580,632 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, and $4,723 in disqualifying dispositions under the Employee Stock Purchase Plan as a result of the Pharma Services transaction.

(14)	Includes $3,938 in matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $602 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan, and $1,242 in life insurance premiums.

(15)	Includes $7,650 in matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $869 for the estimated value of forfeitures allocated under, as well as $3 in interest under, the ESOP portion of the ESOP and 401(k) Plan, and $810 in life insurance premiums.

(16)	Includes $15,215 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(17)	Pharma Services granted Mr. Russell the right to purchase 450,000 shares of its restricted common stock, at a purchase price of $0.2438, or fair market value, per share. $0 represents the dollar value at the date of the grant, less the amounts paid by Mr. Russell for the award. The aggregate fair market value of the shares at the time of grant and at the end of fiscal year 2003 was $109,710, or the equivalent of the aggregate purchase price paid by Mr. Russell for the restricted shares.

(18)	Includes $9,000 in matching contributions under the 401(k) Plan, $105 for the estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $1,225 in life insurance premiums, $579,110 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, $300,000 of which Mr. Russell used to acquire Pharma Services Units, and $1,147 in disqualifying dispositions under the Employee Stock Purchase Plan as a result of the Pharma Services transaction.

(19)	Includes $28,325 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(20)	Includes $8,250 in matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $603 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan, and $810 in life insurance premiums.

(21)	Includes $27,125 deferred during 2001 pursuant to our Elective Deferred Compensation Plan.

(22)	Includes $945 relating to bonus payable for 2001 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(23)	Includes 2,456 shares subject to Quintiles options granted pursuant to the 2001 bonus.

(24)	Includes $7,650 in matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $869 for the estimated value of forfeitures under, as well as $3 in interest under, the ESOP portion of the ESOP and 401(k) plan, and $810 in life insurance premiums.

(25)	Mr. Wooten became the Company’s Executive Vice President, Corporate Development in June 2003. We have not provided information about any compensation paid to Mr. Wooten for any periods in which he did not serve as an executive officer.

(26)	Includes $28,490 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(27)	Pharma Services granted Mr. Wooten the right to purchase 450,000 shares of its restricted common stock, at a purchase price of $0.2438, or fair market value, per share. $0 presents the dollar value at the date of the grant, less the amounts paid by Mr. Wooten for the award. The aggregate fair market value of the shares at the time of grant and at the end of fiscal year 2003 was $109,710, or the equivalent of the aggregate purchase price paid by Mr. Wooten for the restricted shares.

(28)	Includes $9,000 in matching contributions under the 401(k) Plan, $105 for the estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $850 in life insurance premiums, and $242,333 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, $232,028 of which Mr. Wooten used to acquire Pharma Services Units.

(29)	Dr. Greeff became an executive officer in 2003. We have not provided information about any compensation paid to Dr. Greeff for any periods in which he did not serve as an executive officer.

(30)	Includes $44,291 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(31)	Includes $40,000 for housing allowance, $10,164 for automobile allowance and $750 for tax preparation services.

(32)	Pharma Services granted Dr. Greeff the right to purchase 450,000 shares of its restricted common stock, at a purchase price of $0.2438, or fair market value, per share. $0 represents the dollar value at the date of the grant, less the amounts paid by Dr. Greeff for the award. The aggregate fair market value of the shares at the time of grant and at the end of fiscal year 2003 was $109,710, or the equivalent of the aggregate purchase price paid by Dr. Greeff for the restricted shares.

(33)	Includes $9,000 in matching contributions under the 401(k) Plan, $105 for estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $2,322 in life insurance premiums, and $377,626 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, $361,569 of which Dr. Greeff used to acquire Pharma Services Units.

(34)	Dr. Kirby resigned as Chief Executive Officer effective September 25, 2003.

(35)	Includes $142,282 relating to bonus deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(36)	Includes $983 in life insurance premiums, $756,822 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, and $4,150,480 in severance pay.

(37)	Includes $62,543 relating to bonus payable for 2002 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(38)	Includes $603 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan and $810 in life insurance premiums.

(39)	Includes $24,063 relating to bonus payable for 2001 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(40)	Includes 3,126 shares subject to Quintiles options granted pursuant to the 2001 bonus.

(41)	Includes $869 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) plan, and $473 in life insurance premiums.

Option Grants In Last Fiscal Year

Quintiles Transnational Corp.

      The following table reflects the Quintiles options granted during the past fiscal year to the named executive officers pursuant to our 2002 Stock Option Plan, Equity Compensation Plan and Nonqualified Stock Option Plan. No stock appreciation rights were granted to the named executive officers during 2003. Immediately prior to the effective time of the Pharma Services transaction, we took all actions necessary so that each outstanding option granted under any of our option plans became fully vested and exercisable immediately prior to the effective time of the Pharma Services transaction. We also canceled any option to purchase shares of our common stock (other than options held by Pharma Services or its subsidiaries) that was not exercised prior to completion of the Pharma Services transaction in exchange for the right to receive cash in an amount equal to the “in-the-money value” of the options. Following the Pharma Services transaction, each of these plans was terminated.

	Individual Grants					Potential
						Realizable Value
			Percent of			at Assumed
			Total			Annual Rates of
	Number of		Options			Stock Price
	Securities		Granted to	Exercise		Appreciation for
	Underlying		Employees in	or Base		Option Term(1)
	Options		Fiscal	Price Per	Expiration
Name	Granted		Year(2)	Share($)	Date(3)	5%($)	10%($)

Dennis B. Gillings	89,052	(4)	1.8%	12.27	03/17/2013	N/A	N/A
	49,869	(4)	1.0%	12.27	03/17/2013	N/A	N/A
	79,011	(5)	1.6%	14.23	06/16/2013	N/A	N/A
	74,629	(6)	1.5%	14.42	09/15/2013	N/A	N/A
James L. Bierman	35,621	(4)	0.7%	12.27	03/17/2013	N/A	N/A
	31,604	(5)	0.6%	14.23	06/16/2013	N/A	N/A
	29,851	(6)	0.6%	14.42	09/15/2013	N/A	N/A
John S. Russell	35,621	(4)	0.7%	12.27	03/17/2013	N/A	N/A
	31,604	(5)	0.6%	14.23	06/16/2013	N/A	N/A
	29,851	(6)	0.6%	14.42	09/15/2013	N/A	N/A
Ronald J. Wooten	19,948	(4)	0.4%	12.27	03/17/2013	N/A	N/A
	17,698	(5)	0.4%	14.23	06/16/2013	N/A	N/A
	16,717	(6)	0.3%	14.42	09/15/2013	N/A	N/A
Oppel Greeff	35,621	(4)	0.7%	12.27	03/17/2013	N/A	N/A
	31,604	(5)	0.6%	14.23	06/16/2013	N/A	N/A
	29,851	(6)	0.6%	14.42	09/15/2013	N/A	N/A
Pamela J. Kirby	62,336	(4)	1.3%	12.27	03/17/2013	N/A	N/A
	55,308	(5)	1.1%	14.23	06/16/2013	N/A	N/A
	52,240	(6)	1.1%	14.42	09/15/2013	N/A	N/A

(1)	All outstanding options were canceled September 25, 2003 in connection with the Pharma Services transaction so there is no potential realizable gain.

(2)	Options to purchase an aggregate of 4,898,293 shares were granted to employees during 2003 prior to the Pharma Services transaction.

(3)	All outstanding options were canceled on September 25, 2003, irrespective of their expiration date.

(4)	Nonqualified stock options granted March 17, 2003.

(5)	Nonqualified stock options granted June 16, 2003.

(6)	Nonqualified stock options granted September 15, 2003.

Option Grants In Last Fiscal Year

Pharma Services Holding, Inc.

      The following table reflects the options to purchase shares of common stock of Pharma Services granted during the past fiscal year to the named executive officers pursuant to the Pharma Services Plan. No stock appreciation rights were granted to the named executive officers during 2003. Each option will terminate upon the tenth anniversary of the date of grant. However, except as provided in a grant certificate, upon the grantee’s termination of employment with Pharma Services and its subsidiaries for any reason, (1) options that are not then vested and exercisable shall immediately terminate, and (2) options that are vested and exercisable shall generally remain exercisable until, and terminate upon, the 91st day following such termination of employment (or the 366th day following such termination where such termination is by reason of death, or a disability, retirement or redundancy that is approved by the Compensation and Nominations Committee); provided, however, that if such termination is for cause, as defined in the Pharma Services Plan, or following such termination the grantee violates a restrictive covenant, as defined in the Pharma Services Plan, all options will terminate immediately.

	Individual Grants
					Potential Realizable
		Percent of			Value at Assumed
		Total			Annual Rates of
	Number of	Options			Stock Price
	Securities	Granted to	Exercise		Appreciation for
	Underlying	Employees in	or Base		Option Term(1)
	Options	Fiscal	Price Per	Expiration
Name	Granted	Year(2)	Share($)	Date	5%($)	10%($)

Dennis B. Gillings	0	N/A	N/A	N/A	N/A	N/A
James L. Bierman	0	N/A	N/A	N/A	N/A	N/A
John S. Russell	225,000 (3)	6.7%	14.50	11/14/2013	0	0
Ronald J. Wooten	225,000 (4)	6.7%	14.50	11/05/2013	0	0
Oppel Greeff	225,000 (5)	6.7%	14.50	12/06/2013	0	0
Pamela J. Kirby	0	N/A	N/A	N/A	N/A	N/A

(1)	Potential realizable value of each grant is calculated assuming that market price of the underlying security appreciates at annualized rates of 5% and 10%, respectively, over the respective term of the grant. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Pharma Services common stock, which was $0.2438 on December 31, 2003, increasing to $0.40 and $0.63 per share, respectively, for the options expiring November 5, 2013, November 14, 2013 and December 6, 2013. Because the exercise price per share of $14.50 is significantly greater than these appreciated prices, at stock price appreciation rates of both 5% and 10%, the options will have potential realizable values of zero.

(2)	Options to purchase an aggregate of 3,350,000 shares of Pharma Services common stock were granted to employees during 2003.

(3)	Nonqualified options granted November 14, 2003. Shares subject to the options granted vest over the next five years, with 20% of such shares vesting on September 25 of each year beginning September 25, 2004.

(4)	Nonqualified options granted November 5, 2003. Shares subject to the options granted vest over the next five years, with 20% of such shares vesting on September 25 of each year beginning September 25, 2004.

(5)	Nonqualified options granted December 6, 2003. Shares subject to the options granted vest over the next five years, with 20% of such shares vesting on September 25 of each year beginning September 25, 2004.

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year End Option Values
Quintiles Transnational Corp.

      None of the named executive officers exercised Quintiles options in 2003. All Quintiles options were canceled on September 25, 2003 in connection with the Pharma Services transaction. Thus, there were no unexercised Quintiles options at fiscal year end. The following table provides information about the cancellation of the named executive officers’ Quintiles options, including the amounts they rolled over, if any, to acquire Pharma Services Units.

	Shares Underlying		Amount Used To
	Canceled Quintiles	Value	Purchase Pharma
Name	Options (#)	Realized($)	Services Units($)

Dennis B. Gillings	1,249,076	2,221,568	2,221,568
James L. Bierman	368,635	580,632	N/A
John S. Russell	366,022	579,110	300,000
Ronald J. Wooten	118,291	242,333	232,028
Oppel Greeff	211,966	377,626	361,569
Pamela J. Kirby	366,534	756,822	N/A

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year End Option Values
Pharma Services Holding, Inc.

      As indicated by the following table, no options to purchase shares of Pharma Services common stock were exercised by the named executive officers during 2003. Further, none of such options were in-the-money on December 31, 2003.

Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised In-the Money
	Acquired		Options at FY-End		Options at FY-End(1)
	On	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable($)	Unexercisable($)

Dennis B. Gillings	—	—	—	—	—	—
James L. Bierman	—	—	—	—	—	—
John S. Russell	—	—	—	225,000	0	0
Ronald J. Wooten	—	—	—	225,000	0	0
Oppel Greeff	—	—	—	225,000	0	0
Pamela J. Kirby	—	—	—	—	—	—

(1)	The value of the options is based upon the difference between the exercise price and the fair market value per share on December 31, 2003, $0.2438. As of December 31, 2003, shares of Pharma Services common stock were not publicly traded.

Director Compensation

      Prior to the Pharma Services transaction, each non-officer member of our board of directors received annually a grant of options to purchase shares of our common stock valued at $100,000 with the number of options determined in accordance with the Black-Scholes method. In addition, except as otherwise indicated below, each non-officer director received (1) an annual retainer of $24,000; (2) $1,000 for each board meeting attended in person or by teleconference; and (3) $500 for each committee meeting attended in person or by teleconference, each paid quarterly in cash. Committee chairs also received an extra $5,000 per year in compensation for their additional responsibilities. Each member of the Audit Committee received an additional $1,250 quarterly in light of increased responsibilities in the current public company environment. During 2003, each member of the Special Committee of outside directors that was formed in response to Pharma Services’ original October 2002 proposal to acquire us received $16,667 per month and the chair of the Special Committee received an additional $8,333 per month through September 25, 2003. We reimbursed each non-officer director for out-of-pocket expenses incurred in connection with the rendering of services as a director.

      Following the Pharma Services transaction, Messrs. Castellini, Greenberg and Ingram each will annually receive retainer fees of $40,000 (with an additional $1,000 for meetings attended in person and $500 for telephone meetings) for their service on the board of directors. Mr. Greenberg will receive an additional $10,000 retainer for his services as chair of the Audit Committee. Messrs. Ingram and Castellini will each receive $8,000 for their service as the chairs of the Compensation and Nominations Committee and Quality/ Regulatory Committee, respectively.

      In connection with their appointments to the Board of Directors, Pharma Services also provided Messrs. Castellini, Greenberg and Ingram an opportunity to purchase restricted shares of Pharma Services common stock, pursuant to the Pharma Services Plan, as well as an opportunity to purchase Pharma Services Units. Messrs. Castellini and Greenberg each purchased 50,000 restricted shares of Pharma Services common stock at an aggregate purchase price of $12,190 and 285 Pharma Services Units at an aggregate purchase price of $300,000. The restricted shares are subject to a right of repurchase exercisable by Pharma Services upon cessation of the director’s service on the board. Unvested restricted shares can be repurchased, under certain circumstances, at a price equal to the price per share paid by the director. Restricted shares that have vested and shares received upon the exercise of a vested option can also be repurchased, but at a price equal to the fair market value of such shares. The restricted shares vest over a period of five years of continued service on the board of directors by Messrs. Castellini and Greenberg. See “Equity Compensation Plans” under Item 12 of this Form 10-K for a detailed discussion of the terms and provisions of the Pharma Services Plan. The Pharma Services Units purchased by these directors are not subject to any vesting provisions or any reacquisition rights, however, such securities are subject to certain transfer restrictions, drag-along rights with respect to the sale of Pharma Services in certain circumstances, and voting requirements with respect to the election of members of the Pharma Services board of directors.

Employment Agreements

      We have entered into employment agreements with Dr. Gillings, Messrs. Bierman, Russell and Wooten and Drs. Greeff and Kirby. Except to the extent described below, the named executive officers are eligible to participate in any bonus, stock option, pension, insurance, medical, dental, 401(k), disability and other plans generally made available to our executives.

      Employment Agreement with Dr. Gillings. On September 25, 2003, in connection with the Pharma Services transaction, Dr. Gillings entered into a new employment agreement with us and Pharma Services to replace his then-existing employment agreement with us. The term of the new employment agreement commenced on September 25, 2003 and will continue until it is terminated pursuant to its terms. Under his new employment agreement, Dr. Gillings serves as our Executive Chairman and Chief Executive Officer for an annual base salary of $1.0 million, the opportunity to earn an annual cash bonus and certain other benefits, which include, without limitation:

•	participation in all of our general benefit programs and group health coverage for the respective lifetimes of Dr. Gillings and his wife;

•	reimbursement for expenses, at the rate of $10,794 per hour, related to the use of the airplane owned and operated by GF Management Company, Inc., or GFM, a company controlled by Dr. Gillings, for business- related travel (estimated to be approximately 700 hours per year); and

•	our agreement to modify, revise, and/or terminate, to the extent permitted by applicable law, certain insurance arrangements providing death benefits to Dr. Gillings and certain irrevocable life insurance trusts created by Dr. Gillings, as reasonably necessary or appropriate, in a manner that will ultimately result in death benefits no less favorable to the trusts and Dr. Gillings than those that would have been provided had such arrangements prior to September 25, 2003 remained in place without change.

Dr. Gillings serves as Executive Chairman and Chief Executive Officer of Pharma Services for no additional compensation.

      The employment agreement provides for severance payments to Dr. Gillings equal to 2.9 times his then current annual base salary and most recent annual bonus and for the continuation of benefits in the event Dr. Gillings’ employment is terminated by Dr. Gillings due to:

•	his permanent disability;

•	a material breach of the new employment agreement by us or by Pharma Services;

•	his improper termination by us for cause if cause is found not to exist;

•	a change in his position of Executive Chairman;

•	the consummation of an underwritten public offering of common stock of Pharma Services registered under the Securities Act that, together with the consummation of any other prior underwritten public offering of Pharma Services common stock, results in gross proceeds to Pharma Services of at least $100 million in the aggregate, or a Qualified Offering; or

•	a sale of securities representing at least 75% of the voting power of the common stock of Pharma Services or of all, or substantially all, of the assets of Pharma Services, each referred to as a Sale of Pharma Services, except when Dr. Gillings is one of the stockholders of Pharma Services holding a majority of the outstanding shares of Pharma Services common stock or votes in favor of such transaction;

or by us for any reason other than:

•	cause;

•	a Qualified Offering; or

•	a Sale of Pharma Services, except when Dr. Gillings is not one of the stockholders of Pharma Services holding a majority of the outstanding shares of Pharma Services common stock or if he does not vote in favor of such transaction.

Any severance payments we owe Dr. Gillings are to be paid in equal monthly installments during the three year period following the termination of his employment. The continuation of benefits applies for the three year period following the termination of his employment. If Dr. Gillings breaches any of the restrictive covenants (described immediately below) following his termination, then we are not obligated to provide him any severance benefits.

      The employment agreement includes certain restrictive covenants pursuant to which Dr. Gillings has agreed not to:

•	compete with us, Pharma Services or any of our subsidiaries in any geographic area in which we or they do business;

•	solicit or interfere with our, Pharma Services’ or any of our subsidiaries’ relationship with any person or entity doing business with us or them;

•	offer employment to any person employed by us, Pharma Services or any of our subsidiaries; or

•	disclose any of our confidential information

until the latest of (1) five years from the date of the Pharma Services transaction, (2) three years following the date he ceases to own any equity interest in us, Pharma Services, or any of our subsidiaries, and (3) three years from the date of his termination of employment. For so long as we require Dr. Gillings to comply with these restrictive covenants, we are required to pay him during the non-

competition period monthly amounts equal to his then-current annual base salary plus his most recent annual bonus divided by 12, provided however, that we are not required to make such payments during the three year period following termination if we are paying Dr. Gillings any severance payments described above.

      Letter Agreement with Mr. Bierman. Mr. Bierman was party to an employment agreement with us dated June 16, 1998 and amended on March 31, 2003. The terms of this employment agreement, except for certain restrictive covenants and indemnification provisions discussed below, were expressly superseded by the terms of a letter agreement entered into by us and Mr. Bierman on January 21, 2004.

      Pursuant to the letter agreement, Mr. Bierman will remain employed by us through June 30, 2004, however, we may relieve Mr. Bierman of his duties as Chief Financial Officer at any time without impacting his employment status. Prior to June 30, 2004, Mr. Bierman can only be terminated by us for his breach of the letter agreement, his failure to perform or gross negligence in the performance of his duties, or his conviction of certain crimes. Mr. Bierman will perform duties consistent with his position as Chief Financial Officer or the transition of his duties to his successor.

      Mr. Bierman received a lump sum signing bonus of $500,000 for his acceptance of the letter agreement. Until the termination of his employment, he will be paid a base salary at the annual rate of $550,000 and he will be able to continue in our benefit plans. If he remains employed until June 30, 2004, he may elect to continue to participate in our group health plan following his termination for the earlier of 18 months or until he becomes entitled to comparable group coverage. If Mr. Bierman remains employed with us through June 30, 2004, or if he dies or become disabled prior to that date, he will receive retention bonus payments in the aggregate amount of $4,215,502.

      By the terms of the letter agreement, the indemnification provisions and restrictive covenants in Mr. Bierman’s employment agreement, dated June 16, 1998 as amended on March 31, 2003, remain in full force and effect, except that the non-competition period is extended from 12 to 13 months following the termination of his employment. Thus, during his employment and for 13 months following his termination from employment, Mr. Bierman is prohibited from competing with us or our affiliates in any geographic area in which we do business, from soliciting or interfering with our relationship with any person or entity who is our customer or a customer of our affiliates, and from soliciting for or offering employment to any person who had been employed by us or our affiliates during the last year of his employment with us. Additionally, Mr. Bierman must refrain from disclosing our confidential information and trade secrets.

Employment Agreements With Messrs. Russell and Wooten and Dr. Greeff

      Our employment agreements with Messrs. Russell and Wooten and Dr. Greeff have substantially the same provisions.

      Mr. Russell’s employment agreement is dated December 3, 1998 and was amended on October 26, 1999 and November 14, 2003. His employment arrangement with us also is affected by three letters from Pharma Services to him, one dated September 12, 2003 relating to the acquisition of stock of Pharma Services by rolling over certain options to purchase shares of our common stock in connection with the Pharma Services transaction, and two letters dated November 3, 2003 relating to the acquisition of restricted stock and certain option grants under the Pharma Services Plan.

      Mr. Wooten’s employment agreement is dated July 25, 2000, was amended on November 5, 2003, and further amended on November 14, 2003. His employment arrangement with us also is affected by three letters from Pharma Services to him, one dated September 12, 2003 relating to the acquisition of stock of Pharma Services by rolling over certain options to purchase shares of our common stock in connection with the Pharma Services transaction, and two letters dated October 30, 2003 relating to the acquisition of restricted stock and certain option grants under the Pharma Services Plan.

      Dr. Greeff’s employment agreement is dated February 8, 2002, and was amended on November 17, 2003, and further amended on December 6, 2003. His employment arrangement with us also is affected by three letters from Pharma Services to him, one dated September 12, 2003 relating to the acquisition of restricted stock of Pharma Services by rolling over certain options to purchase shares of our common stock in connection with the Pharma Services transaction, and two letters dated October 30, 2003 relating to the acquisition of restricted stock and certain option grants under the Pharma Services Plan.

      Messrs. Russell and Wooten and Dr. Greeff, pursuant to their employment agreements with us, are each entitled to receive a monthly base salary of $33,333.33, to participate in our annual cash bonus plan, and to certain other benefits, including participation in all of our general benefit plans.

      Each of their employment agreements extends for successive one year terms. Each agreement may be terminated by us:

•	by 90 days’ written notice of our intent not to renew the agreement;

•	without cause upon 90 days’ written notice; or

•	immediately for cause, defined to include the executive’s death, disability, material breach of the agreement, acts or omissions that are materially harmful to our interests, or any other reason recognized as “cause” under applicable law.

The executive may terminate the agreement:

•	by 90 days’ written notice of intent not to renew;

•	without cause upon 90 days’ written notice; or

•	because of our material breach which is not cured within 30 days of receiving notice of the breach from him.

      If the executive’s employment is terminated by us by notice of non-renewal or without cause or by him because of our failure to cure our material breach, then, subject to his compliance with the non-competition, confidential information, intellectual property, and release provisions of the agreement, the executive will be entitled to severance payments for 36 months with each monthly payment being equal to 1.55 times his monthly rate of pay at the time of termination. In addition, he may continue to participate for 36 months in all of our benefit plans in which he participated on the termination date, unless he becomes eligible for comparable coverage. The December 6, 2003 amendment to Dr. Greeff’s agreement provides that the severance payments and benefits also will be payable, subject to his compliance with his obligations under the employment agreement, if his employment terminates prior to September 25, 2006 because of his death or disability. The payments will be reduced by any disability payments he receives from us.

      Each employment agreement provides for a bonus payable as soon as practicable following the occurrence of the Pharma Services transaction. Mr. Russell and Dr. Greeff each were entitled to a $500,000 bonus and Mr. Wooten was entitled to a $200,000 bonus. We paid these bonuses on December 31, 2003.

      The employment agreements contain certain restrictive covenants which prohibit the executive during his employment and for one year following the termination of his employment, from competing with us or our affiliates in any geographic area in which we do business, soliciting from or interfering with our relationship with any person or entity who is our customer or a customer of our affiliates, and from soliciting for or offering employment to any person who had been employed by us or our affiliates during his last year of employment. In addition, each executive must refrain from disclosing our confidential information and trade secrets.

      Employment Agreement with Dr. Kirby. Dr. Kirby was party to an employment agreement with us, dated March 13, 2001. Prior to the Pharma Services transaction, Dr. Kirby served as our Chief Executive Officer for a monthly base salary of $45,833.33, participation in our executive compensation plan, and certain other benefits, including participation in all of our general benefit plans. Dr. Kirby’s employment with us commenced as of April 2, 2001.

      Pursuant to the terms of her employment agreement, Dr. Kirby could choose to terminate her employment within 18 months following the Pharma Services transaction, with or without “good reason,” and receive certain severance payments and benefits. Dr. Kirby exercised her right to terminate her employment and resigned from her position as Chief Executive Officer of the Company on October 24, 2003. Dr. Kirby’s employment agreement provided for the following severance benefits:

•	severance payments equal to 2.99 times the amount of her most recent annual compensation, including the amount of her most recent annual bonus;

•	continuation of benefit plans in which she participated for 18 months following her resignation;

•	a lump sum payment of all amounts contributed to a company pension or retirement plan to which she was entitled under the terms of such plan; and

•	immediate vesting of any unvested stock options held by her and an extension of the exercise period for such options to the later of the expiration of the applicable exercise period or three years following the date of termination of employment.

We paid Dr. Kirby $4,150,480 in severance benefits in connection with her resignation. In connection with the Pharma Services transaction, all of Dr. Kirby’s options became fully vested and any unexercised options were canceled and exchanged for a right to a cash payment equal to the excess of $14.50 per share minus the applicable exercise price of the option, multiplied by the number of shares for which the option was exercisable immediately prior to cancellation, and minus any amounts required to be withheld for tax purposes.

      Dr. Kirby has certain continuing obligations to us, which include compliance with the non-compete and confidential information provisions of the employment agreement. Those continuing obligations prohibit her from competing with us or our affiliates in any geographic area in which we do business, from soliciting business from or interfering with our relationship with any person or entity who is a customer of us or our affiliates, and from soliciting for or offering employment to any person who had been employed by us or our affiliates during the last year of her employment. Additionally, she must refrain from disclosing any of our confidential information or trade secrets.

Special Bonus Arrangements

      In connection with the Pharma Services transaction, the Special Committee of our board of directors established a Special Bonus Plan to provide appropriate incentives to certain of our senior executives and to reward such senior executives for the additional burdens, above and beyond their normal duties, placed on them by the auction process. The Special Bonus Plan, as administered by the Special Committee, paid cash bonus payments to certain of our senior executives designated by the Special Committee, including Dr. Kirby and Messrs. Bierman, Russell and Wooten and Dr. Greeff. These individuals received cash bonus payments of $144,375, $92,750, $143,000, $125,000 and $124,000, respectively.

Acceleration of Stock Options in the Pharma Services Transaction.

      Immediately prior to the effective time of the Pharma Services transaction, we took all actions necessary so that each outstanding option granted under any of our option plans became fully vested and exercisable immediately prior to the effective time of the Pharma Services transaction. We also canceled any option to purchase shares of our common stock (other than options held by Pharma Services or its subsidiaries) that was not exercised prior to completion of the Pharma Services transaction in exchange for the right to receive cash in an amount equal to the “in-the-money value” of the options. The cash payment was to be made as soon as practicable after the holder surrendered all of the stock options held by the holder or delivered a written agreement or acknowledgment that all of the stock options held by the holder were canceled as a result of the Pharma Services transaction in exchange for the cash payment. Prior to the Pharma Services transaction, our management, other employees and directors held options to purchase shares of our common stock, many of which had exercise prices below $14.50 per share and could be accelerated by the Pharma Services transaction. As a result of the Pharma Services transaction, our then-current directors and executive officers (excluding Dr. Gillings, Messrs. Russell and Wooten, Dr. Greeff and Chester W. Douglass, one of our former directors) cashed out all of their Quintiles options for an aggregate payment of approximately $1,768,138. Dr. Gillings exchanged all of his Quintiles options including those granted to him for the use of this plane, with an aggregate value of $2,221,568, for equity securities of Pharma Services. Messrs. Russell and Wooten and Drs. Greeff and Douglass, cashed out a portion of their Quintiles options for an aggregate payment of approximately $318,845 and exchanged their remaining options with an aggregate value of approximately $1,038,597 for equity securities of Pharma Services.

Management Arrangements Relating to the Pharma Services Transaction

      Rollover by Executive Officers other than Dr. Gillings. In connection with the Pharma Services transaction, Messrs. Russell and Wooten and Dr. Greeff exchanged all or some portion of their respective shares of our common stock and Quintiles options for equity securities of Pharma Services. These officers did not receive any consideration from us for any such shares or options so exchanged in connection with the Pharma Services transaction. Messrs. Russell and Wooten and Dr. Greeff purchased 61,525, 47,585 and 390,009 shares of common stock of Pharma Services, respectively, and 285, 220 and 1,806 shares of preferred stock of Pharma Services, respectively, by exchanging all or a portion of their respective shares of our common stock and/or the “in-the-money value” of their Quintiles options outstanding immediately prior to the Pharma Services transaction. The Pharma Services securities purchased pursuant to these rollover arrangements are not subject to any vesting provisions or any reacquisition rights, provided however, that if during the 18 month period following the Pharma Services transaction, an executive resigns his position under circumstances which would entitle him to severance payments as a result of a change in control, Pharma Services will reacquire the Pharma Services securities in exchange for a cash payment equal to the purchase price. Such securities are subject to certain transfer restrictions, drag-along rights with respect to the sale of Pharma Services in certain circumstances, and voting requirements with respect to the election of members of the Pharma Services board of directors.

      Pharma Services Stock Incentive Plan Arrangements. Pharma Services has established a Stock Incentive Plan, referred to in this report as the Pharma Services Plan, under which each of Messrs. Russell and Wooten and Dr. Greeff purchased 450,000 restricted shares of Pharma Services’ common stock and was granted an option to purchase 225,000 shares of Pharma Services common stock. The restricted shares and shares received upon the exercise of vested options are subject to a right of repurchase exercisable by Pharma Services upon termination of the executive’s employment with us. Unvested restricted shares can be repurchased, under certain circumstances, at a price equal to the price per share paid by the employee. Restricted shares that have vested and shares received upon the exercise of a vested option can also be repurchased, but at a price equal to the fair market value of such shares. The restricted shares and options vest over a period of five years of continued employment from the date of grant. See “Equity Compensation Plans” under Item 12 of this Form 10-K for a detailed discussion of the terms and provisions of the Pharma Services Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

      On September 25, 2003, Pharma Services acquired all of our issued and outstanding common stock. Intermediate Holding currently owns 99.2% of our outstanding common stock with Pharma Services owning the remainder. Pharma Services was formed for purposes of the Pharma Services transaction by Dr. Gillings, our Executive Chairman, Chief Executive Officer and founder, and One Equity, the private equity arm of Bank One Corporation.

      Since we are an indirect wholly-owned subsidiary of Pharma Services, set forth below is certain information regarding the beneficial ownership of the outstanding preferred stock and common stock of Pharma Services. As of March 1, 2004, there were 523,282 shares of preferred stock and 126,776,446 shares of common stock of Pharma Services outstanding. Currently, there is only one series of preferred stock, Series A Redeemable Preferred Stock, authorized under Pharma Services’ certificate of incorporation. Shares of preferred stock have no voting rights except as required by law. Holders of shares of common stock are entitled to one vote per share in the election of directors and all other matters submitted to a vote of stockholders. The preferred stock will be senior in right of payment to the common stock. Shares of the preferred stock are subject to mandatory redemption on the earliest to occur of a sale of Pharma Services, an initial public offering with gross proceeds greater than $100 million and the 20th anniversary of the issue date, subject to the terms of our senior secured credit facility. Dividends on the preferred stock are cumulative and will initially accrue at the rate of 12% per annum.

      Notwithstanding the beneficial ownership of common and preferred stock presented below, a stockholders agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders agreement have agreed to vote their shares to elect the board of directors as set forth therein. See “Certain Relationships and Related Party Transactions” under Item 13 for a detailed description of the stockholders agreement.

      The following table sets forth certain beneficial ownership of Pharma Services of (1) each person or entity who is known to us to beneficially own more than 5% of Pharma Services common or preferred stock, (2) each of our named executive officers, (3) each of our directors, and (4) all of our directors and executive officers, in each case as of March 1, 2004. Our executive officers and directors are identical to those of Pharma Services and of Intermediate Holding. Beneficial ownership has been determined in accordance with the applicable rules and regulations of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options. Except as otherwise indicated, the address for each of the named individuals is 4709 Creekstone Drive, Riverbirch Building, Suite 200, Durham, North Carolina 27703.

	Common Stock		Preferred Stock
	(voting)		(non-voting)

	Number of		Number of
	Shares	Percent(1)	Shares	Percent(2)

One Equity Partners LLC(3)	45,416,357	35.82	210,377	40.20%
Temasek Holdings (Private) Limited(4)	18,457,752	14.56	85,500	16.34
TPG Advisors III, Inc.(5)	18,457,752	14.56	85,500	16.34
Dennis B. Gillings, Ph.D.(6)	24,943,777	19.68	89,045	17.02
James L. Bierman	—	—	—	—
John S. Russell(7)	511,525	*	285	*
Oppel Greeff(8)	840,009	*	1,806	*
Ronald Wooten(9)	497,585	*	220	*
Richard M. Cashin, Jr.(10)	45,293,306	35.73	209,807	40.09
Clateo Castellini(11)	111,525	*	285	*
Jonathan J. Coslet(12)	—	—	—	—
Jack M. Greenberg(13)	111,525	*	285	*
Robert A. Ingram(14)	—	—	—	—
S. Iswaran(15)	18,457,752	14.56	85,500	16.34
Jacques Nasser(16)	44,370,418	35.00	205,532	39.28
James S. Rubin(17)	44,288,384	34.93	205,152	39.20
Pamela J. Kirby	—	—	—	—
All directors and current executive officers as a group (13 persons)(18)	90,890,060	71.69%	387,089	74.11%

*	Less than 1%

(1)	The foregoing percentage amount is based upon 126,776,446 shares of common stock held as of March 1, 2004. This amount includes 7,888,500 shares of restricted common stock held by certain members of management and our Board of Directors under the Pharma Services Plan, which are subject to certain repurchase rights exercisable by Pharma Services.

(2)	The foregoing percentage amount is based upon 523,282 shares preferred stock outstanding as of March 1, 2004.

(3)	Includes 454,615 shares of common stock and 2,105 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity Partners, LLC. Includes 1,025,430 shares of common stock and 4,750 shares of preferred stock held by Mr. Cashin, the Chairman of One Equity, 102,543 shares of common stock and 475 shares of preferred stock held by Mr. Nasser, a senior partner at One Equity, and 20,508 shares of common stock and 95 shares of preferred stock held by Mr. Rubin, a partner of One Equity. One Equity disclaims beneficial ownership of the shares held by Messrs. Cashin, Nasser and Rubin. The principal business address of One Equity is 320 Park Avenue, 18th Floor, New York, New York 10022.

(4)	The shares of common stock and shares of preferred stock indicated as beneficially owned by Temasek Holdings (Private) Limited are directly held by Temasek Life Sciences Investments Private Limited. The foregoing entity is affiliated with Temasek Holdings (Private) Limited. The principal business address of Temasek Holdings (Private) Limited is 60 B. Orchard Road #06-18, Tower 2 The Atrium Orchard Singapore 238891.

(5)	The shares of common stock and shares of preferred stock indicated as beneficially owned by TPG Advisors III, Inc. are directly held by TPG Quintiles Holdco LLC. The foregoing entities are affiliated with TPG. The principal business address of TPG Advisors III, Inc. is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(6)	Includes 5,720,665 shares of common stock subject to a repurchase right exercisable by Pharma Services under certain circumstances (such restricted amount to be reduced to zero over a period of five years). Also, includes (i) 39,678 shares of common stock and 183 shares of preferred stock owned by Dr. Gillings’ daughter; (ii) 713,699 shares of common stock and 3,306 shares of preferred stock owned by the Gillings Family Limited Partnership, of which Dr. Gillings and his wife are the general partners; (iii) 42,227 shares of common stock and 195 shares of preferred stock owned by the GFEF Limited Partnership, of which Dr. Gillings is the general partner; (iv) 767,459 shares of common stock and 3,555 shares of preferred stock owned by Dr. Gillings’ wife; (v) 163,556 shares of common stock and 757 shares of preferred stock owned by the Gillings Family Foundation, of which Dr. Gillings is the general partner; and (vi) 1,000,000 shares of common stock owned by the Dennis B. Gillings Grantor Retained Annuity Trust, of which Dr. Gillings is trustee. Dr. Gillings shares voting and investment power over certain of these shares. Dr. Gillings disclaims beneficial ownership of all shares owned by his wife and daughter, all shares in the Gillings Family Limited Partnership, all shares in the Gillings Family Foundation, all shares owned by the GFEF Limited Partnership, and all shares in the Dennis B. Gillings Grantor Retained Annuity Trust, except to the extent of his interest therein.

(7)	Includes 61,525 shares of common stock and 285 shares of preferred stock, subject to repurchase rights exercisable by Pharma Services under certain circumstances during the 18 month period following the closing of the Pharma Services transaction. Also includes 450,000 shares of issued but restricted common stock subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(8)	Includes 390,009 shares of common stock and 1,806 shares of preferred stock held by The Oppel Greeff Family Trust subject to repurchase rights exercisable by Pharma Services under certain circumstances during the 18 month period following the closing of the Pharma Services transaction. Also includes 450,000 shares of issued but restricted common stock subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(9)	Includes 47,585 shares of common stock and 220 shares of preferred stock, subject to repurchase rights exercisable by Pharma Services under certain circumstances during the 18 month period following the closing of the Pharma Services transaction. Also includes 450,000 shares of issued restricted common stock subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(10)	Includes 43,813,259 shares of common stock and 202,951 shares of preferred stock held by One Equity Partners LLC, of which Mr. Cashin is Chairman. Includes 454,615 shares of common stock and 2,105 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Mr. Cashin disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The principal business address of Mr. Cashin is 320 Park Avenue, 18th Floor, New York, New York 10022.

(11)	Includes 61,525 shares of common stock and 285 shares of preferred stock, subject to repurchase rights exercisable by Pharma Services under certain circumstances during the 18 month period following the closing of the Pharma Services transaction. Also includes 50,000 shares of issued restricted stock subject to a repurchase right exercisable by Pharma Services under certain circumstances. The principal business address of Mr. Castellini is Via P. Verri, 1, 20121 Milano, Italy.

(12)	Mr. Coslet disclaims beneficial ownership of the shares held by TPG. The principal business address of Mr. Coslet is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(13)	Includes 61,525 shares of common stock and 285 shares of preferred stock, subject to repurchase rights exercisable by Pharma Services under certain circumstances during the 18 month period following the closing of the Pharma Services transaction. Also includes 50,000 shares of issued restricted stock subject to a repurchase right exercisable by Pharma Services under certain circumstances. The principal business address of Mr. Greenberg is 333 W. Wacker Drive, Suite 1015, Chicago, Illinois 60606.

(14)	The principal business address of Mr. Ingram is Five Moore Drive, Research Triangle Park, North Carolina 27709.

(15)	Includes 18,457,752 shares of common stock and 85,500 shares of preferred stock held by Temasek Holdings (Private) Limited, of which Mr. Iswaran is a Managing Director. Mr. Iswaran disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The principal business address of Mr. Iswaran is c/o Temasek Holdings (Private) Limited is 60 B. Orchard Road #06-18, Tower 2 The Atrium Orchard Singapore 238891.

(16)	Includes 43,813,259 shares of common stock and 202,951 shares of preferred stock held by One Equity Partners LLC, of which Mr. Nasser is a senior partner. Includes 454,615 shares of common stock and 2,105 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Mr. Nasser disclaims beneficial ownership of any shares held by either One Equity or OEP Co-Investors, except to the extent of his pecuniary interest therein. The principal business address of Mr. Nasser is 100 Bloomfield Hills Parkway, Suite 175, Bloomfield Hills, Michigan 48304.

(17)	Includes 43,813,659 shares of common stock and 202,951 shares of preferred stock held by One Equity Partners LLC, of which Mr. Rubin is a partner. Includes 454,615 shares of common stock and 2,105 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Mr. Rubin disclaims beneficial ownership of any shares held by either One Equity or OEP Co-Investors, except to the extent of his pecuniary interest therein. The principal business address of Mr. Rubin is 320 Park Avenue, 18th Floor, New York, New York 10022.

(18)	Includes shares of restricted common stock and beneficially owned shares as described in the preceding footnotes.

Equity Compensation Plans

      As of December 31, 2003, we do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The following table summarizes information regarding compensation plans (including individual compensation arrangements) under which the equity securities of our parent company, Pharma Services, are authorized for issuance as of December 31, 2003.

Number of
securities
	Number of	Weighted	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan Category	and rights(1)	rights	in column (a))(1)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	10,706,000 (2)	$14.50	3,746,208 (3)
Total	10,706,000	$14.50	3,746,208

(1)	Refers to shares of common stock of Pharma Services and options to purchase shares of common stock of Pharma Services. All amounts are as of December 31, 2003.

(2)	Includes 7,356,000 shares of restricted common stock of Pharma Services granted under the Pharma Services Plan and 3,350,000 shares issuable upon exercise of outstanding options granted under the Pharma Services Plan.

(3)	Includes 2,278,805 restricted shares and 1,467,403 options to purchase shares of common stock remaining for future issuance under the Pharma Services Plan.

Summary Description of the Pharma Services Plan

      On September 25, 2003, in connection with the closing of the Pharma Services transaction, Pharma Services adopted the Pharma Services Plan. Under the Pharma Services Plan, 14,452,208 shares of Pharma Services common stock are authorized for issuance in the form of shares or options. Shares may be vested or unvested. Options may be incentive stock options, or ISOs, or nonqualified options.

      The Pharma Services Plan is administered by the Compensation and Nominations Committee, or the Committee, which is composed entirely of directors who are not our employees. The Committee has broad discretion to determine, among other things, (1) the individuals to whom options and shares may be granted, (2) the terms and conditions of any option, including the exercise price, conditions relating to exercise and termination of the right to exercise, (3) whether shares shall be vested or unvested and the conditions pursuant to which any unvested shares shall become vested, (4) whether any option shall be an ISO or a nonqualified option. The Committee may grant options under the Pharma Services Plan to employees, directors and other service providers of ours and of our subsidiaries.

      Except as provided in a grant certificate, upon the grantee’s termination of employment with Pharma Services and its subsidiaries for any reason, (1) options that are not then vested and exercisable shall immediately terminate, and (2) options that are vested and exercisable shall generally remain exercisable until, and terminate upon, the 91st day following such termination of employment (or the 366th day following such termination where such termination is by reason of death, or a disability, retirement or redundancy that is approved by the Committee for purposes hereof); provided, however, that if such termination is for cause, as defined in the Pharma Services Plan, or following such termination the grantee violates a restrictive covenant, as defined in the Pharma Services Plan, all options will terminate immediately; provided, further, that in any event, each option will terminate upon the tenth anniversary of the date of grant.

      The Pharma Services Plan provides that the number and kind of securities subject to unvested shares or outstanding options, as well as the exercise price per share subject to options, shall be appropriately adjusted in the event of any recapitalization, forward or reverse split, reorganization, or other specified events involving a change in the capitalization of Pharma Services. In addition, the Committee is authorized to make adjustments in the terms and conditions of, and the criteria included in, unvested shares or options, including, without limitation, acceleration of the expiration date of options, cancellation of options in exchange for the “in-the-money value”, if any, of vested options or substitution of unvested shares or options of a successor or other entity in recognition of unusual or nonrecurring events, including a sale of Pharma Services. Unless otherwise determined by the Committee, the terms of the plan provide that all options and unvested shares shall become fully vested immediately prior to a sale of Pharma Services. The terms of the plan permit the Committee to amend or terminate the plan, provided that no such action shall adversely affect the rights of grantees with respect to options or shares previously granted.

      Shares of Pharma Services common stock acquired through the Pharma Services Plan are subject to transfer restrictions and other limitations set forth in the plan. These limitations include repurchase rights upon termination of employment and drag-along rights that require holders of shares issued under the plan to sell a pro rata portion of such shares to third parties along with certain sales by stockholders holding a majority of the Pharma Services common stock on the same terms, and subject to the same conditions, as such sales. In addition, the Pharma Services Plan requires each holder of Pharma Services common stock issued under the Pharma Services Plan to vote in the election of directors as directed by the Pharma Services board of directors which shall be consistent with the provisions of the stockholder agreement.

Item 13.	Certain Relationships and Related Transactions

Effect of the Pharma Services Transaction on Share Ownership of Executive Officers

      Dr. Gillings and his affiliates exchanged 6,311,057 shares of our common stock and all options to purchase shares of our common stock held by Dr. Gillings and his affiliates for equity securities of Pharma Services in the Pharma Services transaction. Dr. Gillings and his affiliates received the $14.50 per share Pharma Services transaction consideration for a total of approximately $2,634,343 with respect to shares of our common stock Dr. Gillings and his affiliates cashed out in the Pharma Services transaction. At the effective time of the Pharma Services transaction, Dr. Gillings also purchased an additional 6,021,753 shares of Pharma Services common stock, then equal to 4.7% of the outstanding common stock of Pharma Services. Dr. Gillings and his affiliates are parties to the stockholders agreement. The restrictions on transfers of shares described in the stockholders agreement (below) also apply to the additional shares acquired by Dr. Gillings. These shares of Pharma Services common stock also are subject to a repurchase right in certain limited instances upon termination of Dr. Gillings’ employment with Pharma Services. The number of shares subject to this repurchase right declines to zero over the five years following the Pharma Services transaction. The repurchase price for any such shares shall be the price paid by Dr. Gillings for the shares.

      In addition, Messrs. Russell and Wooten and Dr. Greeff exchanged all or some portion of their respective shares and options to purchase shares of our common stock for equity securities of Pharma Services. They did not receive any consideration from us for any such shares or options so exchanged in connection with the Pharma Services transaction. With respect to shares cashed out in the Pharma Services transaction, each of Messrs. Bierman, Russell and Wooten received the $14.50 per share merger consideration for a total of $60,287, $30,577 and $10,365, respectively. Dr. Greeff exchanged all of his shares of our common stock for equity securities of Pharma Services. With respect to Quintiles options canceled in the Pharma Services transaction, each of Messrs. Bierman, Russell and Wooten and Dr. Greeff received a total of approximately $580,632, $279,110, $10,305, and $16,057, respectively, for options held at the time of the Pharma Services transaction that were not exchanged for Pharma Services securities. For a description of the equity and other arrangements of our executive officers (other than

Dr. Gillings) following the consummation of the Pharma Services transaction, please see “Management Arrangements” under Item 12 of this Form 10-K.

Stockholders Agreement

      In connection with the Pharma Services transaction, Pharma Services entered into a stockholders agreement with One Equity, Dr. Gillings and his affiliates, Temasek and TPG, and certain other investors who acquired equity securities of Pharma Services, dated as of the closing. Messrs. Cashin, Nasser and Rubin are parties to the stockholders agreement in their individual capacities.

Transfer Restrictions

      The stockholders agreement prohibits transfers of securities of Pharma Services except (1) to certain “Permitted Transferees,” (2) in a registered public offering, (3) pursuant to certain drag-along rights that require stockholders to sell all or part of their equity interest in Pharma Services to third parties along with certain sales by stockholders holding a majority of the outstanding shares of common stock or a majority of the outstanding shares of preferred stock and on the same terms, and subject to the same conditions, as such sales, (4) pursuant to certain duty of first offer requirements and tag-along rights that require a stockholder wishing to sell all or part of its equity interest in Pharma Services to first offer its shares on the same terms to Pharma Services and the other stockholders of Pharma Services who are party to the stockholders agreement, and if not purchased by Pharma Services or such stockholders, to include shares of such stockholders, at their option, in the event of a sale to a third party, and (5) on the terms, and subject to the conditions, set forth in the restricted stock purchase agreement entered into with Dr. Gillings in connection with his purchase of an additional 4.7% of Pharma Services’ outstanding common stock at the effective time of the Pharma Services transaction.

      The stockholders agreement also restricts transfers of securities to our competitors, except pursuant to a sale of Pharma Services.

      Under the stockholders agreement, Dr. Gillings and his affiliates are permitted to enter into a bona fide pledge of preferred stock of Pharma Services to financial institutions that agree to be bound by certain provisions of the stockholders agreement.

      The stockholders agreement provides for a right to purchase additional securities allowing stockholders of Pharma Services to maintain their respective ownership percentage in Pharma Services upon certain sales of stock by Pharma Services.

Corporate Governance

      The stockholders agreement also provides that the constituents on our board of directors and committees thereof are the same as those of Pharma Services. In addition, as described in more detail under “Directors and Offices of the Registrant — Nomination of Directors” under Item 10 of this Form 10-K, the stockholders agreement requires each stockholder to vote their respective shares of Pharma Services in favor of the ten specified nominees to the board of directors.

      All decision making by the board of directors generally requires the affirmative vote of a majority of the members of the entire board of directors, except that any transactions entered into between Pharma Services or any of its subsidiaries and any stockholder or affiliate or associate of any stockholder will require the affirmative vote of a majority of the board of directors of Pharma Services with the nominee(s) of the interested stockholder abstaining from such vote.

Registration Rights Agreement

      Pharma Services and its stockholders that are parties to the stockholders agreement are also parties to a registration rights agreement dated as of September 25, 2003. Pursuant to the registration rights agreement, at any time after the first anniversary of the registration rights agreement, the holders of a majority of the registrable securities of Pharma Services will have the right to require that Pharma

Services effect an initial public offering. After the earlier of six months following the completion of an initial public offering or the date on which Pharma Services merges with a publicly held company whereby the common stock of Pharma Services is exchanged for publicly held stock or the common stock of Pharma Services otherwise becomes registered under the Exchange Act, each stockholder of Pharma Services that is a party to the registration rights agreement will be entitled to demand registration of their registrable securities under certain circumstances, and Pharma Services will be required to establish and maintain, as soon as eligible to do so, a “shelf” registration statement for sale of registrable securities by the stockholders until all registrable securities held by them have been sold or are freely transferable. In addition, in most circumstances when Pharma Services proposes (other than pursuant to a demand registration) to register any of its equity securities under the Securities Act, the stockholders that are parties to the registration rights agreement will have the opportunity to register their registrable securities on such registration statement.

Exchange Agreement

      The holders of the Pharma Services preferred stock entered into an exchange agreement pursuant to which transferees of the Series A preferred stock who are unaffiliated with the initial holders of such stock may, under certain circumstances, exchange their shares of Series A preferred stock at any time and from time to time for notes of Intermediate Holding.

Fee Agreements

      Pharma Services entered into agreements with GFM and certain of the other equity investors of Pharma Services, including One Equity, pursuant to which Pharma Services paid GFM, a company controlled by Dr. Gillings, and One Equity a one-time transaction fee of $5.0 million and $15.0 million, respectively, at the effective time of the Pharma Services transaction, and, agreed to pay GFM and such investors an annual management service fee of approximately $3.75 million, of which GFM, TPG and Cassia Fund Management Pte Ltd., an affiliate of Temasek, each receive approximately $750,000 and One Equity receives approximately $1.5 million until 2008.

      Pharma Services was also responsible for the fees and expenses of Dr. Gillings, One Equity, Temasek and TPG, and each of their respective affiliates and advisors, related to the Pharma Services transaction. Pharma Services paid $17.1 million to Dr. Gillings pursuant to this arrangement.

Other Transactions

      Dr. Gillings provides extensive use of his own plane for business-related travel services for himself and other of our employees. For the year ended December 31, 2003, we reimbursed Dr. Gillings for the use of his plane with cash payments totaling approximately $3.6 million and by granting options to Dr. Gillings with a Black-Scholes value of approximately $350,000 on March 17, 2003. Under the terms of Dr. Gillings’ new employment agreement with us, GFM will be reimbursed for business use of Dr. Gillings’ plane on behalf of Pharma Services and its subsidiaries at an hourly rate of $10,794.

      As of May 16, 1996, we entered into split-dollar life insurance agreements with certain trusts created by Dr. Gillings whereby we and the trusts shared in the premium costs of certain variable and whole life insurance policies that will pay an aggregate death benefit to the trusts upon the death of Dr. Gillings or his wife, Joan Gillings, whichever occurs later. The trusts paid premiums on the policies as if each policy were a one year term life policy, and we paid the remaining premiums. On December 19, 2003, we terminated three of the six policies that were then in place and, commensurate with that, received repayment from the trusts of $7,652,126.00 of the cumulative premiums previously paid by us with respect to those policies. On December 23, 2003, the trusts also repaid $6,000,000, or approximately 70% of the cumulative premiums previously paid by us with respect to the remaining policies. We did not make any premium payments with respect to the remaining policies in 2003, nor will we in the future. To the extent those arrangements remain in place, any ongoing funding obligations will be the responsibility of Dr. Gillings. Upon any surrender of a remaining policy, the liability of the related trust to us is limited to the cash value of the policy. See footnotes (5), (8) and (12) to the “Summary Compensation Table” above for additional information on premium payments we made under the policies.

      We use the facilities of several buildings in South Africa owned and operated by two South African entities. Dr. Greeff serves on the board of directors of each of these entities and his trust owns 40% of the outstanding shares of stock of each of these entities. We lease these buildings from these entities pursuant to separate lease agreements on market standard terms. The initial term of each of the three leases is six years and four months, expiring in March 2006, three years and one month, expiring in March 2005, and five years, expiring in March 2006, respectively, and each lease is renewable for one 5-year term. Under the terms of the lease arrangements covering those facilities, we paid these entities approximately $790,000 in rent during 2003.

Item 14.	Principal Accountant Fees and Services

      We engaged PricewaterhouseCoopers LLP as our independent auditors on May 21, 2002. The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the periods from January 1, 2003 through September 25, 2003 and from September 26, 2003 through December 31, 2003 and for the year ended December 31, 2002 and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

Fiscal Year	2003	2002

	$ in thousands
Audit Fees	$1,700	$1,650
Audit Related Fees(1)	$611	$280
Tax Fees(2)	$2,627	$1,594
All Other Fees(3)	$4	$—
Total	$4,942	$3,524

(1)	Audit Related Fees consist of services related to mergers and acquisitions, primarily the Pharma Services transaction and related regulatory filings, and consultation concerning financial accounting and reporting standards.

(2)	Tax Fees consist of tax compliance, tax planning and advice.

(3)	All Other Fees consist of miscellaneous accounting research tools.

      Arthur Andersen LLP served as our independent public accountants until May 17, 2002. We paid $205,000 to Arthur Andersen LLP for audit fees relating to the review of financial statements included in our Form 10-Q for the quarterly period ended March 31, 2002 and certain statutory filings for the 2002 fiscal year.

      Our Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent public accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent public accountants in order to assure the public accountant’s independence. Our Audit Committee has adopted and our board of directors has ratified, an Audit and Non-Audit Pre-Approval Policy, which established a policy requiring our Audit Committee to review and approve all audit services, review and attest engagements and permitted non-audit services to be performed by our independent accountants. Pre-approval fee levels for all services to be provided by our independent public accountants are established annually by our Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by our Audit Committee. Additionally, our Audit Committee may delegate either type of pre-approval authority to one or more if its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

      (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit	Description

2.01(1)	Agreement and Plan of Merger, dated April 10, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp, and Quintiles Transnational Corp.
2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 18, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp, and Quintiles Transnational Corp.
3.01(2)	Restated Articles of Incorporation of Quintiles Transnational Corp.
3.02(2)	Amended and Restated Bylaws of Pharma Services Acquisition Corp., as Adopted by Quintiles Transnational Corp.
4.01(2)	Specimen Stock Certificate
4.02(2)	Indenture, dated as of September 25, 2003, among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee
4.03(2)	Registration Rights Agreement, dated as of September 25, 2003, among the Company and Citigroup Global Markets, Inc., as Representative of the Initial Purchasers named therein
4.04(2)	Form of Global Note (included as Exhibit A to Exhibit 4.02 hereto)
10.01(2)	Credit Agreement, dated September 25, 2003, among the Company, Pharma Services Holding, Inc. and Pharma Services Intermediate Holding Corp., as Parent Guarantors, the Lender referred to therein, Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Bookrunner, Citicorp North America, as Administrative Agent, ABN AMRO Bank N.V. and Banc One Mezzanine Corporation, as Co-Syndication Agents and Residential Funding Corporation (DBA GMAC — RFC Health Capital), as Documentation Agent

Exhibit	Description

10.02(2)(3)	Executive Employment Agreement, dated September 25, 2003, by and among Dr. Dennis B. Gillings, Pharma Services Holding, Inc. and Quintiles Transnational Corp.
10.03(3)(4)	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.
10.04(3)(5)	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.05(3)(6)	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp.
10.06(3)	Letter Agreement, dated January 21, 2004, to James L. Bierman from Quintiles Transnational Corp.
10.07(3)	Executive Employment Agreement, dated February 8, 2002, by and between Oppel Greeff and Quintiles Transnational Corp.
10.08(3)	Amendment to Executive Employment Agreement, dated November 17, 2003, by and between Oppel Greeff and Quintiles Transnational Corp.
10.09(3)	Letter dated December 6, 2003 to Oppel Greeff from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement
10.10(3)	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares
10.11(3)	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Stock Option
10.12(3)(5)	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.
10.13(3)(5)	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.
10.14(3)	Amendment to Executive Employment Agreement, dated November 14, 2003, by and between John S. Russell and Quintiles Transnational Corp.
10.15(3)	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares
10.16(3)	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Stock Option
10.17(3)	Executive Employment Agreement, dated July 25, 2000, by and between Ron Wooten and Quintiles Transnational Corp.
10.18(3)	Amendment to Executive Employment Agreement, dated November 5, 2003, by and between Ron Wooten and Quintiles Transnational Corp.
10.19(3)	Letter dated November 13, 2003 to Ron Wooten from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement
10.20(3)	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares
10.21(3)	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Stock Option
10.22(3)(7)	Quintiles Transnational Corp. Special Bonus Plan
10.23(3)	Pharma Services Stock Option Incentive Plan
10.24(8)	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company
10.25(9)	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoechst Marion Roussel, Inc. and Quintiles, Inc.
10.26(10)	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/ WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.

Exhibit	Description

10.27(11)	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation.
10.28	Agreement of Lease, dated April 26, 2003, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited
10.29	Agreement of Lease, dated December 13, 1999, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited
10.30	Memorandum of Agreement of Lease, dated March 13, 2000, between Rosenpark Eindomme CC and Quintiles Clindepharm (Proprietary) Limited
16.01(12)	Letter regarding change in the Company’s certifying accountant dated May 17, 2002
21	Subsidiaries
24.01	Power of Attorney (included on the signature page hereto)
31.01	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Exhibit to our Current Report on Form 8-K dated April 10, 2003, as filed with the Securities and Exchange Commission on April 11, 2003 and incorporated herein by reference.

(2)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003, and incorporated herein by reference.

(3)	Executive compensation plans and arrangements.

(4)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(5)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(6)	Exhibit to our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2003, and incorporated herein by reference.

(7)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on February 24, 2003, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(9)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(10)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(11)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.

      (b) Reports on Form 8-K.

      We did not file nor furnish any Current Reports on Form 8-K during the period between October 1, 2003 and December 31, 2003.

      (c) Exhibits Required by this Form 10-K.

      See (a)(3) above.

      (d) Financial Statements and Schedules.

      See (a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 1st day of March, 2004.

QUINTILES TRANSNATIONAL CORP.

By:	/s/ DENNIS B. GILLINGS, PH.D.

Dennis B. Gillings, Ph.D.
Executive Chairman and
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

Signature	Title	Date

/s/ DENNIS B. GILLINGS, PH.D. Dennis B. Gillings, Ph.D.	Executive Chairman, Chief Executive Officer and Director (principal executive officer)	March 1, 2004

/s/ JAMES L. BIERMAN James L. Bierman	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	March 1, 2004

/s/ RICHARD M. CASHIN, JR. Richard M. Cashin, Jr.	Director	March 1, 2004

/s/ CLATEO CASTELLINI Clateo Castellini	Director	March 1, 2004

/s/ JONATHAN COSLET Jonathan Coslet	Director	March 1, 2004

/s/ JACK M. GREENBERG Jack M. Greenberg	Director	March 1, 2004

/s/ ROBERT A. INGRAM Robert A. Ingram	Director	March 1, 2004

S. Iswaran	Director

/s/ JACQUES NASSER Jacques Nasser	Director	March 1, 2004

/s/ JAMES S. RUBIN James S. Rubin	Director	March 1, 2004

EXHIBIT INDEX

Exhibit	Description

2.01(1)	Agreement and Plan of Merger, dated April 10, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp, and Quintiles Transnational Corp.
2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 18, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp, and Quintiles Transnational Corp.
3.01(2)	Restated Articles of Incorporation of Quintiles Transnational Corp.
3.02(2)	Amended and Restated Bylaws of Pharma Services Acquisition Corp., as Adopted by Quintiles Transnational Corp.
4.01(2)	Specimen Stock Certificate
4.02(2)	Indenture, dated as of September 25, 2003, among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee
4.03(2)	Registration Rights Agreement, dated as of September 25, 2003, among the Company and Citigroup Global Markets, Inc., as Representative of the Initial Purchasers named therein
4.04(2)	Form of Global Note (included as Exhibit A to Exhibit 4.02 hereto)
10.01(2)	Credit Agreement, dated September 25, 2003, among the Company, Pharma Services Holding, Inc. and Pharma Services Intermediate Holding Corp., as Parent Guarantors, the Lender referred to therein, Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Bookrunner, Citicorp North America, as Administrative Agent, ABN AMRO Bank N.V. and Banc One Mezzanine Corporation, as Co-Syndication Agents and Residential Funding Corporation (DBA GMAC — RFC Health Capital), as Documentation Agent
10.02(2)(3)	Executive Employment Agreement, dated September 25, 2003, by and among Dr. Dennis B. Gillings, Pharma Services Holding, Inc. and Quintiles Transnational Corp.
10.03(3)(4)	Employment Agreement, dated March 13, 2001, by and between Dr. Pamela J. Kirby and Quintiles Transnational Corp.
10.04(3)(5)	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp.
10.05(3)(6)	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp.
10.06(3)	Letter Agreement, dated January 21, 2004, to James L. Bierman from Quintiles Transnational Corp.
10.07(3)	Executive Employment Agreement, dated February 8, 2002, by and between Oppel Greeff and Quintiles Transnational Corp.
10.08(3)	Amendment to Executive Employment Agreement, dated November 17, 2003, by and between Oppel Greeff and Quintiles Transnational Corp.
10.09(3)	Letter dated December 6, 2003 to Oppel Greeff from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement
10.10(3)	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares
10.11(3)	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Stock Option
10.12(3)(5)	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp.
10.13(3)(5)	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp.
10.14(3)	Amendment to Executive Employment Agreement, dated November 14, 2003, by and between John S. Russell and Quintiles Transnational Corp.
10.15(3)	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares

Exhibit	Description

10.16(3)	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Stock Option
10.17(3)	Executive Employment Agreement, dated July 25, 2000, by and between Ron Wooten and Quintiles Transnational Corp.
10.18(3)	Amendment to Executive Employment Agreement, dated November 5, 2003, by and between Ron Wooten and Quintiles Transnational Corp.
10.19(3)	Letter dated November 13, 2003 to Ron Wooten from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement
10.20(3)	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares
10.21(3)	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Stock Option
10.22(3)(7)	Quintiles Transnational Corp. Special Bonus Plan
10.23(3)	Pharma Services Stock Option Incentive Plan
10.24(8)	Underlease, dated November 28, 1997, by and between PDFM Limited and Quintiles (UK) Limited and guaranteed by the Company
10.25(9)	Agreement for the Provision of Research Services and Purchase of Business Assets, dated as of January 1, 1999, between Hoechst Marion Roussel, Inc. and Quintiles, Inc.
10.26(10)	Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/ WebMD Corporation, Pine Merger Corp., Envoy Corp. and QFinance, Inc.
10.27(11)	Settlement Agreement, dated October 12, 2001, between Quintiles Transnational Corp. and WebMD Corporation
10.28	Agreement of Lease, dated April 26, 2003, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited
10.29	Agreement of Lease, dated December 13, 1999, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited
10.30	Memorandum of Agreement of Lease, dated March 13, 2000, between Rosenpark Eiendomme CC and Quintiles Clindepharm (Proprietary) Limited
16.01(12)	Letter regarding change in the Company’s certifying accountant dated May 17, 2002
21	Subsidiaries
24.01	Power of Attorney (included on the signature page hereto)
31.01	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Exhibit to our Current Report on Form 8-K dated April 10, 2003, as filed with the Securities and Exchange Commission on April 11, 2003 and incorporated herein by reference.

(2)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003, and incorporated herein by reference.

(3)	Executive compensation plans and arrangements.

(4)	Exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2001, and incorporated herein by reference.

(5)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference.

(6)	Exhibit to our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2003, and incorporated herein by reference.

(7)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on February 24, 2003, and incorporated herein by reference.

(8)	Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, and incorporated herein by reference.

(9)	Exhibit to our Current Report on Form 8-K dated March 3, 1999, as filed with the Securities and Exchange Commission on March 3, 1999, and incorporated herein by reference.

(10)	Exhibit to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000, and incorporated herein by reference.

(11)	Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001, and incorporated herein by reference.

(12)	Exhibit to our Current Report on Form 8-K dated May 17, 2002, as filed with the Securities and Exchange Commission on May 22, 2002, and incorporated herein by reference.