Form 10-Q
period 2004-03-31
QUINTILES TRANSNATIONAL CORP
filed 2004-05-03
CIK 919623

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2004 was 125,000,000.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31	December 31
	2004	2003
	Successor	Successor
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$327,392	$375,163
Trade accounts receivable and unbilled services, net	277,818	239,994
Investments in debt securities	611	611
Prepaid expenses	20,443	20,663
Other current assets and receivables	58,879	56,775

Total current assets	685,143	693,206

Property and equipment	309,385	301,501
Less accumulated depreciation	(28,066)	(15,134)

	281,319	286,367
Intangibles and other assets:
Investments in debt securities	10,896	10,426
Investments in marketable equity securities	51,990	58,294
Investments in non-marketable equity securities and loans	49,718	48,556
Investments in unconsolidated affiliates	121,051	121,176
Commercial rights and royalties	9,702	12,528
Accounts receivable – unbilled	45,742	40,107
Advances to customer	70,000	70,000
Goodwill	180,628	181,327
Other identifiable intangibles, net	393,874	414,246
Deferred income taxes	4,223	4,093
Deposits and other assets	52,098	52,385

	989,922	1,013,138

Total assets	$1,956,384	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$319,393	$317,759
Credit arrangements	20,291	20,686
Unearned income	186,822	191,255
Income taxes payable	13,674	26,875
Other current liabilities	3,540	3,169

Total current liabilities	543,720	559,744
Long-term liabilities:
Credit arrangements, less current portion	771,957	773,628
Deferred income taxes	97,374	99,622
Other liabilities	25,443	24,619

	894,774	897,869

Total liabilities	1,438,494	1,457,613
Shareholders’ equity:
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	521,725	521,725
Accumulated deficit	(23,091)	(7,427)
Accumulated other comprehensive income	19,256	20,800

Total shareholders’ equity	517,890	535,098

Total liabilities and shareholders’ equity	$1,956,384	$1,992,711

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2004	2003
	Successor	Predecessor
Gross revenues	$519,302	$511,607

Costs, expenses and other:
Costs of revenues	367,979	341,751
General and administrative	155,618	131,004
Interest (income) expense, net	14,619	(3,768)
Other (income) expense, net	(3,191)	2,843
Transaction and restructuring	—	1,656

	535,025	473,486

(Loss) income before income taxes	(15,723)	38,121
Income tax (benefit) expense	(314)	12,961

(Loss) income before equity in earnings of unconsolidated affiliates and other	(15,409)	25,160
Equity in losses of unconsolidated affiliates and other	(255)	(4)

Net (loss) income	$(15,664)	$25,156

Net (loss) income per share:
Basic	$(0.13)	$0.21
Diluted	$(0.13)	$0.21

Shares used in computing net (loss) income per share:
Basic	125,000	118,100
Diluted	125,000	118,564

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2004	2003
	Successor	Predecessor
Operating activities
Net (loss) income	$(15,664)	$25,156
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,246	22,643
Amortization of debt issuance costs	828	—
Restructuring charge (payments) accrual, net	(1,468)	(1,752)
(Gain) loss from sales and impairments of investments, net	(4,220)	(17,952)
Gain from sale of certain assets	(5,323)	—
Provision for (benefit from) deferred income tax expense	825	(2,088)
Change in accounts receivable, unbilled services and unearned income	(44,701)	22,733
Change in other operating assets and liabilities	(8,194)	9,433
Other	(320)	(195)

Net cash (used in) provided by operating activities	(42,991)	57,978

Investing activities
Acquisition of property and equipment	(11,330)	(9,362)
Payment of transaction costs in Transaction	(4,869)	—
Acquisition of businesses, net of cash acquired	(252)	—
Acquisition of intangible assets	—	(4,519)
Acquisition of commercial rights and royalties	(3,000)	(7,355)
Proceeds from sale of certain assets	9,277	—
Proceeds from disposition of property and equipment	2,092	2,265
Proceeds from (purchases of) debt securities, net	(424)	(527)
Purchases of equity securities and other investments	(3,803)	(393)
Proceeds from sale of equity securities and other investments	14,847	22,703

Net cash provided by investing activities	2,538	2,812

Financing activities
Principal payments on credit arrangements, net	(5,426)	(4,770)
Issuance of common stock, net (predecessor)	—	2,328

Net cash used in financing activities	(5,426)	(2,442)

Effect of foreign currency exchange rate changes on cash	(1,892)	1,492

(Decrease) increase in cash and cash equivalents	(47,771)	59,840
Cash and cash equivalents at beginning of period	375,163	644,284

Cash and cash equivalents at end of period	$327,392	$704,124

The accompanying notes are an integral part of these condensed consolidated statements.

Quintiles Transnational Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

March 31, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Quintiles Transnational Corp. (the “Company”).

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2003 financial statements have been reclassified or modified to conform with the 2004 financial statement presentation.

On September 25, 2003, the Company completed its merger transaction with Pharma Services Holding, Inc. (“Pharma Services”) pursuant to which Pharma Services Acquisition Corp. (“Acquisition Corp.”) was merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of Pharma Services (the “Transaction” or “Pharma Services Transaction”). As a result of the Transaction, the Company’s results of operations, financial position and cash flows prior to the date of the Transaction are presented as the “Predecessor.” The financial effects of the Transaction and the Company’s results of operations, financial position and cash flows as the surviving corporation following the Transaction are presented as the “Successor.” To clarify and emphasize that the Successor Company has been presented on an entirely new basis of accounting, the Company has separated Predecessor and Successor operations with a vertical black line, where appropriate.

2. Employee Stock Compensation

Pharma Services issued options to purchase 212,500 shares of its common stock to certain of the Company’s employees during the quarter ended March 31, 2004. As of March 31, 2004, there were

Quintiles Transnational Corp. and Subsidiaries

options to acquire 3,562,500 shares of Pharma Services common stock outstanding. There were no outstanding stock options to acquire the Company’s Common Stock as of March 31, 2004.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for the stock options granted by its parent company, Pharma Services, to the Company’s employees under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during the three months ended March 31, 2004 was $0.0020 per share on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended
March 31, 2004
Expected dividend yield	0%
Risk-free interest rate	2.53%
Expected volatility	65.0%
Expected life (in years from end of vesting term)	1.70

Quintiles Transnational Corp. and Subsidiaries

The Company’s pro forma information follows (in thousands, except for net (loss) income per share information):

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
	Successor	Predecessor
Net (loss) income, as reported	$(15,664)	$25,156
Add: stock based compensation expense included in net (loss) income as reported, net of income tax	—	—
Less: pro forma adjustment for stock-based compensation, net of income tax	—	(3,819)

Pro forma net (loss) income	$(15,664)	$21,337

Basic net (loss) income per share:
As reported	$(0.13)	$0.21
Pro forma	(0.13)	0.18

Effect of pro forma adjustment	$0.00	$(0.03)

Diluted net (loss) income per share:
As reported	$(0.13)	$0.21
Pro forma	(0.13)	0.18

Effect of pro forma adjustment	$0.00	$(0.03)

3. Commercial Rights and Royalties

Commercial rights and royalties related assets are classified either as a commercial rights and royalties, accounts receivable – unbilled or advances to customers in the non-current asset section of the accompanying balance sheets. Below is a summary of the commercial rights and royalties related assets (in thousands):

	March 31,	December 31,
	2004	2003
	Successor	Successor
Commercial rights and royalties	$9,702	$12,528
Accounts receivable-unbilled	45,742	40,107
Advances to customer	70,000	70,000

Total	$125,444	$122,635

Quintiles Transnational Corp. and Subsidiaries

Below is a brief description of these agreements:

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ for angina in the United States and Canada. In July 2003, CVTX and the Company entered into a new agreement that superceded the prior agreement. Under the terms of the July 2003 agreement, all rights to Ranexa™ reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. CVTX also is obligated to purchase from the Company, within six months of the approval of Ranexa™, services of at least $10.0 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10.0 million in purchased services.

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of March 31, 2004, the Company has capitalized 251.8 million Philippine pesos (approximately $4.3 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN™ and a milestone-based $6.0 million line of credit which is convertible into PLTT’s common stock, of which $4.0 million was funded by the Company as of December 31, 2003. Further, based on achieving certain milestones, the Company has committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6.0 million limit per year. Following product launch, the Company will receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by PLTT on September 5, 2003 indicated that PLTT will need significant additional financing to continue operations beyond September 15, 2003 and PLTT has not made any additional filings with the Securities and Exchange Commission since that time. As such, the Company recorded an impairment of $4.0 million on the loan receivable from PLTT and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to DSCO a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of March 31, 2004, the Company has made $5.7 million available under the line of credit, of which $3.3 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has also agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, the

Quintiles Transnational Corp. and Subsidiaries

Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of DSCO common stock included participation rights to acquire additional shares of DSCO. The Company exercised its participation rights in two such transactions with DSCO. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with a detachable warrant to purchase 119,811 shares of DSCO common stock for $517,000. Using the cashless exercise feature, the Company exercised the November 2002 warrant and received 83,357 shares of DSCO common stock. During July 2003, the Company purchased an additional 218,059 shares of DSCO common stock along with a detachable warrant to purchase 43,612 shares of DSCO common stock for $1.2 million. In February 2004, the Company used the cashless feature to exercise the warrant to purchase 357,143 shares of common stock and received 249,726 shares of DSCO common stock.

In December 2001, the Company acquired the license to market SkyePharma’s Solaraze™ skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. The Company amortizes the rights in proportion to the revenues earned over the 14 year life of the license. The Company has a commitment to pay royalties to SkyePharma based on a percentage of net sales of Solaraze™. This license permits the Company to pursue additional indications for the compound, which will be facilitated through the Company’s ownership rights in the Solaraze™ New Drug Application, or NDA, and Investigational New Drug.

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended June 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through March 31, 2004, the Company has received payments totaling approximately $11.7 million. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities.

In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA™ in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Under the purchase method of accounting, the results of operations of Bioglan Pharma, Inc. are included in the Company’s results of operations as of March 22, 2002. The Company amortizes the intangible assets in proportion to the estimated revenues over the lives of these products. Under certain of the contracts acquired, the Company has commitments to pay royalties based on a percentage of net sales of the acquired product rights.

Quintiles Transnational Corp. and Subsidiaries

During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of March 31, 2004, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $14 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.

In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for Cymbalta™ in the United States. LLY has submitted a NDA for Cymbalta™, which is currently under review by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta™ for the five years following product launch. The Company’s sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110.0 million of which $70.0 million was paid in 2002 and the remaining $40.0 million is due throughout the four quarters following FDA approval. The $70.0 million in payments made by the Company is on an at-risk basis, and is not refundable in the event the FDA does not grant final approval for Cymbalta™. However, if any such non-approval occurs solely as a result of regulatory issues the FDA cites with respect to LLY’s manufacturing processes and facilities and either party cancels the agreement as a result, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate plus five percent, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta™ by LLY or sublicense of Cymbalta™ to third parties, if any. In addition, either party can terminate the agreement if Cymbalta™ is not approved by January 31, 2005 for any other reason. If the Company terminates the agreement, the Company will not recoup its prior payments under the agreement, but if LLY terminates, the Company will be entitled to recoup its pre-approval outlays, plus interest at the prime rate, from a percentage of any revenues or royalties LLY derives from the sales of Cymbalta™ or sublicense of Cymbalta™ to third parties, if any. The $110 million in payments will be capitalized and amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the statement of cash flows as an investing activity – advances to customer. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta™ sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels.

Quintiles Transnational Corp. and Subsidiaries

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“CBRX”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of CBRX common stock for $5.5 million. The Company also paid to CBRX four quarterly payments of $1.125 million totaling $4.5 million. In return, the Company will receive royalties of 5% on the sales of the four CBRX’s women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The payments are reported in the statement of cash flows as an investing activity – acquisition of commercial rights and royalties. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. In addition, the Company will provide to CBRX, at CBRX’s expense on a fee-for-service basis, a sales force to commercialize the products. In January 2004, the Company and CBRX agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to CBRX. The purchase of the CBRX common stock included participation rights to acquire additional shares of CBRX. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of CBRX for $664,000.

In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.7 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.4 million) of which 2.2 million euros (approximately $2.7 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 7.5 million euros (approximately $9.1 million) as of March 31, 2004. The payments are reported in the statement of cash flows as an investing activity – acquisition of intangible assets. The Company has also provided 1.8 million euros in services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

In March 2003, the Company entered into an agreement with CBRX to commercialize CBRX’s Striant™ testosterone buccal bioadhesive product in the United States. Striant™ was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has paid five quarterly payments of $3.0 million each totaling $15.0 million. In return, the Company will receive a 9% royalty on the net sales of Striant™ in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant™ and are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. The payments are reported in the statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In addition, the Company will provide to CBRX, at CBRX’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. In January 2004, the Company and CBRX agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to CBRX.

Quintiles Transnational Corp. and Subsidiaries

In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and U.S. launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company’s affiliates, at agreed upon rates. The customer, though, may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. The agreement contains quarterly limits on the Company’s service obligations with a maximum of $10.0 million of services in any quarter. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new product, the Company is obligated to provide no more than $57.5 million in services. In return for performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on U.S. net sales of the existing product and (2) beginning on the U.S. launch of the new product, a declining tiered royalty (beginning in the low teens) on U.S. net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. The Company will also receive a $20.0 million payment from the customer upon the U.S. launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, the Company may terminate its remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $756,000 of services under this agreement through March 31, 2004.

The Company has firm commitments under the arrangements described above to provide funding of approximately $279.7 million in exchange for various commercial rights. As of March 31, 2004, the Company has funded approximately $210.0 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $90-120 million per year for a period of five to six years, subject to certain limitations and varying time periods.

Quintiles Transnational Corp. and Subsidiaries

Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2004	2005	2006	2007	2008	Total
Service commitments	$26,285	$30,788	$4,350	$3,916	$437	$65,776
Licensing and distribution rights	2,346	1,500	—	—	—	3,846

	$28,631	$32,288	$4,350	$3,916	$437	$69,622

4. Investments – Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of March 31, 2004 (successor) is as follows (in thousands except share data):

	Trading	Number of		Fair Market
Company	Symbol	Shares	Cost Basis	Value
Common Stock:
The Medicines Company	MDCO	810,320	$21,028	$26,100
Discovery Laboratories, Inc.	DSCO	1,339,339	10,189	16,233
Columbia Laboratories, Inc.	CBRX	1,178,359	14,235	5,833
Derivative instruments (see Note 6)			—	(1,939)
Other			4,323	5,763

Total Marketable Equity Securities			$49,775	$51,990

5. Investments – Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of March 31, 2004 (successor) is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment
Venture capital funds	$34,161	$14,253
Equity investments (six companies)	11,564	—
Convertible loans (three companies)	685	162
Loans (two companies)	3,308	5,322

Total non-marketable equity securities and loans	$49,718	$19,737

Below is a table representing management’s best estimate as of March 31, 2004 of the amount and timing of the above remaining funding commitments (in thousands):

	2004	2005	Total
Venture capital funds	$11,789	$2,464	$14,253
Convertible loans	162	—	162
Loans	5,322	—	5,322

Total remaining funding commitments	$17,273	$2,464	$19,737

Quintiles Transnational Corp. and Subsidiaries

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

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $154,000 and $820,000 of losses due to such impairments in the three months ended March 31, 2004 and 2003, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that were deemed by management to be other-than-temporary.

6. Derivatives

As of March 31, 2004, the Company had the following derivative positions in securities of other issuers: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) put and call instruments to hedge the cash flow from the sale of certain marketable securities.

As of March 31, 2004, the Company had funded five convertible loans with a carrying value of approximately $685,000. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.

As of March 31, 2004, the Company has several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company’s freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, strike price, time to expiration of the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. At March 31, 2004, the Company held warrants from various contracts valued at $7.0 million which are

Quintiles Transnational Corp. and Subsidiaries

included in the accompanying balance sheet as deposits and other assets. The Company recognized investment revenues of $2.3 million and $11.1 million during the three months ended March 31, 2004 and 2003, respectively, related to changes in the fair values of the warrants.

As of March 31, 2004, the Company had entered into three zero-cost-collar transactions to hedge certain future cash flows occurring in 2004. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from sales of the underlying security during the first three quarters of 2004, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instrument is recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as defined. As of March 31, 2004, the Company recorded a gross unrealized loss on these transactions of $1.9 million which is shown as a reduction of the fair value of the marketable equity securities on the accompanying balance sheet. Upon expiration of the hedging instruments, all amounts recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity will be reclassified into income. As the first zero-cost-collar transaction expired unexercised, the zero-cost-collar contract had no value; therefore, there were no amounts reclassified into income. The underlying equity security was sold generating approximately $10.2 million in cash and a gain of approximately $504,000.

7. Goodwill and Identifiable Intangible Assets

The Company has approximately $438.4 million of intangible assets, of which approximately $109.7 million is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with definite-lived identifiable intangible assets was $20.9 million and $10.0 million for the three months ended March 31, 2004 and 2003, respectively.

In connection with the Pharma Services Transaction, the Company prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The fair values are subject to refinement as additional information relative to their fair values as of the date of September 25, 2003 becomes available and as certain contingencies are resolved.

The following is a summary of identifiable intangible assets as of March 31, 2004 (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$204,765	$24,056	$180,709
Trademarks, trade names and other	164,720	8,899	155,821
Software and related assets	68,944	11,600	57,344

Total identifiable intangible assets	$438,429	$44,555	$393,874

Quintiles Transnational Corp. and Subsidiaries

The following is a summary of goodwill by segment for the three months ended March 31, 2004 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated
Balance as of December 31, 2003	$116,931	$61,750	$2,646	$181,327
Less: goodwill allocated to certain assets disposed of	(519)	—	—	(519)
Impact of foreign currency fluctuations	(180)	—	—	(180)

Balance as of March 31, 2004	$116,232	$61,750	$2,646	$180,628

8. Investment Revenues

The following table is a summary of investment revenues (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2004	2003
	Successor	Predecessor
Marketable equity and derivative securities:
Gross realized gains	$4,856	$18,772
Gross realized losses	(482)	—
Impairment losses	—	—
Non-marketable equity securities and loans:
Gross realized gains	—	—
Gross realized losses	—	—
Impairment losses	(154)	(820)

Total investment revenues	$4,220	$17,952

9. Restructuring

In connection with the Pharma Services Transaction, the Company adopted a restructuring plan. As part of this plan, approximately 211 positions are to be eliminated mostly in Europe and the United States. As of March 31, 2004, 47 positions were eliminated.

During the period from July 1, 2003 through September 25, 2003 in connection with the Pharma Services Transaction, the Company reviewed its estimates of restructuring plans adopted during 2002, 2001 and 2000. This review resulted in a decrease of $1.0 million and $310,000 in severance payments for plans adopted in 2002 and 2001, respectively. In addition, there was an increase of $6.4 million and $421,000 in exit costs for abandoned leased facilities for plans adopted in 2001 and 2000, respectively.

During the second quarter of 2002, the Company revised its estimates of the restructuring plan adopted during 2001 (“2001 Plan”) which resulted in a reduction of $9.1 million in accruals for the 2001 Plan. The reduction included approximately $5.7 million in severance payments and $3.4 million of exit costs.

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to certain abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3

Quintiles Transnational Corp. and Subsidiaries

million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of the 2002 Plan, approximately 99 positions were to be eliminated mostly in the Europe and Africa region. As of March 31, 2004, 89 individuals have been terminated pursuant to the 2002 Plan.

During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to severance costs from the reorganization of the Company’s Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide were to be eliminated and as of December 31, 2003, all individuals which were to be terminated under this plan had been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions were eliminated in each of the Company’s segments.

In January 2000, the Company announced the adoption of a restructuring plan (“January 2000 Plan”). In connection with this plan, the Company recognized a restructuring charge of $58.6 million. The restructuring charge consisted of $33.2 million related to severance payments, $11.3 million related to asset impairment write-offs and $14.0 million of exit costs. As part of the January 2000 Plan, approximately 770 positions worldwide were eliminated as of December 31, 2001. Although positions eliminated were across all functions, most of the eliminated positions were in the product development group.

In the fourth quarter of 2000, the Company revised its estimates of the January 2000 Plan. This revision resulted in a reduction of the January 2000 Plan of $6.9 million. This reduction included $6.3 million in severance payments and $632,000 in exit costs.

Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of the 2000 Follow-On Plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of December 31, 2003, all individuals, which were to be terminated under this plan, had been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

Quintiles Transnational Corp. and Subsidiaries

As of March 31, 2004, the following amounts were recorded for the restructuring plans discussed above (in thousands):

	Balance at	2003 Plan	2002 Plans	2001 Plans	2000 Plan	Balance as of
	December 31,	Write-offs/	Write-offs/	Write-offs/	Write-offs/	March 31,
	2003	Payments	Payments	Payments	Payments	2004
Severance and related costs	$7,567	$(962)	$—	$—	$(5)	$6,600
Exit costs	8,176	(63)	(2)	(386)	(50)	7,675

	$15,743	$(1,025)	$(2)	$(386)	$(55)	$14,275

10. Net Income Per Share

The following table sets forth the computation of the weighted-average shares used when calculating the basic and diluted net (loss) income per share (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2004	2003
	Successor	Predecessor
Weighted average shares:
Basic weighted average shares	125,000	118,100
Effect of dilutive securities:
Stock options	—	464

Diluted weighted average shares	125,000	118,564

Options to purchase 28.3 million shares of the Company’s Common Stock were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted net (loss) income per share because the options’ exercise price was greater than the average market price of the Company’s Common Stock and, therefore, the effect would be antidilutive. The Company did not have any outstanding stock options during the three months ended March 31, 2004.

11. Comprehensive Income

The following table represents the Company’s comprehensive (loss) income (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2004	2003
	Successor	Predecessor
Net (loss) income	$(15,664)	$25,156
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income taxes	2,083	2,811
Reclassification adjustment, net of income taxes	(1,402)	(4,807)
Minimum pension liability, net of income taxes	—	(3,098)
Foreign currency adjustment	(2,225)	3,881

Comprehensive (loss) income	$(17,208)	$23,943

Quintiles Transnational Corp. and Subsidiaries

12. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the informatics group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. Contribution is defined as gross revenues less of costs of revenues, excluding depreciation and amortization expense as indicated below. Intersegment revenues have been eliminated (in thousands):

	Three months ended March 31, 2004 - Successor
	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$262,684	$140,704	$—	$—	$403,388
Intersegment	—	6,283	—	(6,283)	—

Total net services	262,684	146,987	—	(6,283)	403,388
Reimbursed service costs	67,861	14,927	—	(329)	82,459

Gross service revenues	330,545	161,914	—	(6,612)	485,847
Commercial rights and royalties	—	—	29,235	—	29,235
Investment	—	—	4,220	—	4,220

Total revenues	$330,545	$161,914	$33,455	$(6,612)	$519,302

Contribution:
	$128,061	$54,555	$1,614	$—	$184,230

	Three months ended March 31, 2003 - Predecessor
	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$250,036	$118,620	$—	$—	$368,656
Intersegment	—	8,095	—	(8,095)	—

Total net services	250,036	126,715	—	(8,095)	368,656
Reimbursed service costs	80,156	14,185	—	—	94,341

Gross service revenues	330,192	140,900	—	(8,095)	462,997
Commercial rights and royalties	—	—	30,658	—	30,658
Investment	—	—	17,952	—	17,952

Total revenues	$330,192	$140,900	$48,610	$(8,095)	$511,607

Contribution:
	$126,314	$44,910	$18,780	$—	$190,004

Quintiles Transnational Corp. and Subsidiaries

	Three months	Three months
	ended March 31,	ended March 31,
	2004	2003
	Successor	Predecessor
Depreciation and amortization expense:
Product development	$21,590	$14,947
Commercial services	8,184	4,991
PharmaBio Development (included in contribution)	2,339	2,495
Corporate	3,133	210

Total depreciation and amortization expense	$35,246	$22,643

13. Guarantor Financial Information

In connection with the issuance of the 10% Senior Subordinated Notes due 2013, the Company and all of its wholly owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the related indenture (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facility.

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

The following are condensed consolidating statements of operations of the Company for the three months ended March 31, 2004 and 2003 (in thousands):

Quintiles Transnational Corp. and Subsidiaries
Three months ended March 31, 2004 (successor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Gross revenues	$(52)	$192,748	$333,519	$(6,913)	$519,302
Costs, expenses and other:
Costs of revenues	5,870	139,103	223,006	—	367,979
General and administrative	19,053	47,814	95,664	(6,913)	155,618
Interest (income) expense, net	15,589	(6,787)	5,817	—	14,619
Other (income) expense, net	(19,464)	12,053	4,220	—	(3,191)

	21,048	192,183	328,707	(6,913)	535,025

(Loss) income before income taxes	(21,100)	565	4,812	—	(15,723)
Income tax (benefit) expense	(2,521)	(3,336)	5,543	—	(314)

(Loss) income before equity in losses of unconsolidated affiliates and other	(18,579)	3,901	(731)	—	(15,409)
Equity in losses of unconsolidated affiliates and other	—	(68)	(187)	—	(255)
Subsidiary income	2,915	(9,425)	797	5,713	—

Net (loss) income	$(15,664)	$(5,592)	$(121)	$5,713	$(15,664)

Three months ended March 31, 2003 (predecessor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Gross revenues	$137	$225,088	$292,549	$(6,167)	$511,607
Costs, expenses and other:
Costs of revenues	1,701	147,333	192,717	—	341,751
General and administrative	11,113	48,237	77,821	(6,167)	131,004
Interest (income) expense, net	(1,064)	(7,383)	4,679	—	(3,768)
Other (income) expense, net	(9,032)	4,283	7,592	—	2,843
Transaction and restructuring	1,656	—	—	—	1,656

	4,374	192,470	282,809	(6,167)	473,486

(Loss) income before income taxes	(4,237)	32,618	9,740	—	38,121
Income tax (benefit) expense	(1,664)	9,824	4,801	—	12,961

(Loss) income before equity in losses of unconsolidated affiliates and other	(2,573)	22,794	4,939	—	25,160
Equity in losses of unconsolidated affiliates and other	—	—	(4)	—	(4)
Subsidiary income	27,729	(8,528)	(963)	(18,238)	—

Net (loss) income	$25,156	$14,266	$3,972	$(18,238)	$25,156

Quintiles Transnational Corp. and Subsidiaries

The following are condensed consolidating balance sheets of the Company as of March 31, 2004 and December 31, 2003 (in thousands):

As of March 31, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$33,031	$88,478	$205,883	$—	$327,392
Trade accounts receivable and unbilled services, net	—	113,566	164,252	—	277,818
Other current assets	3,939	28,438	47,556	—	79,933

Total current assets	36,970	230,482	417,691	—	685,143
Property and equipment, net	1,812	121,437	158,070	—	281,319
Intangibles and other assets:
Investments	22,082	335,911	1,106	—	359,099
Goodwill and other identifiable intangibles, net	10,428	247,623	316,451	—	574,502
Deposits and other assets	26,545	12,213	17,563	—	56,321
Investments in subsidiaries	1,744,879	(215,334)	76,312	(1,605,857)	—

Total intangibles and other assets	1,803,934	380,413	411,432	(1,605,857)	989,922

Total assets	$1,842,716	$732,332	$987,193	$(1,605,857)	$1,956,384

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$63,774	$61,533	$194,086	$—	$319,393
Credit arrangements	3,100	642	16,549	—	20,291
Unearned income	—	63,247	123,575	—	186,822
Other current liabilities	66,424	(3,009)	(46,201)	—	17,214

Total current liabilities	133,298	122,413	288,009	—	543,720
Long-term liabilities:
Credit arrangements, less current portion	755,350	3,607	13,000	—	771,957
Other liabilities	101,017	(13,566)	35,366	—	122,817
Net intercompany payables	335,161	(838,739)	503,578	—	—

Total long-term liabilities	1,191,528	(848,698)	551,944	—	894,774

Total liabilities	1,324,826	(726,285)	839,953	—	1,438,494
Total shareholders’ equity	517,890	1,458,617	147,240	(1,605,857)	517,890

Total liabilities and shareholders’ equity	$1,842,716	$732,332	$987,193	$(1,605,857)	$1,956,384

Quintiles Transnational Corp. and Subsidiaries
As of December 31, 2003

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(7,138)	$188,475	$193,826	$—	$375,163
Trade accounts receivable and unbilled services, net	—	84,148	155,846	—	239,994
Other current assets	5,885	23,669	48,495	—	78,049

Total current assets	(1,253)	296,292	398,167	—	693,206
Property and equipment, net	1,863	125,838	158,666	—	286,367
Intangibles and other assets:
Investments	20,147	339,797	1,143	—	361,087
Goodwill and other identifiable intangibles, net	13,429	255,552	326,592	—	595,573
Deposits and other assets	27,156	12,158	17,164	—	56,478
Investments in subsidiaries	1,739,676	(201,283)	77,107	(1,615,500)	—

Total intangibles and other assets	1,800,408	406,224	422,006	(1,615,500)	1,013,138

Total assets	$1,801,018	$828,354	$978,839	$(1,615,500)	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,482	$67,640	$191,637	—	$317,759
Credit arrangements	3,100	752	16,834	—	20,686
Unearned income	—	76,126	115,129	—	191,255
Other current liabilities	58,871	4,006	(32,833)	—	30,044

Total current liabilities	120,453	148,524	290,767	—	559,744
Long-term liabilities:
Credit arrangements, less current portion	756,125	3,634	13,869	—	773,628
Other liabilities	98,924	(8,375)	33,692	—	124,241
Net intercompany payables	290,418	(774,401)	483,983	—	—

Total long-term liabilities	1,145,467	(779,142)	531,544	—	897,869

Total liabilities	1,265,920	(630,618)	822,311	—	1,457,613
Total shareholders’ equity	535,098	1,458,972	156,528	(1,615,500)	535,098

Total liabilities and shareholders’ equity	$1,801,018	$828,354	$978,839	$(1,615,500)	$1,992,711

     The following are condensed consolidating statements of cash flows of the Company for the three months ended March 31, 2004 and 2003(in thousands):

Quintiles Transnational Corp. and Subsidiaries
Three months ended March 31, 2004 (successor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$(15,664)	$(5,592)	$(121)	$5,713	$(15,664)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,158	15,697	16,391	—	35,246
Amortization of debt issuance costs	803	25	—	—	828
Restructuring charge (payments) accrual, net	(7)	(1,117)	(344)	—	(1,468)
(Gain) loss from sales and impairments of investments, net	2,848	(7,434)	366	—	(4,220)
Gain on sale of certain assets	(4,660)	—	(663)	—	(5,323)
Provision for (benefit from) deferred income tax expense	1,096	(1,096)	825	—	825
Change in accounts receivable, unbilled services and unearned income	809	(42,788)	(2,722)	—	(44,701)
Change in other operating assets and liabilities	5,582	(7,568)	(6,208)	—	(8,194)
Investment in subsidiaries and intercompany	53,926	(55,449)	7,236	(5,713)	—
Other	—	(469)	149	—	(320)

Net cash (used in) provided by operating activities	47,891	(105,791)	14,909	—	(42,991)
Investing activities:
Acquisition of property and equipment	(92)	(4,702)	(6,536)	—	(11,330)
Payment of transaction costs in Transaction	(4,869)	—	—	—	(4,869)
Acquisition of businesses, net of cash acquired	—	—	(252)	—	(252)
Acquisition of commercial rights and royalties	—	(3,000)	—	—	(3,000)
Proceeds from sale of certain assets	—	—	9,277	—	9,277
Proceeds from disposition of property and equipment	—	1,108	984	—	2,092
Proceeds from (purchases of) debt securities, net	(424)	—	—	—	(424)
Purchases of equity securities and other investments	(1,465)	(2,337)	(1)	—	(3,803)
Proceeds from sale of equity securities and other investments	—	14,847	—	—	14,847

Net cash provided by (used in) investing activities	(6,850)	5,916	3,472	—	2,538
Financing activities:
Principal payments on credit arrangements	(872)	(139)	(4,415)	—	(5,426)

Net cash used in financing activities	(872)	(139)	(4,415)	—	(5,426)
Effect of foreign currency exchange rate changes on cash	—	17	(1,909)	—	(1,892)

(Decrease) increase in cash and cash equivalents	40,169	(99,997)	12,057	—	(47,771)
Cash and cash equivalents at beginning of period	(7,138)	188,475	193,826	—	375,163

Cash and cash equivalents at end of period	$33,031	$88,478	$205,883	$—	$327,392

Quintiles Transnational Corp. and Subsidiaries

Three months ended March 31, 2003 (predecessor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$25,156	$14,266	$3,972	$(18,238)	$25,156
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	355	9,787	12,501	—	22,643
Restructuring charge (payments) accrual, net	(232)	(642)	(878)	—	(1,752)
Loss (gain) from sales and impairments of investments, net	229	(18,181)	—	—	(17,952)
Provision for (benefit from) deferred income tax expense	1,762	(90)	(3,760)	—	(2,088)
Change in accounts receivable, unbilled services and unearned income	(1,726)	(165)	24,624	—	22,733
Change in other operating assets and liabilities	(16,006)	15,738	9,701	—	9,433
Investment in subsidiaries and intercompany	(8,977)	(13,570)	4,309	18,238	—
Other	(478)	(66)	349	—	(195)

Net cash (used in) provided by operating activities	83	7,077	50,818	—	57,978
Investing activities:
Acquisition of property and equipment	(16)	(4,780)	(4,566)	—	(9,362)
Acquisition of intangible assets	—	(500)	(4,019)	—	(4,519)
Acquisition of commercial rights and royalties	—	(7,355)	—	—	(7,355)
Proceeds from disposition of property and equipment	—	290	1,975	—	2,265
Proceeds from (purchases of) debt securities, net	(527)	—	—	—	(527)
Purchases of equity securities and other investments	(93)	(300)	—	—	(393)
Proceeds from sale of equity securities and other investments	—	22,701	2	—	22,703

Net cash (used in) provided by investing activities	(636)	10,056	(6,608)	—	2,812
Financing activities:
Principal payments on credit arrangements	—	(124)	(4,646)	—	(4,770)
Issuance of common stock, net (predecessor)	2,328	—	—	—	2,328

Net cash provided by (used in) financing activities	2,328	(124)	(4,646)	—	(2,442)
Effect of foreign currency exchange rate changes on cash	—	126	1,366	—	1,492

(Decrease) increase in cash and cash equivalents	1,775	17,135	40,930	—	59,840
Cash and cash equivalents at beginning of period	220	390,064	254,000	—	644,284

Cash and cash equivalents at end of period	$1,995	$407,199	$294,930	$—	$704,124

Quintiles Transnational Corp. and Subsidiaries

14. Commitments and Contingencies

On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, a subsidiary of the Company, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis, and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. On September 27, 2003, the parties entered into a settlement memorandum following a mediated settlement conference. The parties subsequently agreed to final settlement documents, which memorialized payments by several defendants to individual study participants or their representatives. On March 10, 2004, the Court dismissed the case with prejudice.

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

Quintiles Transnational Corp. and Subsidiaries

On June 13, 2003, ENVOY and Federal filed suit against the Company, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. Plaintiffs reached settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). Plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. The Company believes that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.

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

15. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The Company has determined that it is a non-public entity as defined by accounting guidance in FIN 46. The effective date for applying the provisions of FIN 46 for interests held by non-public entities in VIEs or potential VIEs created before February 1, 2003 is January 1, 2005. The Company is currently evaluating the impact of FIN 46 on these interests held prior to February 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or “target” or the negative thereof or other variations thereof or comparable terminology.

Quintiles Transnational Corp. and Subsidiaries

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, the risk that our substantial debt could adversely affect our financial condition, the limitations on the operation of our business imposed by the covenants contained in our senior subordinated notes and senior secured credit facility, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from previous restructurings, our ability to maintain large customer contracts or to enter into new contracts, delays in obtaining or failure to receive required regulatory approvals of our customers’ products or projects, changes in trends in the pharmaceutical industry, our ability to operate successfully a new line of business, the risk that Verispan, our joint venture with McKesson Corporation, or McKesson, relating to the informatics business, will not be successful, changes in existing, and the adoption of new, regulations affecting the pharmaceutical industry and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Gross Revenues. Gross revenues for the first quarter of 2004 were $519.3 million versus $511.6 million for the first quarter of 2003. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three months ended March 31
	2004	2003
Service revenues	$485,847	$462,997
Less: reimbursed service costs	82,459	94,341

Net service revenues	403,388	368,656
Commercial rights and royalties	29,235	30,658
Investments	4,220	17,952

Total net revenues	$436,843	$417,266

Reimbursed service costs	82,459	94,341

Gross revenues	$519,302	$511,607

•	Service Revenues. Service revenues were $485.8 million for the first quarter of 2004 compared to $463.0 million for the first quarter of 2003. Service revenues less reimbursed service costs, or net service revenues, for the first quarter of 2004 were $403.4 million, an increase of $34.7 million or 9.4% over net service revenues of $368.7 million for the first quarter of 2003. Net service revenues for the first quarter of 2004 were positively impacted by approximately $33.0 million due to the effect of the weakening of the U.S. dollar relative to

Quintiles Transnational Corp. and Subsidiaries

the euro, the British pound, the South African rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $13.6 million or 25.4% to $66.9 million for the first quarter of 2004 from the first quarter of 2003 including a positive impact of approximately $6.8 million due to the effect of foreign currency fluctuations. Net service revenues increased $29.5 million or 18.5% to $188.6 million for the first quarter of 2004 from the first quarter of 2003 in the Europe and Africa region including a positive impact of approximately $25.1 million due to the effect of foreign currency fluctuations. The commercial services group benefited from an improvement in the business conditions for its syndicated sales forces in the United Kingdom which resulted in higher utilization of its syndicated sales forces in the first quarter of 2004. Net service revenues decreased $8.3 million or (5.3%) to $148.0 million for the first quarter of 2004 from the first quarter of 2003 in the Americas region due to the timing of project start-ups and a decrease in commercial services provided under our PharmaBio Development contracts during the first quarter of 2004 as compared to the first quarter of 2003.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first quarter of 2004 were $29.2 million, a decrease of $1.4 million over first quarter 2003 commercial rights and royalties revenues of $30.7 million. Commercial rights and royalties revenues were positively impacted by approximately $3.8 million due to the effect of foreign currency fluctuations related to the weakening of the U.S. dollar relative to the euro. Commercial rights and royalties revenues for the first quarter of 2004 were reduced by approximately $2.8 million versus $289,000 for the first quarter of 2003 for payments made by us to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $1.4 million decrease is primarily the result of the conclusion of our service contract with Kos Pharmaceuticals, Inc., or KOSP, in December 2003. We recognized approximately $5.0 million of revenue in the first quarter of 2003 relating to the contract with KOSP. The decrease was partially offset by increases resulting from the following (1) our contracts with Columbia Labs, Inc., or CBRX, which contributed $3.2 million during the first quarter of 2004 versus $1.6 million during the first quarter of 2003, (2) contracts in Europe with two large pharmaceutical customers which contributed approximately $10.0 million of revenues during the first quarter of 2004 versus $9.8 million during the first quarter of 2003 and (3) our September 2003 acquisition of Pharmaplan which contributed $2.4 million of revenues during the first quarter of 2004. Revenues from miscellaneous contracts and activities decreased approximately $600,000 for the first quarter of 2004 versus the first quarter of 2003. Commercial rights and royalties revenues for the first quarter of 2004 were attributable to the following: (1) approximately 46.7% to our suite of dermatology products, (2) approximately 34.2% to our contracts with two large pharmaceutical customers in Europe, (3) approximately 10.9% to our contracts with CBRX and (4) approximately 8.3% to the acquisition of Pharmaplan during September 2003.

•	Investment Revenues. Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than- temporary declines in the fair values of our direct and indirect investments, for the first quarter of 2004 were a gain of $4.2 million versus $18.0 million for the first quarter of 2003. Investment revenues for the first quarter of 2003 included a $11.0

Quintiles Transnational Corp. and Subsidiaries

million gain on the warrant to acquire 700,000 shares of Scios, Inc. In addition, during the first quarter of 2004 and 2003, we recognized $154,000 and $820,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other-than-temporary.

Costs of Revenues. Costs of revenues were $368.0 million for the first quarter of 2004 versus $341.8 million for the first quarter of 2003. Below is a summary of the costs of revenues (in thousands):

	Three months ended March 31,
	2004	2003
Reimbursed service costs	$82,459	$94,341
Service costs	220,772	197,432
Commercial rights and royalties costs	31,841	29,830
Depreciation and amortization	32,907	20,148

	$367,979	$341,751

•	Reimbursed Service Costs. Reimbursed service costs were $82.5 million and $94.3 million for the first quarter of 2004 and 2003, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $220.8 million or 54.7% of net service revenues versus $197.4 million or 53.6% of net service revenues for the first quarter of 2004 and 2003, respectively. Service costs increased primarily as a result of annual salary and wage increases. Service costs were negatively impacted by approximately $17.7 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $31.8 million for the first quarter of 2003 versus $29.8 million for the first quarter of 2003. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $6.3 million and $8.1 million for the first quarter of 2004 and 2003, respectively.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $32.9 million for the first quarter of 2004 versus $20.1 million for the first quarter of 2003. Amortization expense increased approximately $12.3 million as a result of the increase in finite-lived identifiable intangible assets. Depreciation expense remained relatively constant increasing approximately $477,000.

Quintiles Transnational Corp. and Subsidiaries

General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $155.6 million or 35.6% of total net revenues for the first quarter of 2004 versus $131.0 million or 31.4% of total net revenues for the first quarter of 2003. Travel expenses increased approximately $5.8 million for the first quarter of 2004 when compared to the first quarter of 2003, primarily as a result of increased activities associated with our global operations. These travel expenses include reimbursements made to our Executive Chairman and Chief Executive Officer for business related travel services he provides for himself and other employees with the use of his own plane. Professional services increased approximately $5.7 million during this same time period, including approximately $938,000 of management fees to our parent company’s investor group. In addition, compensation expense was negatively impacted by approximately $6.7 million as a result of salary and wage increases. General and administrative expenses were negatively impacted by approximately $11.9 million from the effect of foreign currency fluctuations.

Net interest expense, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio Development contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $14.6 million for the first quarter of 2004 versus net interest income of $3.8 million for the first quarter of 2003. Interest income decreased approximately $2.2 million to $4.5 million for the first quarter of 2004 as a result of the decline in investable cash. Interest expense increased approximately $16.2 million as a result of the interest on the debt we incurred to fund the Pharma Services Transaction.

Other income was $3.2 million for the first quarter of 2004 versus other expense of $2.8 million for the first quarter of 2003. The first quarter of 2004 included approximately $5.1 million of net gains on the sale of assets, primarily certain assets of our reference laboratory in South Africa.

We recognized $1.7 million of transaction expenses for the first quarter of 2003 related to the activities of the special committee of our Board of Directors and its financial and legal advisors.

Loss before income taxes was $15.7 million for the first quarter of 2004 versus income before income taxes of $38.1 million or 9.1% of total net revenues for the first quarter of 2003.

The effective income tax rate was 2.0% for the first quarter of 2004 versus 34.0% for the first quarter of 2003. Our effective income tax rate was negatively impacted by deferred income taxes provided on earnings of our foreign subsidiaries. Presently, we do not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Since we conduct operations on a global basis, our effective income tax rate may vary.

During the first quarter of 2004 and 2003, we recognized $255,000 and $4,000, respectively, of losses from equity in unconsolidated affiliates and other which represents our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan’s net loss, net of a minority interest in a consolidated subsidiary.

Net loss was $15.7 million for the first quarter of 2004 versus net income of $25.2 million for the first quarter of 2003.

Quintiles Transnational Corp. and Subsidiaries

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the first quarter of 2004 and 2003, respectively. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution
					% of Net		% of Net
	2004	2003	Growth %	2004	Revenues	2003	Revenues
Product development	$262.7	$250.0	5.1%	$128.1	48.8%	$126.3	50.5%
Commercial services	147.0	126.7	16.0	54.6	37.1	44.9	35.4
PharmaBio Development	33.5	48.6	(31.2)	1.6	4.8	18.8	38.6
Eliminations	(6.3)	(8.1)	(22.4)	—	—	—	—

	$436.8	$417.3	4.7%	$184.2	42.2%	$190.0	45.5%

Product Development Group. Net service revenues for the product development group were $262.7 million for the first quarter of 2004 compared to $250.0 million for the first quarter of 2003 primarily as a result of a decrease in revenues from early development and laboratory services, or EDLS. Net service revenues for the first quarter of 2004 were positively impacted by approximately $20.6 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $3.1 million or 11.3% to $30.4 million including a positive impact of approximately $3.2 million due to the effect of foreign currency fluctuations. The decline in the EDLS revenues in the Asia Pacific region were offset by the growth of revenues from our clinical development services, or CDS. Net service revenues increased $15.9 million or 14.9% to $122.5 million in the Europe and Africa region as a result of the positive impact of approximately $16.4 million due to the effect of foreign currency fluctuations. The decline in EDLS revenues in the Europe and Africa region were offset by growth in revenues from CDS. Net service revenues decreased $6.3 million or (5.5%) to $109.9 million in the Americas region including a positive impact of approximately $1.1 million due to the effect of the strengthening U.S. dollar relative to the Canadian dollar.

Contribution for the product development group was $128.1 million for the first quarter of 2004 compared to $126.3 million for the first quarter of 2003. As a percentage of net service revenues, contribution margin was 48.8% for the first quarter of 2004 compared to 50.5% for the first quarter of 2003. The decrease in the contribution margin was directly related to the decrease in EDLS revenues.

Commercial Services Group. Net service revenues for the commercial services group were $147.0 million for the first quarter of 2004 compared to $126.7 million for the first quarter of 2003. Net service revenues for the first quarter of 2004 were positively impacted by approximately $12.9 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $11.6 million or 49.1% to $35.3 million including a positive impact of approximately $3.8 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $13.1 million or 23.8% to $68.1 million in the Europe and Africa region, including a positive impact of approximately $9.1 million due to the effect of foreign currency

Quintiles Transnational Corp. and Subsidiaries

fluctuations. We experienced an improvement in the difficult business conditions for our syndicated sales forces in the United Kingdom. Net service revenues decreased $4.4 million or (9.2%) to $43.6 million in the Americas region primarily as a result of a decrease in the services provided under our PharmaBio Development contracts during the year including the effect of the conclusion of the services portion of our contract with KOSP.

Contribution for the commercial services group was $54.6 million for the first quarter of 2004 compared to $44.9 million for the first quarter of 2003. As a percentage of net service revenues, contribution margin was 37.1% for the first quarter of 2004 compared to 35.4% for the first quarter of 2003. We experienced an improvement in the difficult market conditions for our syndicated sales forces in the United Kingdom which contributed to the increase in contribution as the costs for the syndicated sales forces are relatively constant and do not fluctuate in proportion to the revenues.

PharmaBio Development Group. Net revenues for the PharmaBio Development group decreased approximately $15.2 million during the first quarter of 2004 as compared to the first quarter of 2003 due to a $13.7 million decrease in investment revenues and a slight decrease of approximately $1.4 million in commercial rights and royalties revenues. Commercial rights and royalties costs increased by approximately $5.7 million during the same period primarily as a result of several factors including $4.6 million of costs associated with the marketing of Solaraze™ and ADOXA™ for the first quarter of 2004 as compared to $4.1 million for the first quarter of 2003. These factors were partially offset by a decrease of approximately $1.8 million in service costs relating to services provided by our commercial services group.

The contribution for the PharmaBio Development group decreased by $17.2 million from the first quarter of 2004 to the first quarter of 2003. The commercial rights and royalties revenues (net of related costs) in the first quarter of 2004 decreased the contribution of this group by approximately $3.4 million when compared to the first quarter of 2003 primarily due to the conclusion of the services portion of our contract with KOSP in December 2003. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $2.0 million related to the Cymbalta™ contract for which no revenues are being recognized. The contribution from investment revenues decreased by approximately $13.7 million for the first quarter of 2004 to $4.2 million versus $18.0 million for the first quarter of 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $327.4 million at March 31, 2004 as compared to $375.2 million at December 31, 2003.

Cash used in operations was $43.0 million for the three months ended March 31, 2004 versus cash provided by operations of $58.0 million for the comparable period of 2003.

Quintiles Transnational Corp. and Subsidiaries

Cash provided by investing activities was $2.5 million for the three months ended March 31, 2004 versus $2.8 million for the comparable period of 2003. Investing activities included the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights.

Capital asset purchases required an outlay of cash of $11.3 million for the three months ended March 31, 2004 compared to an outlay of $9.4 million for the same period in 2003.

Cash used for the acquisition of commercial rights and royalties related assets was $3.0 million for the three months ended March 31, 2004 as compared to an outlay of $11.9 million for the comparable period in 2003. The three months ended March 31, 2004 reflected a payment of $3.0 million pursuant to a contract with CBRX.

Purchases of equity securities and other investments required an outlay of cash of $3.8 million for the three months ended March 31, 2004 compared to an outlay of $393,000 for the same period in 2003. Proceeds from the sale of equity securities and other investments were $14.8 million during the three months ended March 31, 2004 as compared to $22.7 million for the same period in 2003. The proceeds received during the three months ended March 31, 2004 included approximately $14.8 million from the sale of a portion of our equity investments in The Medicines Company and Discovery Laboratories, Inc.

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	March 31, 2004	December 31, 2003
Trade service accounts receivable, net	$135,467	$122,496
Unbilled services	127,192	102,802
Unearned income	(186,701)	(190,918)

Net service receivables outstanding	$75,958	$34,380

Number of days of service revenues outstanding	14	7

Investments in debt securities were $11.5 million at March 31, 2004 as compared to $11.0 million at December 31, 2003. Our investments in debt securities consist primarily of state and municipal securities.

Investments in marketable equity securities decreased $6.3 million to $52.0 million at March 31, 2004 as compared to $58.3 million at December 31, 2003 primarily as a result of sales of equity securities which were partially offset by an increase in the market value of the securities.

Investments in non-marketable equity securities and loans at March 31, 2004 were $49.7 million, as compared to $48.6 million at December 31, 2003.

Investments in unconsolidated affiliates, primarily Verispan, were $121.1 million at March 31, 2004 as compared to $121.2 million at December 31, 2003.

We have available to us a $75.0 million revolving loan facility under our secured credit facility. In addition, we have available to us a £1.5 million (approximately $2.7 million) general banking facility with a U.K. bank. As of March 31, 2004, we did not have any outstanding balance on either of these facilities.

Quintiles Transnational Corp. and Subsidiaries

Our various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on our ability to (1) incur additional indebtedness, including capital leases and liens; (2) pay dividends and repurchase our capital stock; (3) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (4) make capital expenditures; and (5) issue capital stock of our subsidiaries. The agreements also contain financial covenants requiring us to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios as defined therein.

Shareholders’ equity at March 31, 2004 was $517.9 million versus $535.1 million at December 31, 2003.

Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under our revolving portion of our senior credit facility and line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. In addition, as part of our business strategy going forward, we intend to review and consider opportunities to acquire additional, or dispose of our existing product rights, as appropriate. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion. Any such acquisitions or equity or debt financings may be limited by the terms and restrictions contained in the credit agreement governing our senior secured facility, our indenture or the indenture governing the senior discount notes issued by Pharma Services Intermediate Holding Corp., or Intermediate Holding.

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

As of March 31, 2004, we had outstanding debt of approximately $792.2 million. Of the total debt, approximately $342.2 million is secured, and an additional $75.0 million in loans available under our senior credit facility also are secured by substantially all of our assets, if drawn upon.

Our substantial indebtedness and the significant reduction in our available cash resulting from the financing of the Pharma Services Transaction could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to the senior subordinated notes as well as our obligations under our senior secured credit facility. Our substantial indebtedness and significant reduction in available cash could also:

•	increase our vulnerability to adverse general economic and industry conditions;

Quintiles Transnational Corp. and Subsidiaries

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

The indenture governing the senior subordinated notes and the senior secured credit facility contain covenants that limit our flexibility and prevent us from taking certain actions.

The indenture governing the notes and the credit agreement governing the senior secured credit facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock;

•	issue capital stock of restricted subsidiaries;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	engage in unrelated businesses;

•	create liens; and

•	sell certain assets or merge with or into other companies.

These covenants may significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. In addition, the senior secured credit facility includes other and more restrictive covenants and prohibits us from prepaying our other debt, including the notes, while borrowings under our senior secured credit facility are outstanding. The senior secured

Quintiles Transnational Corp. and Subsidiaries

credit facility also requires us to maintain certain financial ratios and meet other financial tests. These covenants are broadly drafted and we must apply our judgment on a daily basis to whether our actions comply; however, our lenders may interpret these covenants differently and could claim that our actions are in violation of the covenants. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indenture governing the notes. In addition, these lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including interest rates and covenants. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants and financial tests.

We are subject to additional risks and restrictions as a result of Intermediate Holding’s issuance of discount notes.

On March 18, 2004, Intermediate Holding issued an aggregate principal amount at maturity of $219.0 million in senior discount notes due April 1, 2014, or the discount notes. The discount notes accrete at the rate of 11.5% per annum, compounded semi-annually on April 1 and October 1 of each year to, but not including April 1, 2009. From and after April 1, 2009, cash interest on the discount notes will accrue at the rate of 11.5% per annum, and will be payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2009, until maturity. Intermediate Holding is a holding company that currently conducts all of its operations through us and our subsidiaries and affiliates. As a result, all of Intermediate Holding’s operating profit and cash flows are generated by us and our subsidiaries and affiliates. The discount notes, however, are the exclusive obligation of Intermediate Holding, and we are not obligated to make funds available for payment on the discount notes. Intermediate Holding’s ability to make payments on the discount notes is nevertheless dependent on our earnings and cash flows and our ability to make distributions in the form of dividends or other advances and transfers to Intermediate Holding. To the extent we have funds available and to the extent permitted by our senior credit facility and the indenture governing our notes, we may make funds available to Intermediate Holding to permit payment of its obligations under the discount notes. In addition, the indenture governing the discount notes prohibits Intermediate Holding from permitting us to take certain actions substantially similar to those we would be prohibited from taking under the covenants contained in our indenture.

Despite our level of indebtedness, we and our parent companies are able to incur substantially more debt. Incurring such debt could further exacerbate the risks to our financial condition.

Although the indenture governing our notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase. In addition, to the extent new debt is incurred by Pharma Services or Intermediate Holding, such as the 11.5% senior discount notes due 2014 issued by Intermediate Holding on March 18, 2004, we may be required to generate sufficient cash flow to satisfy such obligations.

Quintiles Transnational Corp. and Subsidiaries

While the indenture and the credit agreement also contain restrictions on our ability to make investments, these restrictions are subject to a number of qualifications and exceptions and the investments we may make in compliance with these restrictions could be substantial. The restrictions do not prevent us from incurring certain expenses in connection with our PharmaBio Development group transactions, including expenses we may incur to provide sales forces for the products of our PharmaBio Development customers at our cost under the terms of our agreements with those customers.

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

Quintiles Transnational Corp. and Subsidiaries

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

In May 2002, we completed the formation of a joint venture, Verispan, with McKesson designed to leverage the operational strengths of the healthcare information business of each party. As part of the formation of Verispan, we contributed our former informatics business. As a result, Verispan remains subject to the risks to which our informatics business was exposed. If Verispan is not successful or if it experiences any of the difficulties described below, there could be an adverse effect on our results of operations and financial condition, as Verispan is a pass-through entity and, as such, its results are reflected in our financial statements to the extent of our interest in Verispan. We may not achieve the intended benefits of Verispan if it is not able to secure additional data in exchange for equity. Verispan also could encounter other difficulties, including:

•	its ability to obtain continuous access to de-identified healthcare data from third parties in sufficient quantities to support its informatics products;

•	its ability to process and use the volume of data received from a variety of data providers;

•	its ability to attract customers, besides us and McKesson, to purchase its products and services;

•	the risk of changes in healthcare information privacy laws and regulations that could create a risk of liability, increase the cost of Verispan’s business or limit its service offerings;

•	the risk that industry regulation may restrict Verispan’s ability to analyze and disseminate pharmaceutical and healthcare data; and

•	the risk that it will not be able to effectively and cost-efficiently replace services previously provided to the contributed businesses by the former parent corporations.

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

As part of our PharmaBio Development group’s business strategy, we enter into transactions with customers in which we take on some of the risk of the potential success or failure of the customer’s product. These transactions may include making a strategic investment in a customer, providing financing to a customer, or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive approval from the FDA or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular transaction. In addition, the timing of regulatory approval and product launch, such as with respect to the pending review of Cymbalta™, and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. The potential negative effect to us could increase depending on the nature and timing of these transactions and the length of time before it becomes apparent that the product will not achieve commercial success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs with respect to these transactions.

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

Our success substantially depends on the performance, contributions and expertise of our senior management team, led by Dennis B. Gillings, Ph.D., our Executive Chairman and Chief Executive Officer. In connection with and following the Pharma Services Transaction, we have experienced some turnover in our senior management. For instance, our Executive Vice President and Chief Financial Officer has announced his intention to retire from his position. Our performance also depends on our ability to identify, attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of Dr. Gillings or any key executive, or our inability to continue to attract and retain qualified personnel, or replace any departed personnel in a timely fashion could have a material adverse effect on our business, results of operations or financial condition.

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

We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses. For example, we were among the defendants named in a class action by participants in an Alzheimer’s study which sought to hold us liable for alleged injury to the participants participating in the trial, allegedly caused as a result of that participation. The case has subsequently been settled.

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

We maintain insurance designed to cover ordinary risks associated with our operations and our ordinary indemnification obligations. This insurance might not be adequate coverage or may be contested by our carriers. For example, our insurance carrier, to whom we paid premiums to cover risks associated with our product development services, filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from class action litigation involving an Alzheimer’s study, which suit has been subsequently settled. The availability and level of coverage provided by our insurance could have a material impact on our profitability if we suffer uninsured losses or are required to indemnify third parties for uninsured losses.

As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD Corporation, or WebMD, to indemnify WebMD for losses arising out of or in connection with the (1) canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY Corporation, or ENVOY, for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1) – (4) above. These indemnity obligations are limited to 50.0% for the first $20.0 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.

In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD. In particular, we could be liable for losses which may arise in connection with a class action lawsuit filed against ENVOY prior to our purchase and subsequent sale of it to WebMD, which lawsuit was recently settled. ENVOY and its insurance carrier, Federal, filed a lawsuit against us in June 2003 alleging that we should be responsible for payment of the settlement amount of $11.0 million and related fees and costs in connection with the class action lawsuit settlement. Our indemnity obligation with regard to losses arising from the sale of ENVOY to WebMD including ENVOY’s class action lawsuit is not subject to the limitation on the first $20.0 million of aggregate losses described above.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

•	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

•	Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at March 31, 2004. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

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

The confidentiality and release of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections. Similarly, the European Union, or EU, and its member states, as well as other countries, continue to issue new regulations. National and U.S. state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.

Quintiles Transnational Corp. and Subsidiaries

We may be adversely affected by customer concentration.

Although we did not have any one customer that accounted for 10% of net service revenues for the three months ended March 31, 2004, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

If we were unable to produce electronic records, which meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule,” or Part 11, in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Further, in August 2003, the FDA issued a “Guidance for Industry: Part 11, Electronic Records; Electronic Signatures – Scope and Application” that addressed the FDA’s current thinking on this topic. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our customers in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We did not have any material changes in market risk from December 31, 2003.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no

Quintiles Transnational Corp. and Subsidiaries

changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On January 26, 2001, a purported class action lawsuit was filed in the State Court of Richmond County, Georgia, naming Novartis Pharmaceuticals Corp., Pharmed Inc., Debra Brown, Bruce I. Diamond and Quintiles Laboratories Limited, one of our subsidiaries, on behalf of 185 Alzheimer’s patients who participated in drug studies involving an experimental drug manufactured by defendant Novartis, and their surviving spouses. The complaint alleges claims for breach of fiduciary duty, civil conspiracy, unjust enrichment, misrepresentation, Georgia RICO violations, infliction of emotional distress, battery, negligence and loss of consortium as to class member spouses. The complaint seeks unspecified damages, plus costs and expenses, including attorneys’ fees and experts’ fees. On September 27, 2003, the parties entered into a settlement memorandum following a mediated settlement conference. The parties subsequently agreed to final settlement documents, which memorialized payments by several defendants to individual study participants or their representatives. On March 10, 2004 the Court dismissed the case with prejudice.

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

Quintiles Transnational Corp. and Subsidiaries

On June 13, 2003, ENVOY and Federal filed suit against us, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. Plaintiffs reached settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760, or the Envoy Securities Litigation. Plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. We believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – Not Applicable

Item 3. Defaults upon Senior Securities – Not applicable

Item 4. Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5. Other Information – Not applicable

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(a)	During the three months ended March 31, 2004, the Company filed or furnished two reports on Form 8-K.

The Company furnished a Form 8-K to the Securities and Exchange Commission dated March 4, 2004, providing information regarding its net new business wins during 2003. This report shall

Quintiles Transnational Corp. and Subsidiaries

not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Exchange Act.

The Company furnished a Form 8-K, dated March 9, 2004, reporting that Intermediate Holding announced its intent to offer senior discount notes due 2014 with gross proceeds to Intermediate Holding of approximately $125.0 million.

No other reports on Form 8-K were filed or furnished during the three months ended March 31, 2004.

Quintiles Transnational Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date	April 30, 2004	/s/ Dennis B. Gillings

Dennis B. Gillings, Executive Chairman
and Chief Executive Officer

Date	April 30, 2004	/s/ James L. Bierman

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