Form 10-Q
period 2004-06-30
QUINTILES TRANSNATIONAL CORP
filed 2004-08-13
CIK 919623

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2004 was 125,000,000.

Index

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets — June 30, 2004 and December 31, 2003	3
Condensed consolidated statements of operations – Three months ended June 30, 2004 (successor) and 2003 (predecessor); Six months ended June 30, 2004 (successor) and 2003 (predecessor)	4
Condensed consolidated statements of cash flows – Six months ended June 30, 2004 (successor) and 2003 (predecessor)	5
Notes to condensed consolidated financial statements – June 30, 2004	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosure about Market Risk	61
Item 4. Controls and Procedures	61
Part II. Other Information
Item 1. Legal Proceedings	62
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – Not Applicable	63
Item 3. Defaults upon Senior Securities – Not Applicable	63
Item 4. Submission of Matters to a Vote of Security Holders – Not Applicable	63
Item 5. Other Information – Not Applicable	63
Item 6. Exhibits and Reports on Form 8-K	64
Signatures	65
Exhibit Index	66

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30	December 31
	2004	2003
	Successor	Successor
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$375,268	$373,622
Trade accounts receivable and unbilled services, net	292,893	237,142
Investments in debt securities	629	611
Prepaid expenses	25,415	20,096
Other current assets and receivables	55,818	52,723
Assets of discontinued operation	88,459	88,549

Total current assets	838,482	772,743

Property and equipment	320,947	300,902
Less accumulated depreciation	(39,940)	(15,072)

	281,007	285,830
Intangibles and other assets:
Investments in debt securities	10,942	10,426
Investments in marketable equity securities	34,392	58,294
Investments in non-marketable equity securities and loans	53,021	48,556
Investments in unconsolidated affiliates	121,125	121,176
Commercial rights and royalties	8,211	12,528
Accounts receivable – unbilled	45,181	40,107
Advances to customer	70,000	70,000
Goodwill	170,771	181,327
Other identifiable intangibles, net	302,549	335,251
Deferred income taxes	4,246	4,093
Deposits and other assets	50,384	52,380

	870,822	934,138

Total assets	$1,990,311	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$312,927	$312,700
Credit arrangements	20,822	20,669
Unearned income	187,204	191,255
Income taxes payable	23,335	24,911
Other current liabilities	2,545	3,169
Liabilities of discontinued operation	7,125	7,081

Total current liabilities	553,958	559,785
Long-term liabilities:
Credit arrangements, less current portion	772,404	773,587
Deferred income taxes	95,987	99,622
Minority interest	36,310	1,380
Other liabilities	21,918	23,239

	926,619	897,828

Total liabilities	1,480,577	1,457,613
Shareholders’ equity:
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	521,725	521,725
Accumulated deficit	(33,176)	(7,427)
Accumulated other comprehensive income	21,185	20,800

Total shareholders’ equity	509,734	535,098

Total liabilities and shareholders’ equity	$1,990,311	$1,992,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Successor	Predecessor	Successor	Predecessor
Net revenues	$425,766	$408,398	$848,960	$811,952
Add: reimbursed service costs	82,306	96,797	164,765	191,138

Gross revenues	508,072	505,195	1,013,725	1,003,090
Costs, expenses and other:
Costs of revenues	372,062	337,493	728,664	669,600
General and administrative	158,984	137,232	314,602	268,236
Interest expense (income), net	14,576	(4,360)	29,195	(8,128)
Other (income) expense, net	1,199	(8,267)	(1,992)	(5,425)
Transaction	—	2,231	—	3,887
Gain on sale of portion of an investment in a subsidiary	(24,688)	—	(24,688)	—
Non-operating gain on change of interest transaction	(10,030)	—	(10,030)	—

	512,103	464,329	1,035,751	928,170

(Loss) income before income taxes	(4,031)	40,866	(22,026)	74,920
Income tax expense	14,133	14,531	13,408	27,020

(Loss) income before equity in earnings of unconsolidated affiliates and other	(18,164)	26,335	(35,434)	47,900
Equity in losses of unconsolidated affiliates and other	(201)	20	(456)	16

(Loss) income from continuing operations	(18,365)	26,355	(35,890)	47,916
Income from discontinued operation	8,280	3,242	10,141	6,837

Net (loss) income	$(10,085)	$29,597	$(25,749)	$54,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2004	2003
	Successor	Predecessor
Operating activities
Net (loss) income	$(25,749)	$54,753
Income from discontinued operation	(10,141)	(6,837)

(Loss) income from continuing operations	(35,890)	47,916
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	66,882	42,184
Amortization of debt issuance costs	1,661	—
Restructuring charge (payments) accrual, net	(3,244)	(4,070)
Loss (gain) from sales and impairments of investments, net	3,795	(28,448)
Gain from sale of certain assets	(5,114)	—
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—
Non-operating gain on change of interest transaction	(10,030)	—
Provision for (benefit from) deferred income tax expense	5,270	1,374
Change in accounts receivable, unbilled services and unearned income	(63,397)	(187)
Change in other operating assets and liabilities	(6,556)	1,326
Other	(89)	(1,269)

Net cash (used in) provided by operating activities	(71,400)	58,826
Investing activities
Acquisition of property and equipment	(24,583)	(23,959)
Payment of transaction costs in Transaction	(7,039)	—
Acquisition of businesses, net of cash acquired	(252)	—
Acquisition of intangible assets	—	(3,739)
Acquisition of commercial rights and royalties	(3,000)	(14,710)
Proceeds from sale of certain assets	9,068	—
Proceeds from sale of minority interest in subsidiary	35,976	—
Proceeds from disposition of property and equipment	3,495	4,151
Proceeds from (purchases of) debt securities, net	(407)	25,846
Purchases of equity securities and other investments	(7,736)	(5,131)
Proceeds from sale of equity securities and other investments	27,930	53,815
Other	250	—

Net cash provided by investing activities	33,702	36,273
Financing activities
Principal payments on credit arrangements, net	(9,432)	(9,579)
Dividend from discontinued operation	7,929	4,447
Proceeds from change in interest transaction	41,773	—
Issuance of common stock, net (predecessor)	—	5,079

Net cash provided by (used in) financing activities	40,270	(53)
Effect of foreign currency exchange rate changes on cash	(926)	14,896

Increase in cash and cash equivalents	1,646	109,942
Cash and cash equivalents at beginning of period	373,622	644,255

Cash and cash equivalents at end of period	$375,268	$754,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

June 30, 2004

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

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 financial statement presentation.

In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan Pharmaceuticals business (“Bioglan”) as further described in Note 10. Accordingly, the operating results and balance sheet items of Bioglan have been reflected separately in the accompanying financial statements as a discontinued operation.

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

2. Employee Stock Compensation

Pharma Services granted options to purchase 212,500 shares of its common stock to certain of the Company’s employees during the six months ended June 30, 2004, none of which were granted during the quarter ended June 30, 2004. As of June 30, 2004, there were options to acquire 3,525,000 shares of Pharma Services Common Stock outstanding.

Quintiles Transnational Corp. and Subsidiaries

Pro forma information regarding net (loss) income is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for the stock options granted by its parent company, Pharma Services, to the Company’s employees under the fair value method of SFAS No. 123.

The Company’s pro forma information follows (in thousands):

	Three months	Three months
	ended	ended	Six months ended	Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	Successor	Predecessor	Successor	Predecessor
Net (loss) income, as reported	$(10,085)	$29,597	$(25,749)	$54,753
Add: stock based compensation expense included in net income (loss) as reported, net of income tax	—	—	—	—
Less: pro forma adjustment for stock-based compensation, net of income tax	—	(3,662)	(1)	(7,481)

Pro forma net (loss) income	$(10,085)	$25,935	$(25,750)	$47,242

3. Commercial Rights and Royalties

Commercial rights and royalties related assets are classified either as a commercial rights and royalties, accounts receivable – unbilled or advances to customers in the non-current asset section of the accompanying balance sheets. Below is a summary of the commercial rights and royalties related assets (in thousands):

	June 30,	December 31,
	2004	2003
	Successor	Successor
Commercial rights and royalties	$8,211	$12,528
Accounts receivable-unbilled	45,181	40,107
Advances to customer	70,000	70,000

Total	$123,392	$122,635

Below is a brief description of these agreements:

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ for angina in the United States and Canada. In July 2003, CVTX and the Company entered into a new agreement that superceded the prior agreement. Under the terms of the July 2003 agreement, all rights to RanexaTM reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. CVTX also is obligated to purchase from the Company, within six months of the approval of RanexaTM, services of at least $10.0 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10.0 million in purchased services.

Quintiles Transnational Corp. and Subsidiaries

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of June 30, 2004, the Company has capitalized 251.8 million Philippine pesos (approximately $4.5 million) related to the cost of acquiring these commercial rights, and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN™ and a milestone-based $6.0 million line of credit which is convertible into PLTT’s common stock, of which $4.0 million was funded by the Company as of December 31, 2003. Further, based on achieving certain milestones, the Company committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6.0 million limit per year. Following product launch, the agreement provides for the Company to receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by PLTT on September 5, 2003 indicated that PLTT will need significant additional financing to continue operations beyond September 15, 2003 and PLTT has not made any additional filings with the Securities and Exchange Commission since that time. As such, the Company recorded an impairment of $4.0 million during 2003 on the loan receivable from PLTT and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003. In 2004, PLTT ceased active operations and is pursuing a recapitalization strategy, which had not raised additional funding to the Company’s knowledge as of June 30, 2004.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to DSCO a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of June 30, 2004, the Company has made $5.7 million available under the line of credit, of which $4.8 million has been funded. In addition, the Company receives warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company under the line of credit as milestones are achieved. The Company has also agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of DSCO common stock included participation rights to acquire additional shares of DSCO. The Company exercised its participation rights in two such transactions with DSCO. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with a detachable warrant to purchase 119,811 shares of DSCO common stock for $517,000. Using the cashless exercise feature, the Company exercised the November 2002 warrant and received 83,357 shares of DSCO common stock. During July 2003, the Company purchased an additional 218,059 shares of DSCO common stock along with a detachable warrant to purchase 43,612 shares of DSCO

Quintiles Transnational Corp. and Subsidiaries

common stock for $1.2 million. In February 2004, the Company used the cashless feature to exercise the warrant to purchase 357,143 shares of common stock and received 249,726 shares of DSCO common stock. In April 2004, the Company used the cashless feature to purchase 213,334 shares of common stock and received 160,318 shares of DSCO common stock.

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended June 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through June 30, 2004, the Company has received payments totaling approximately $15.4 million. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities.

During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of June 30, 2004, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $13 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.

Quintiles Transnational Corp. and Subsidiaries

In July 2002, the Company entered into an agreement with Eli Lilly and Company (“LLY”) to support LLY in its commercialization efforts for Cymbalta™ in the United States. LLY has submitted a New Drug Application, or NDA, for Cymbalta™, which was approved in the third quarter of 2004 by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta™ for the five years following product launch. The Company’s sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110.0 million of which $70.0 million was paid in 2002 and the remaining $40.0 million is due throughout the four quarters following FDA approval. The $110 million in payments will be capitalized and amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period. The sales force costs will be expensed as incurred. The payments are reported in the statement of cash flows as an investing activity — advances to customer. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta™ sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. In addition to the Company’s obligations, LLY is obligated to spend at specified levels.

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“CBRX”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of CBRX common stock for $5.5 million. The Company also paid to CBRX four quarterly payments of $1.125 million totaling $4.5 million. The payments are reported in the statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In return, the Company will receive royalties of 5% on the sales of the four CBRX women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. Through June 30, 2004, the Company has received payments totaling approximately $503,000. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities. In addition, the Company will provide to CBRX, at CBRX’s expense on a fee-for-service basis, a sales force to commercialize the products. In January 2004, the Company and CBRX agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to CBRX. The purchase of the CBRX common stock included participation rights to acquire additional shares of CBRX. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of CBRX for $664,000.

Quintiles Transnational Corp. and Subsidiaries

In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.7 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.4 million) of which 2.2 million euros (approximately $2.7 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 7.5 million euros (approximately $9.1 million) as of June 30, 2004. The payments are reported in the statement of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided all of the services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

In March 2003, the Company entered into an agreement with CBRX to commercialize CBRX’s StriantTM testosterone buccal bioadhesive product in the United States. StriantTM was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has paid five quarterly payments of $3.0 million each totaling $15.0 million. The payments are reported in the statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. Through June 30, 2004, the Company has received payments totaling approximately $306,000. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities. In addition, the Company will provide to CBRX, at CBRX’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. In January 2004, the Company and CBRX agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to CBRX.

In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and U.S. launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company’s affiliates, at agreed upon rates. The customer, though, may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. The agreement contains quarterly limits on the Company’s service obligations with a maximum of $10.0 million of services in any quarter. Without revising the overall limits of the agreement, the agreement was amended to allow increased spending for the second, third and fourth quarters of 2004. The revised quarterly limits are $11 million for the second quarter of 2004 and $13 million for each of the third and fourth quarters of 2004. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new

Quintiles Transnational Corp. and Subsidiaries

product, the Company is obligated to provide no more than $57.5 million in services. In return for performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on U.S. net sales of the existing product and (2) beginning on the U.S. launch of the new product, a declining tiered royalty (beginning in the low teens) on U.S. net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. The Company will also receive a $20.0 million payment from the customer upon the U.S. launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, the Company may terminate its remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $7.5 million of services under this agreement through June 30, 2004.

The Company has firm commitments under the arrangements described above to provide funding of approximately $281.0 million in exchange for various commercial rights. As of June 30, 2004, the Company has funded approximately $218.0 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $95-120 million per year for a period of five to six years, subject to certain limitations and varying time periods.

Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2004	2005	2006	2007	2008	Total
Service commitments	$19,207	$31,358	$4,383	$3,856	$437	$59,241
Licensing and distribution rights	1,538	1,838	—	—	—	3,376

	$20,745	$33,196	$4,383	$3,856	$437	$62,617

Quintiles Transnational Corp. and Subsidiaries

4. Investments – Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of June 30, 2004 is as follows (in thousands except share data):

	Trading	Number of		Fair Market
Company	Symbol	Shares	Cost Basis	Value
Common Stock:
The Medicines Company	MDCO	375,000	$9,731	$11,441
Discovery Laboratories, Inc.	DSCO	1,499,657	11,802	14,382
Columbia Laboratories, Inc.	CBRX	1,178,359	4,077	4,077
Derivative instruments (see Note 6)			—	(445)
Other			4,324	4,937

Total Marketable Equity Securities			$29,934	$34,392

In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other than temporary, the Company recognized losses due to the impairment of marketable equity securities of $10.2 million for the three and six months ended June 30, 2004.

5. Investments – Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of June 30, 2004 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment
Venture capital funds	$34,398	$13,944
Equity investments (six companies)	13,058	—
Convertible loans (three companies)	685	112
Loans (two companies)	4,880	3,749

Total non-marketable equity securities and loans	$53,021	$17,805

Below is a table representing management’s best estimate as of June 30, 2004 of the amount and timing of the above remaining funding commitments (in thousands):

	2004	2005	Total
Venture capital funds	$8,140	$5,804	$13,944
Convertible loans	112	—	112
Loans	3,000	749	3,749

Total remaining funding commitments	$11,252	$6,553	$17,805

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

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $51,000, $1.6 million, $205,000 and $2.5 million of losses due to such impairments in the three months ended June 30, 2004 and 2003, respectively, and six months ended June 30, 2004 and 2003, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that were deemed by management to be other-than-temporary.

6. Derivatives

As of June 30, 2004, the Company had the following derivative positions in securities of other issuers: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) put and call instruments to hedge the cash flow from the sale of certain marketable securities.

As of June 30, 2004, the Company had funded five convertible loans with a carrying value of approximately $685,000. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.

As of June 30, 2004, the Company has several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company’s freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, strike price, time to expiration of the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. At June 30, 2004, the Company held warrants from various contracts valued at $6.0 million which are

Quintiles Transnational Corp. and Subsidiaries

included in the accompanying balance sheet as deposits and other assets. The Company recognized an investment loss of $59,000 during the three months ended June 30, 2004 and investment revenues of $1.3 million, $2.5 million and $12.4 million during the three months ended June 30, 2003, and the six months ended June 30, 2004 and 2003, respectively, related to changes in the fair values of the warrants.

In 2003, the Company had entered into three zero-cost-collar transactions to hedge certain future cash flows occurring in 2004. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from sales of the underlying security during the first three quarters of 2004, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instrument is recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as defined. As of June 30, 2004, the Company recorded a gross unrealized loss on these transactions of $445,000 which is shown as a reduction of the fair value of the marketable equity securities on the accompanying balance sheet. Upon expiration of the hedging instruments, all amounts recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity will be reclassified into income. As the first zero-cost-collar transaction expired unexercised, the zero-cost-collar contract had no value; therefore, there were no amounts reclassified into income. The underlying equity security was sold generating approximately $21.6 million in cash and a gain of approximately $2.1 million for the six months ended June 30, 2004.

7. Goodwill and Identifiable Intangible Assets

The Company has approximately $302.5 million of intangible assets, of which approximately $109.7 million is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with definite-lived identifiable intangible assets was $19.1 million and $8.3 million for the three months ended June 30, 2004 and 2003, respectively, and $38.5 million and $16.5 million for the six months ended June 30, 2004 and 2003, respectively.

Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately, $71.8 million, $56.2 million, $25.8 million, $15.1 million and $10.8 million for each of the years in the five-year period ended December 31, 2008, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/ or licensing and distribution rights.

In connection with the Pharma Services Transaction, the Company prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The fair values are subject to refinement as additional information relative to their fair values as of the date of September 25, 2003 becomes available and as certain contingencies are resolved.

Quintiles Transnational Corp. and Subsidiaries

The following is a summary of identifiable intangible assets as of June 30, 2004 (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$125,578	$28,343	$97,235
Trademarks, trade names and other	164,720	13,306	151,414
Software and related assets	71,383	17,483	53,900

Total identifiable intangible assets	$361,681	$59,132	$302,549

The following is a summary of goodwill by segment for the six months ended June 30, 2004 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated
Balance as of December 31, 2003	$116,931	$61,750	$2,646	$181,327
Less: goodwill allocated to certain assets disposed of	(519)	—	—	(519)
goodwill allocated to sale of a portion of an investment in a subsidiary	(2,345)	(4,424)	—	(6,769)
goodwill allocated to non-operating change in interest transaction	(988)	(1,865)	—	(2,853)
Privatization transaction fee adjustment	(198)	(52)	—	(250)
Impact of foreign currency fluctuations	(167)	2	—	(165)

Balance as of June 30, 2004	$112,714	$55,411	$2,646	$170,771

8. Investment Revenues

The following table is a summary of investment revenues (in thousands):

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2004	2003	2004	2003
	Successor	Predecessor	Successor	Predecessor
Marketable equity and derivative securities:
Gross realized gains	$2,533	$13,242	$7,389	$32,009
Gross realized losses	(340)	—	(822)	—
Impairment losses	(10,157)	(282)	(10,157)	(282)
Non-marketable equity securities and loans:
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Impairment losses	(51)	(1,648)	(205)	(2,468)

Total investment revenues	$(8,015)	$11,312	$(3,795)	$29,259

9. Gain on Portion of an Investment in a Subsidiary and Change in Interest Transactions

In June 2004, Mitsui & Co., Ltd. (“Mitsui”) acquired a 20% voting interest in one of the Company’s subsidiaries, Quintiles Transnational Japan K.K. (“QJPN”) through two transactions. Mitsui acquired 3,556 shares of QJPN’s ordinary shares from the Company for approximately 4.0 billion yen (approximately $37.0 million). As part of its sale of 3,556 ordinary shares, the Company may receive up to an additional 2.0 billion yen (approximately $18.5 million) based on QJPN’s future financial performance. Due to the uncertainty associated with the contingent consideration, the Company has not

Quintiles Transnational Corp. and Subsidiaries

included this amount in its gain on the sale of a portion of an investment in a subsidiary. During the second quarter of 2004, the Company recorded a gain on the sale of a minority interest in a subsidiary of $24.7 million.

In addition, QJPN issued 1,778 shares of its Class A preference shares and 1,778 ordinary shares to Mitsui for approximately 4.7 billion yen (approximately $42.9 million). The issuance by QJPN of the additional ordinary shares further reduced the ownership interest by the Company in QJPN. As the proceeds from the issuance of preference shares are not considered realized until the preference shares are converted into ordinary shares, the Company did not include such proceeds in its non-operating gain on the change in interest transaction. The Company recorded a non-operating gain on the change in interest transaction of approximately $10.0 million.

As the preference shares are substantially the same as the ordinary shares since the holders participate equally in dividends, voting rights and liquidation of residual assets, the Company included the preference shares in determining its minority’s ownership interest. Therefore, the minority interest percentage used by the Company in calculating the minority interest will be 20%.

10. Discontinued Operation

In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business to New Jersey-based Bradley Pharmaceuticals, Inc. for approximately $188.3 million in cash including approximately $5.4 million of direct costs for transferred inventory. The sales agreement contains certain adjustment provisions that could decrease the total purchase price by requiring the Company to make payments to Bradley. The assets disposed of were part of the PharmaBio Development group’s strategic investment portfolio which is routinely analyzed to evaluate the return potential of the assets within the portfolio.

The Bioglan business consisted primarily of a number of dermatology products, including Solaraze® and ADOXA®, that the Company acquired in 2001 and 2002. In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA® in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc., had previously marketed, as well as approximately $1.6 million in cash. Until the Company entered into a plan to dispose of the Bioglan assets in May 2004, the Company amortized the intangible assets in proportion to the estimated revenues over the lives of these product rights. As a result of the discontinued operation, these assets are classified as assets “held for sale” in the Company’s balance sheet and are no longer being amortized. Under certain of the contracts acquired, the Company had commitments to pay royalties based on a percentage of net sales of the acquired product rights.

In December 2001, the Company acquired the license to market SkyePharma’s Solaraze® skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. Until the Company entered into a plan to dispose of the Bioglan assets in May 2004, the Company amortized the rights in proportion to the revenues earned over the 14 year life of the license. Until the completion of the sale of Bioglan, the Company had a commitment to pay royalties to SkyePharma based on a percentage of net sales of Solaraze®.

Quintiles Transnational Corp. and Subsidiaries

The results of the Bioglan business have been reported separately as a discontinued operation in the condensed consolidated statements of operations. The results of the discontinued operation do not reflect any corporate costs or management fees allocated by the Company.

The following is a summary of the operations of the Bioglan business included in discontinued operation (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	Successor	Predecessor	Successor	Predecessor
Gross revenues	$21,952	$14,838	$35,601	$28,550
Income before income taxes	9,451	3,948	11,722	8,015
Income taxes	1,171	706	1,581	1,178

Net income	$8,280	$3,242	$10,141	$6,837

The assets and liabilities of the Bioglan operations are reported separately in the accompanying condensed consolidated balance sheets as assets and liabilities of discontinued operation. The following is a summary of the assets and liabilities of the discontinued operation (in thousands):

	As of June 30, 2004	As of December 31, 2003
Current assets	$13,637	$9,012
Property and equipment, net	460	536
Intangible assets	74,357	78,995
Other assets	5	6

Assets of discontinued operation	$88,459	$88,549

Current liabilities	$7,092	$7,040
Long-term liabilities	33	41

Liabilities of discontinued operation	$7,125	$7,081

In May 2000, the Company completed its sale of its electronic data interchange unit, ENVOY Corporation (“ENVOY”). The Company recorded an extraordinary gain on the sale of ENVOY in the amount of $436.3 million, net of income taxes of $184.7 million. In 2001, the Company adjusted its estimate of its tax basis in ENVOY resulting in a $142.0 million reduction in income taxes on the sale of ENVOY which resulted in an increase in the extraordinary gain in the same amount.

In January 2004, the Company received a communication from the Internal Revenue Service proposing an increase in its income taxes owed for 2000 by approximately $153.1 million. After further discussions, the Internal Revenue Service revised and reissued its prior communication, reducing the proposed assessment to $84.6 million. The proposed increase relates to the Internal Revenue Service challenging the Company’s method for determining the basis it applied to the sale of its ENVOY Corporation subsidiary. The Company is contesting the proposed increase and is presently in the appeals process with the Internal Revenue Service.

Quintiles Transnational Corp. and Subsidiaries

11. Restructuring

In connection with the Pharma Services Transaction, the Company adopted a restructuring plan. As part of this plan, approximately 211 positions are to be eliminated mostly in Europe and the United States. As of June 30, 2004, 60 positions were eliminated.

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

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to certain abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of the 2002 Plan, approximately 99 positions were to be eliminated mostly in the Europe and Africa region. As of June 30, 2004, 89 individuals have been terminated pursuant to the 2002 Plan.

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

Quintiles Transnational Corp. and Subsidiaries

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

As of June 30, 2004, the following amounts were recorded for the restructuring plans discussed above (in thousands):

	Balance at	2003 Plan	2002 Plans	2001 Plans	2000 Plan	Balance as of
	December 31,	Write-offs/	Write-offs/	Write-offs/	Write-offs/	June 30,
	2003	Payments	Payments	Payments	Payments	2004
Severance and related costs	$7,567	$(2,181)	$—	$—	$(5)	$5,381
Exit costs	8,176	(112)	(4)	(773)	(169)	7,118

	$15,743	$(2,293)	$(4)	$(773)	$(174)	$12,499

12. Comprehensive Income

The following table represents the Company’s comprehensive (loss) income (in thousands):

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2004	2003	2004	2003
	Successor	Predecessor	Successor	Predecessor
Net (loss) income	$(10,085)	$29,597	$(25,749)	$54,753
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income taxes	(1,926)	10,398	157	13,209
Reclassification adjustment, net of income taxes	3,434	(4,780)	2,032	(9,587)
Minimum pension liability, net of income taxes	—	—	—	(3,098)
Foreign currency adjustment	421	17,416	(1,804)	21,297

Comprehensive (loss) income	$(8,156)	$52,631	$(25,364)	$76,574

Quintiles Transnational Corp. and Subsidiaries

13. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. Contribution is defined as gross revenues less of costs of revenues, excluding depreciation and amortization expense as indicated below. Intersegment revenues have been eliminated (in thousands):

Three months ended June 30, 2004 — Successor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$268,363	$150,263	$—	$—	$418,626
Intersegment	—	8,596	—	(8,596)	—

Total net services	268,363	158,859	—	(8,596)	418,626
Reimbursed service costs	67,863	14,488	—	(45)	82,306

Gross service revenues	336,226	173,347	—	(8,641)	500,932
Commercial rights and royalties	—	—	15,155	—	15,155
Investment	—	—	(8,015)	—	(8,015)

Total revenues	$336,226	$173,347	$7,140	$(8,641)	$508,072

Contribution:
	$128,353	$61,310	$(21,497)	$—	$168,166

Quintiles Transnational Corp. and Subsidiaries

Three months ended June 30, 2003 — Predecessor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$251,374	$127,959	$—	$—	$379,333
Intersegment	—	10,893	—	(10,893)	—

Total net services	251,374	138,852	—	(10,893)	379,333
Reimbursed service costs	81,627	15,170	—	—	96,797

Gross service revenues	333,001	154,022	—	(10,893)	476,130
Commercial rights and royalties	—	—	17,753	—	17,753
Investment	—	—	11,312	—	11,312

Total revenues	$333,001	$154,022	$29,065	$(10,893)	$505,195

Contribution:
	$128,079	$50,713	$9,415	$—	$188,207

Six months ended June 30, 2004 — Successor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$531,047	$290,967	$—	$—	$822,014
Intersegment	—	14,879	—	(14,879)	—

Total net services	531,047	305,846	—	(14,879)	822,014
Reimbursed service costs	135,724	29,416	—	(375)	164,765

Gross service revenues	666,771	335,262	—	(15,254)	986,779
Commercial rights and royalties	—	—	30,741	—	30,741
Investment	—	—	(3,795)	—	(3,795)

Total revenues	$666,771	$335,262	$26,946	$(15,254)	$1,013,725

Contribution:
	$256,415	$115,865	$(22,156)	$—	$350,124

Six months ended June 30, 2003 — Predecessor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$501,410	$246,579	$—	$—	$747,989
Intersegment	—	18,988	—	(18,988)	—

Total net services	501,410	265,567	—	(18,988)	747,989
Reimbursed service costs	161,783	29,355	—	—	191,138

Gross service revenues	663,193	294,922	—	(18,988)	939,127
Commercial rights and royalties	—	—	34,704	—	34,704
Investment	—	—	29,259	—	29,259

Total revenues	$663,193	$294,922	$63,963	$(18,988)	$1,003,090

Contribution:
	$254,394	$95,623	$24,126	$—	$374,143

Quintiles Transnational Corp. and Subsidiaries

	Three months	Three months	Six months ended	Six months ended
	ended June 30,	ended June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Successor	Predecessor	Successor	Predecessor
Depreciation and amortization expense:
Product development	$21,182	$14,427	$42,772	$29,374
Commercial services	7,823	5,875	16,007	10,866
PharmaBio Development (included in contribution)	1,015	771	1,819	1,531
Corporate	3,151	203	6,284	413

Total depreciation and amortization expense	$33,171	$21,276	$66,882	$42,184

	As of June 30, 2004	As of December 31, 2003
Assets:
Product development	$1,028,201	$1,008,099
Commercial services	326,479	266,021
PharmaBio Development	249,468	267,572
Corporate	297,704	362,470
Assets of discontinued operation	88,459	88,549

Total assets	$1,990,311	$1,992,711

14. Guarantor Financial Information

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

The following are condensed consolidating statements of operations of the Company for the three and six months ended June 30, 2004 and 2003 (in thousands):

Quintiles Transnational Corp. and Subsidiaries

Three months ended June 30, 2004 (successor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Gross revenues	$37	$184,368	$324,280	$(613)	$508,072
Costs, expenses and other:
Costs of revenues	4,739	152,548	214,775	—	372,062
General and administrative	17,328	48,426	93,843	(613)	158,984
Interest (income) expense, net	15,477	(6,568)	5,667	—	14,576
Other (income) expense, net	(15,568)	13,630	3,137	—	1,199
Gain on sale of portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	(12,742)	208,036	317,422	(613)	512,103

(Loss) income before income taxes	12,779	(23,668)	6,858	—	(4,031)
Income tax (benefit) expense	17,530	(7,613)	4,216	—	14,133

(Loss) income before equity in losses of unconsolidated affiliates and other	(4,751)	(16,055)	2,642	—	(18,164)
Equity in losses of unconsolidated affiliates and other	—	45	(246)	—	(201)
Subsidiary income	(5,334)	(1,988)	861	6,461	—

(Loss) income from operations	(10,085)	(17,998)	3,257	6,461	(18,365)
Income from discontinued operation	—	526	7,754	—	8,280

Net (loss) income	$(10,085)	$(17,472)	$11,011	$6,461	$(10,085)

Quintiles Transnational Corp. and Subsidiaries

Three months ended June 30, 2003 (predecessor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Gross revenues	$(1,581)	220,835	$285,941	$—	$505,195
Costs, expenses and other:
Costs of revenues	2,788	150,315	184,390	—	337,493
General and administrative	11,328	44,862	81,042	—	137,232
Interest (income) expense, net	(1,192)	(7,935)	4,767	—	(4,360)
Other (income) expense, net	(17,725)	6,845	2,613	—	(8,267)
Transaction	2,231	—	—	—	2,231

	(2,570)	194,087	272,812	—	464,329

(Loss) income before income taxes	989	26,748	13,129	—	40,866
Income tax (benefit) expense	857	7,342	6,332	—	14,531

(Loss) income before equity in losses of unconsolidated affiliates and other	132	19,406	6,797	—	26,335
Equity in losses of unconsolidated affiliates and other	—	(8)	28	—	20
Subsidiary income	29,465	(3,727)	(37)	(25,701)	—

Income (loss) from operations	29,597	15,671	6,788	(25,701)	26,355
Income from discontinued operation	—	433	2,809	—	3,242

Net (loss) income	$29,597	$16,104	$9,597	$(25,701)	$29,597

Quintiles Transnational Corp. and Subsidiaries
Six months ended June 30, 2004 (successor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Gross revenues	$(15)	$370,185	$644,168	$(613)	$1,013,725
Costs, expenses and other:
Costs of revenues	10,609	292,304	425,751	—	728,664
General and administrative	36,381	89,327	189,507	(613)	314,602
Interest (income) expense, net	31,066	(13,355)	11,484	—	29,195
Other (income) expense, net	(35,032)	25,683	7,357	—	(1,992)
Gain on sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	8,306	393,959	634,099	(613)	1,035,751

(Loss) income before income taxes	(8,321)	(23,774)	10,069	—	(22,026)
Income tax (benefit) expense	14,784	(10,976)	9,600	—	13,408

(Loss) income before equity in losses of unconsolidated affiliates and other	(23,105)	(12,798)	469	—	(35,434)
Equity in losses of unconsolidated affiliates and other	—	(23)	(433)	—	(456)
Subsidiary income	(2,644)	(11,413)	1,658	12,399	—

Income (loss) from operations	(25,749)	(24,234)	1,694	12,399	(35,890)
Income from discontinued operation	—	945	9,196	—	10,141

Net (loss) income	$(25,749)	$(23,289)	$10,890	$12,399	$(25,749)

Quintiles Transnational Corp. and Subsidiaries

Six months ended June 30, 2003 (predecessor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Gross revenues	$(1,444)	440,559	$563,975	$—	$1,003,090
Costs, expenses and other:
Costs of revenues	4,489	298,568	366,543	—	669,600
General and administrative	22,441	86,932	158,863	—	268,236
Interest (income) expense, net	(2,256)	(15,318)	9,446	—	(8,128)
Other (income) expense, net	(26,757)	11,128	10,204	—	(5,425)
Transaction	3,887	—	—	—	3,887

	1,804	381,310	545,056	—	928,170

(Loss) income before income taxes	(3,248)	59,249	18,919	—	74,920
Income tax (benefit) expense	(807)	16,627	11,200	—	27,020

(Loss) income before equity in losses of unconsolidated affiliates and other	(2,441)	42,622	7,719	—	47,900
Equity in losses of unconsolidated affiliates and other	—	(8)	24	—	16
Subsidiary income	57,194	(12,255)	(1,000)	(43,939)	—

Income (loss) from operations	54,753	30,359	6,743	(43,939)	47,916
Income from discontinued operation	—	11	6,826	—	6,837

Net (loss) income	$54,753	$30,370	$13,569	$(43,939)	$54,753

The following are condensed consolidating balance sheets of the Company as of June 30, 2004 and December 31, 2003 (in thousands):

Quintiles Transnational Corp. and Subsidiaries

As of June 30, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$41,089	$76,765	$257,414	$—	$375,268
Trade accounts receivable and unbilled services, net	—	120,900	171,993	—	292,893
Other current assets	8,077	23,203	50,582	—	81,862
Assets of discontinued operation	—	13,953	74,506	—	88,459

Total current assets	49,166	234,821	554,495	—	838,482

Property and equipment, net	1,782	117,031	162,194	—	281,007
Intangibles and other assets:
Investments	21,274	320,488	1,110	—	342,872
Goodwill and other identifiable intangibles, net	7,429	239,140	226,751	—	473,320
Deposits and other assets	26,034	11,340	17,256	—	54,630
Investments in subsidiaries	1,752,382	(215,103)	75,451	(1,612,730)	—

Total intangibles and other assets	1,807,119	355,865	320,568	(1,612,730)	870,822

Total assets	$1,858,067	$707,717	$1,037,257	$(1,612,730)	$1,990,311

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,799	$65,771	$197,357	$—	$312,927
Credit arrangements	3,100	642	17,080	—	20,822
Unearned income	—	56,726	130,478	—	187,204
Other current liabilities	75,292	(1,747)	(47,665)	—	25,880
Liabilities of discontinued operation	—	5,474	1,651	—	7,125

Total current liabilities	128,191	126,866	298,901	—	553,958
Long-term liabilities:
Credit arrangements, less current portion	754,575	3,266	14,563	—	772,404
Minority interest	9,427	—	26,883	—	36,310
Other liabilities	104,850	(19,077)	32,132	—	117,905
Net intercompany payables	351,290	(850,552)	499,262	—	—

Total long-term liabilities	1,220,142	(866,363)	572,840	—	926,619

Total liabilities	1,348,333	(739,497)	871,741	—	1,480,577
Total shareholders’ equity	509,734	1,447,214	165,516	(1,612,730)	509,734

Total liabilities and shareholders’ equity	$1,858,067	$707,717	$1,037,257	$(1,612,730)	$1,990,311

Quintiles Transnational Corp. and Subsidiaries

As of December 31, 2003

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(7,138)	$188,430	$192,330	$—	$373,622
Trade accounts receivable and unbilled services, net	—	84,148	152,994	—	237,142
Other current assets	5,885	23,093	44,452	—	73,430
Assets of discontinued operation	—	1,501	87,048	—	88,549

Total current assets	(1,253)	297,172	476,824	—	772,743

Property and equipment, net	1,863	125,301	158,666	—	285,830
Intangibles and other assets:
Investments	20,147	339,797	1,143	—	361,087
Goodwill and other identifiable intangibles, net	13,429	255,209	247,940	—	516,578
Deposits and other assets	27,156	12,158	17,159	—	56,473
Investments in subsidiaries	1,738,852	(201,283)	77,107	(1,614,676)	—

Total intangibles and other assets	1,799,584	405,881	343,349	(1,614,676)	934,138

Total assets	$1,800,194	$828,354	$978,839	$(1,614,676)	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,482	$63,162	$191,055	—	$312,699
Credit arrangements	3,100	736	16,834	—	20,670
Unearned income	—	76,126	115,129	—	191,255
Other current liabilities	58,047	3,669	(33,636)	—	28,080
Liabilities of discontinued operation	—	5,696	1,385	—	7,081

Total current liabilities	119,629	149,389	290,767	—	559,785
Long-term liabilities:
Credit arrangements, less current portion	756,125	3,593	13,869	—	773,587
Minority interest	—	—	1,380	—	1,380
Other liabilities	98,924	(8,375)	32,312	—	122,861
Net intercompany payables	290,418	(774,401)	483,983	—	—

Total long-term liabilities	1,145,467	(779,183)	531,544	—	897,828

Total liabilities	1,265,096	(629,794)	822,311	—	1,457,613
Total shareholders’ equity	535,098	1,458,148	156,528	(1,614,676)	535,098

Total liabilities and shareholders’ equity	$1,800,194	$828,354	$978,839	$(1,614,676)	$1,992,711

     The following are condensed consolidating statements of cash flows of the Company for the six months ended June 30, 2004 and 2003(in thousands):

Quintiles Transnational Corp. and Subsidiaries

Six months ended June 30, 2004 (successor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$(25,749)	$(23,289)	$10,890	$12,399	$(25,749)
Income from discontinued operation	—	(945)	(9,196)	—	(10,141)

(Loss) income from continuing operations	(25,749)	(24,234)	1,694	12,399	(35,890)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,074	31,006	29,802	—	66,882
Amortization of debt issuance costs	1,636	25	—	—	1,661
Restructuring charge (payments) accrual, net	(8)	(1,769)	(1,467)	—	(3,244)
(Gain) loss from sales and impairments of investments, net	2,962	467	366	—	3,795
Gain on sale of certain assets	(4,660)	—	(454)	—	(5,114)
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)
Provision for (benefit from) deferred income tax expense	5,325	(1,096)	1,041	—	5,270
Change in accounts receivable, unbilled services and unearned income	651	(56,284)	(7,764)	—	(63,397)
Change in other operating assets and liabilities	2,149	1,091	(9,796)	—	(6,556)
Investment in subsidiaries and intercompany	60,300	(70,052)	22,151	(12,399)	—
Other	(113)	33	(9)	—	(89)

Net cash (used in) provided by operating activities	13,849	(120,813)	35,564	—	(71,400)
Investing activities:
Acquisition of property and equipment	(221)	(9,204)	(15,158)	—	(24,583)
Payment of transaction costs in Transaction	(7,039)	—	—	—	(7,039)
Acquisition of businesses, net of cash acquired	—	—	(252)	—	(252)
Acquisition of commercial rights and royalties	—	(3,000)	—	—	(3,000)
Proceeds from sale of certain assets	—	—	9,068	—	9,068
Proceeds from sale of a portion of an investment in a subsidiary	35,976	—	—	—	35,976
Proceeds from disposition of property and equipment	258	980	2,257	—	3,495
Proceeds from (purchases of) debt securities, net	(669)	262	—	—	(407)
Purchases of equity securities and other investments	(332)	(7,403)	(1)	—	(7,736)
Proceeds from sale of equity securities and other investments	—	27,930	—	—	27,930
Other	250	—	—	—	250

Net cash provided by (used in) investing activities	28,223	9,565	(4,086)	—	33,702
Financing activities:
Principal payments on credit arrangements	(1,774)	(420)	(7,238)	—	(9,432)
Dividend from discontinued operation	7,929	—	—	—	7,929
Proceeds from change in interest transaction	—	—	41,773	—	41,773

Net cash (provided by) used in financing activities	6,155	(420)	34,535	—	40,270
Effect of foreign currency exchange rate changes on cash	—	3	(929)	—	(926)

(Decrease) increase in cash and cash equivalents	48,227	(111,665)	65,084	—	1,646
Cash and cash equivalents at beginning of period	(7,138)	188,430	192,330	—	373,622

Cash and cash equivalents at end of period	$41,089	$76,765	$257,414	$—	$375,268

Quintiles Transnational Corp. and Subsidiaries

Six months ended June 30, 2003 (predecessor)

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$54,753	$30,370	$13,569	$(43,939)	$54,753
Income from discontinued operation	—	(11)	(6,826)	—	(6,837)

(Loss) income from continuing operation	54,753	30,359	6,743	(43,939)	47,916
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	703	18,860	22,621	—	42,184
Restructuring charge (payments) accrual, net	(420)	(1,095)	(2,555)	—	(4,070)
Loss (gain) from sales and impairments of investments, net	1,076	(29,524)	—	—	(28,448)
Provision for (benefit from) deferred income tax expense	1,796	(1,417)	995	—	1,374
Change in accounts receivable, unbilled services and unearned income	2,704	(13,945)	11,054	—	(187)
Change in other operating assets and liabilities	(21,387)	18,913	3,800	—	1,326
Investment in subsidiaries and intercompany	(38,025)	51,488	(57,402)	43,939	—
Other	(478)	(981)	190	—	(1,269)

Net cash (used in) provided by operating activities	722	72,658	(14,554)	—	58,826
Investing activities:
Acquisition of property and equipment	(136)	(12,452)	(11,371)	—	(23,959)
Acquisition of intangible assets	—	(500)	(3,239)	—	(3,739)
Acquisition of commercial rights and royalties	—	(14,710)	—	—	(14,710)
Proceeds from disposition of property and equipment	—	746	3,405	—	4,151
Proceeds from (purchases of) debt securities, net	(775)	26,621	—	—	25,846
Purchases of equity securities and other investments	(3,292)	(1,800)	(39)	—	(5,131)
Proceeds from sale of equity securities and other investments	—	53,813	2	—	53,815

Net cash (used in) provided by investing activities	(4,203)	51,718	(11,242)	—	36,273
Financing activities:
Principal payments on credit arrangements	—	(483)	(9,096)	—	(9,579)
Dividend from discontinued operation	4,447	—	—	—	4,447

Issuance of common stock, net (predecessor)	5,079	—	—	—	5,079

Net cash provided by (used in) financing activities	9,526	(483)	(9,096)	—	(53)
Effect of foreign currency exchange rate changes on cash	—	151	14,745	—	14,896

(Decrease) increase in cash and cash equivalents	6,045	124,044	(20,147)	—	109,942
Cash and cash equivalents at beginning of period	220	390,049	253,986	—	644,255

Cash and cash equivalents at end of period	$6,265	$514,093	$233,839	$—	$754,197

Quintiles Transnational Corp. and Subsidiaries

15. Commitments and Contingencies

On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, the Company’s excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to the Company based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in a class action lawsuit that was settled earlier this year involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to the Company’s position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The Company believes the allegations made by Federal and Chubb are without merit and is defending this case vigorously.

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

On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited (“Novex”), a subsidiary of the Company. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate UK sales force, failing to implement marketing effort in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $100.5 million). Novex intends to file a counter-claim asserting breach of contract. The parties have reached agreement to stay the arbitration process pending future discussions. The Company believes that the allegations made by ML are without merit and intends to defend the case vigorously.

Quintiles Transnational Corp. and Subsidiaries

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

We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, the risk that our substantial debt could adversely affect our financial condition, the limitations on the operation of our business imposed by the covenants contained in our senior subordinated notes and senior secured credit facility, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and on-going expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from previous restructurings, our ability to maintain large customer contracts or to enter into

Quintiles Transnational Corp. and Subsidiaries

new contracts, delays in obtaining or failure to receive required regulatory approvals of our customers’ products or projects, changes in trends in the pharmaceutical industry, our ability to operate successfully in a new line of business, the risk that Verispan, our joint venture with McKesson Corporation, or McKesson, relating to the informatics business, will not be successful, changes in existing, and the adoption of new, regulations affecting the pharmaceutical industry and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

Results of Operations

In August 2004, we completed our previously announced sale of certain assets related to our Bioglan Pharmaceuticals business, or Bioglan, for approximately $188.3 million including approximately $5.4 million of direct costs for transferred inventory. The results of operations, assets and liabilities of the Bioglan business have been reported separately as a discontinued operation. All historical periods presented herein have been reclassified to reflect the Bioglan business as a discontinued operation.

Three Months Ended June 30, 2004 and 2003

Gross Revenues. Gross revenues for the second quarter of 2004 were $508.1 million versus $505.2 million for the second quarter of 2003. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three months ended June 30
	2004	2003
Service revenues	$500,932	$476,130
Less: reimbursed service costs	82,306	96,797

Net service revenues	418,626	379,333
Commercial rights and royalties	15,155	17,753
Investments	(8,015)	11,312

Total net revenues	$425,766	$408,398

Reimbursed service costs	82,306	96,797

Gross revenues	$508,072	$505,195

•	Service Revenues. Service revenues were $500.9 million for the second quarter of 2004 compared to $476.1 million for the second quarter of 2003. Service revenues less reimbursed service costs, or net service revenues, for the second quarter of 2004 were $418.6 million, an increase of $39.3 million or 10.4% over net service revenues of $379.3 million for the second quarter of 2003. Net service revenues for the second quarter of 2004 were positively impacted by approximately $21.1 million due to the effect of the weakening of the U.S. dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $12.2 million or 21.9% to $67.8 million for the second quarter of 2004 from the second quarter of 2003 including a positive impact of approximately $5.0 million due to the effect of foreign currency fluctuations. Net service revenues increased $24.5 million or 14.9% to $189.2 million for the second quarter of 2004 from the second quarter of 2003 in the Europe and Africa region including a positive impact of approximately $16.3 million due to the effect of foreign currency fluctuations. Net service revenues

Quintiles Transnational Corp. and Subsidiaries

increased $2.6 million or 1.7% to $161.7 million for the second quarter of 2004 from the second quarter of 2003 in the Americas region.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the second quarter of 2004 were $15.2 million, a decrease of $2.6 million over second quarter 2003 commercial rights and royalties revenues of $17.8 million. Commercial rights and royalties revenues were positively impacted by approximately $928,000 due to the effect of foreign currency fluctuations related to the weakening of the U.S. dollar relative to the euro. Commercial rights and royalties revenues for the second quarter of 2004 were reduced by approximately $1.5 million versus $339,000 for the second quarter of 2003 for payments made by us to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. In December 2003, the service contract with Kos Pharmaceuticals, Inc., or KOSP, concluded. We recognized approximately $6.2 million of revenue in the second quarter of 2003 relating to the contract with KOSP. Our contracts with Columbia Labs, Inc., or CBRX, contributed approximately $1.6 million of revenues during the second quarter of 2004 versus $1.9 million during the second quarter of 2003. These decreases were partially offset by increases resulting from the following (1) our contracts in Europe with two large pharmaceutical customers which contributed approximately $10.4 million of revenues during the second quarter of 2004 versus $9.0 million during the second quarter of 2003 and (2) our September 2003 acquisition of a controlling interest in Pharmaplan which contributed $3.2 million of revenues during the second quarter of 2004. Revenues from miscellaneous contracts and activities decreased approximately $586,000 for the second quarter of 2004 versus the second quarter of 2003. Commercial rights and royalties revenues for the second quarter of 2004 were attributable to the following: (1) approximately 68.4% to our contracts with two large pharmaceutical customers in Europe, (2) approximately 20.8% to the acquisition of Pharmaplan during September 2003, and (3) approximately 10.4% to our contracts with CBRX.

•	Investment Revenues. Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the second quarter of 2004 were a loss of $8.0 million versus a gain of $11.3 million for the second quarter of 2003. Investment revenues for the second quarter of 2004 included $2.2 million of net gains on marketable securities versus $13.0 million of net gains on marketable securities for the second quarter of 2003. In addition, during the second quarter of 2004 and 2003, we recognized $10.2 million and $1.6 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other-than-temporary including the 2004 impairment on our investment in CBRX in the amount of $10.2 million.

Quintiles Transnational Corp. and Subsidiaries

Costs of Revenues. Costs of revenues were $372.1 million for the second quarter of 2004 versus $337.5 million for the second quarter of 2003. Below is a summary of the costs of revenues (in thousands):

	Three months ended June 30,
	2004	2003
Reimbursed service costs	$82,306	$96,797
Service costs	228,963	200,541
Commercial rights and royalties costs	28,637	19,650
Depreciation and amortization	32,156	20,505

	$372,062	$337,493

•	Reimbursed Service Costs. Reimbursed service costs were $82.3 million and $96.8 million for the second quarter of 2004 and 2003, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $229.0 million or 54.7% of net service revenues versus $200.5 million or 52.9% of net service revenues for the second quarter of 2004 and 2003, respectively. Compensation and related expenses increased approximately $17.1 million primarily as a result of salary and wage increases including an increase in our number of billable employees. Other expenses directly related to our service contracts increased approximately $11.3 million. Service costs were negatively impacted by approximately $10.9 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $28.6 million for the second quarter of 2004 versus $19.7 million for the second quarter of 2003. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $8.6 million and $10.9 million for the second quarter of 2004 and 2003, respectively. We also incurred approximately $4.7 million and $2.7 million of costs related to our CymbaltaTM contract for the second quarter of 2004 and 2003, respectively. In addition, the second quarter of 2004 includes approximately $6.8 million and $2.4 million of costs related to our February 2004 contract with a large pharmaceutical company and our Pharmaplan operations which we acquired in September 2003, respectively.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $32.2 million for the second quarter of 2004 versus $20.5 million for the second quarter of 2003. Amortization expense increased approximately $11.4 million as a result of the increase in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense remained relatively constant increasing approximately $266,000.

Quintiles Transnational Corp. and Subsidiaries

General and administrative expenses. General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $159.0 million or 37.3% of total net revenues for the second quarter of 2004 versus $137.2 million or 33.6% of total net revenues for the second quarter of 2003. Travel expenses increased approximately $5.8 million for the second quarter of 2004 when compared to the second quarter of 2003, primarily as a result of increased activities associated with our global operations. These travel expenses include reimbursements made to our Executive Chairman and Chief Executive Officer for business related travel services he provides for himself and other employees with the use of his own plane. Professional services increased approximately $3.1 million during this same time period, including approximately $938,000 of management fees to our parent company’s investor group. In addition, compensation expense was negatively impacted by approximately $5.6 million as a result of salary and wage increases including an increase in the number of administrative employees. General and administrative expenses were negatively impacted by approximately $7.7 million from the effect of foreign currency fluctuations.

Net interest expense, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio Development contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $14.6 million for the second quarter of 2004 versus net interest income of $4.4 million for the second quarter of 2003. Interest income decreased approximately $2.6 million to $2.3 million for the second quarter of 2004 as a result of the decline in investable cash. Interest expense increased approximately $16.4 million as a result of the interest on the debt we incurred to fund the Pharma Services Transaction.

Other expense was $1.2 million for the second quarter of 2004 versus other income of $8.3 million for the second quarter of 2003. Net gains on foreign currency translation were approximately $15,000 for the second quarter of 2004 compared to approximately $8.3 million in the second quarter of 2003.

We recognized $2.2 million of transaction expenses for the second quarter of 2003 related to the activities of the special committee of our Board of Directors and its financial and legal advisors.

During the second quarter of 2004, we sold 3,556 shares of ordinary shares, or approximately 11.1% of our ownership interest, in our Japanese subsidiary, QJPN, to Mitsui & Co., or Mitsui, for approximately 4.0 billion yen (approximately $37.0 million) of gross proceeds. We incurred approximately $1.1 million of costs related to the sale. As a result, we recognized a gain on the sale of a portion of an investment in a subsidiary of approximately $24.7 million.

In addition, our Japanese subsidiary issued 1,778 ordinary shares and 1,778 preference shares directly to Mitsui for an aggregate amount of approximately 4.7 billion yen (approximately $42.9 million) of gross proceeds. We incurred approximately $463,000 of costs related to the issuance of the ordinary shares and approximately $652,000 of costs related to the issuance of the preference shares. The issuance of the new ordinary shares further reduced our ownership interest in this subsidiary by an additional 4.7%. As a result, we recognized a non-operating gain of approximately $10.0 million for the change in interest transaction. We did not recognize any gain or loss associated with the new issuance of preference shares which decreased our voting interest in this subsidiary by an additional 4.2% to 80% and accounted for approximately 2.8 billion yen (approximately $25.1 million) of gross proceeds.

Quintiles Transnational Corp. and Subsidiaries

Loss before income taxes was $4.0 million for the second quarter of 2004 versus income before income taxes of $40.9 million or 10.0% of total net revenues for the second quarter of 2003.

The effective income tax rate was (350.6%) for the second quarter of 2004 versus 35.6% for the second quarter of 2003. Our effective income tax rate for the second quarter of 2004 was negatively impacted due to the gains on the Mitsui transactions. The tax effects of the gains on these transactions are recognized as a period adjustment not a change in the annual effective income tax rate. Our estimated annual effective income tax rate increased to approximately 3.8% during the second quarter of 2004 versus an estimated 2.0% at the first quarter of 2004. Since we conduct operations on a global basis, our effective income tax rate may vary.

During the second quarter of 2004 and 2003, we recognized losses of $201,000 and earnings of $20,000, respectively, from equity in unconsolidated affiliates and other which represents a minority interest in consolidated affiliates net of our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan.

Loss from continuing operations was $18.2 million in the second quarter of 2004 versus income from continuing operations of $26.4 million in the second quarter of 2003.

Income from our discontinued operation, Bioglan, was $8.3 million in the second quarter of 2004 versus $3.2 million in the second quarter of 2003. Gross revenues of the discontinued operation increased approximately $7.1 million to $22.0 million for the second quarter of 2004 as compared to gross revenues of $14.8 million for the second quarter of 2003.

Net loss was $10.1 million for the second quarter of 2004 versus net income of $29.6 million for the second quarter of 2003.

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the second quarter of 2004 and 2003, respectively. In August 2004, we completed our previously announced sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development group. All historical periods presented herein have been restated to reflect Bioglan as a discontinued operation. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

Quintiles Transnational Corp. and Subsidiaries

	Total Net Revenues			Contribution
					% of Net		% of Net
	2004	2003	Growth %	2004	Revenues	2003	Revenues
Product development	$268.4	$251.4	6.8%	$128.4	47.8%	$128.1	51.0%
Commercial services	158.9	138.9	14.4	61.3	38.6	50.7	36.5
PharmaBio Development	7.1	29.1	(75.4)	(21.5)	(301.1)	9.4	32.4
Eliminations	(8.6)	(10.9)	21.1	—	—	—	—

	$425.8	$408.4	4.3%	$168.2	39.5%	$188.2	46.1%

Product Development Group. Net service revenues for the product development group were $268.4 million for the second quarter of 2004 compared to $251.4 million for the second quarter of 2003. The increase in revenues is primarily from clinical development services, or CDS. Net service revenues for the second quarter of 2004 were positively impacted by approximately $12.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $1.8 million or 6.3% to $30.4 million due to a positive impact of approximately $2.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $11.9 million or 10.9% to $120.9 million in the Europe and Africa region including a positive impact of approximately $10.4 million due to the effect of foreign currency fluctuations. The decline in early development and laboratory services, or EDLS, revenues in the Europe and Africa region due to the sale of our reference laboratory in South Africa in the first quarter of 2004 were offset by growth in revenues from CDS. Net service revenues increased $3.3 million or 2.9% to $117.1 million in the Americas region.

Contribution for the product development group was $128.4 million for the second quarter of 2004 compared to $128.1 million for the second quarter of 2003. As a percentage of net service revenues, contribution margin was 47.8% for the second quarter of 2004 compared to 51.0% for the second quarter of 2003. The contribution margin was negatively impacted by the timing of project start up costs which are expensed as incurred.

Commercial Services Group. Net service revenues for the commercial services group were $158.9 million for the second quarter of 2004 compared to $138.9 million for the second quarter of 2003. Net service revenues for the second quarter of 2004 were positively impacted by approximately $8.7 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $10.1 million or 37.5% to $37.1 million including a positive impact of approximately $2.9 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $12.3 million or 21.0% to $70.7 million in the Europe and Africa region, including a positive impact of approximately $6.0 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions in Europe, primarily Germany, Italy and the United Kingdom. Net service revenues decreased $2.4 million or (4.4%) to $51.0 million in the Americas region primarily as a result of a decrease in the services provided under our PharmaBio Development contracts during the year, including the effect of the conclusion of the services portion of our contract with KOSP.

Contribution for the commercial services group was $61.3 million for the second quarter of 2004 compared to $50.7 million for the second quarter of 2003. As a percentage of net service revenues, contribution margin was 38.6% for the second quarter of 2004 compared to 36.5% for the second quarter of 2003. Utilization of our syndicated sales forces in the United Kingdom improved which contributed to

Quintiles Transnational Corp. and Subsidiaries

the increase in contribution as the costs for the syndicated sales forces are relatively constant and do not fluctuate in proportion to the revenues.

PharmaBio Development Group. Net revenues for the PharmaBio Development group decreased approximately $21.9 million during the second quarter of 2004 as compared to the second quarter of 2003 due to a $19.3 million decrease in investment revenues and a decrease of approximately $2.6 million in commercial rights and royalties revenues. Investment revenues include impairment losses $10.2 million and $1.6 million for the second quarter of 2004 and 2003, respectively. Commercial rights and royalties costs increased by approximately $9.0 million during the same period, as a result of several factors including approximately $11.5 million of costs associated with our CymbaltaTM contract and our February 2004 contract with a large pharmaceutical company, as compared to $2.7 million for the second quarter of 2003. These factors were partially offset by a decrease of approximately $2.3 million in service costs relating to services provided by our commercial services group.

The contribution for the PharmaBio Development group decreased by $30.9 million in the second quarter of 2004 compared to the second quarter of 2003. The commercial rights and royalties revenues (net of related costs) in the second quarter of 2004 decreased the contribution of this group by approximately $11.6 million when compared to the second quarter of 2003 primarily due to the conclusion of the services portion of our contract with KOSP in December 2003. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $11.5 million related to our contracts for which no revenues are being recognized. The contribution from investment revenues decreased by approximately $19.3 million for the second quarter of 2004 to ($8.0) million versus $11.3 million for the second quarter of 2003 as a direct result of the decrease in the investment revenues.

Six Months Ended June 30, 2004 and 2003

Gross Revenues. Gross revenues for the first six months of 2004 were $1.01 billion versus $1.00 billion for the first six months of 2003. Below is a summary of revenues (in thousands):

	Six months ended June 30
	2004	2003
Service revenues	$986,779	$939,127
Less: reimbursed service costs	164,765	191,138

Net service revenues	822,014	747,989
Commercial rights and royalties	30,741	34,704
Investments	(3,795)	29,259

Total net revenues	$848,960	$811,952

Reimbursed service costs	164,765	191,138

Gross revenues	$1,013,725	$1,003,090

•	Service Revenues. Service revenues were $986.8 million for the first six months of 2004 compared to $939.1 million for the first six months of 2003. Service revenues less reimbursed service costs, or net service revenues, for the first six months of 2004 were $822.0 million, an increase of $74.0 million or 9.9% over net service revenues of $748.0 million for the first six months of 2003. Net service revenues for the first six months of 2004 were positively impacted by approximately $54.5 million due to the effect of the weakening of the U.S. dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $25.7 million or 23.6% to $134.6 million

Quintiles Transnational Corp. and Subsidiaries

for the first six months of 2004 from the first six months of 2003 including a positive impact of approximately $11.8 million due to the effect of foreign currency fluctuations. Net service revenues increased $53.9 million or 16.7% to $377.8 million for the first six months of 2004 from the first six months of 2003 in the Europe and Africa region including a positive impact of approximately $41.5 million due to the effect of foreign currency fluctuations. Net service revenues decreased $5.7 million or (1.8%) to $309.6 million for the first six months of 2004 from the first six months of 2003 in the Americas region due to the timing of project start-ups and a decrease in commercial services provided under our PharmaBio Development contracts during the first six months of 2004 as compared to the first six months of 2003.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues for the first six months of 2004 were $30.7 million, a decrease of $4.0 million over first six months of 2003 commercial rights and royalties revenues of $34.7 million. Commercial rights and royalties revenues were positively impacted by approximately $2.7 million due to the effect of foreign currency fluctuations related to the weakening of the U.S. dollar relative to the euro. Commercial rights and royalties revenues for the first six months of 2004 were reduced by approximately $4.3 million versus $628,000 for the first six months of 2003 for payments we made to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. We recognized approximately $11.2 million of revenue in the first six months of 2003 relating to the service contract with KOSP which concluded in December 2003. The decrease was partially offset by increases resulting from the following (1) our contracts with CBRX, which contributed $4.8 million during the first six months of 2004 versus $3.4 million during the first six months of 2003, (2) contracts in Europe with two large pharmaceutical customers, which contributed approximately $20.4 million of revenues during the first six months of 2004 versus $18.8 million during the first six months of 2003 and (3) our September 2003 acquisition of a controlling interest in Pharmaplan, which contributed $5.6 million of revenues during the first six months of 2004. Revenues from miscellaneous contracts and activities decreased approximately $1.1 million for the first six months of 2004 versus the first six months of 2003. Commercial rights and royalties revenues for the first six months of 2004 were attributable to the following: (1) approximately 66.3% to our contracts with two large pharmaceutical customers in Europe, (2) approximately 18.2% to the acquisition of Pharmaplan during September 2003 and (3) approximately 15.5% to our contracts with CBRX.

•	Investment Revenues. Investment revenues related to our PharmaBio Development group’s financing arrangements for the first six months of 2004 were a loss of $3.8 million versus a gain of $29.3 million for the first six months of 2003. Investment revenues for the first six months of 2004 included $6.6 million of net gains on marketable securities versus $31.7 million of net gains on marketable securities for the first six months of 2003. Gains on marketable securities for the first six months of 2003 included a $12.1 million gain on the warrant to acquire 700,000 shares of Scios, Inc. In addition, during the first six months of 2004 and 2003, we recognized $10.4 million and $2.5 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other-than-temporary.

Quintiles Transnational Corp. and Subsidiaries

Costs of Revenues. Costs of revenues were $728.7 million for the first six months of 2004 versus $669.6 million for the first six months of 2003. Below is a summary of the costs of revenues (in thousands):

	Six months ended June 30,
	2004	2003
Reimbursed service costs	$164,765	$191,138
Service costs	449,734	397,972
Commercial rights and royalties costs	49,102	39,837
Depreciation and amortization	65,063	40,653

	$728,664	$669,600

•	Reimbursed Service Costs. Reimbursed service costs were $164.8 million and $191.1 million for the first six months of 2004 and 2003, respectively.

•	Service Costs. Service costs were $449.7 million or 54.7% of net service revenues versus $398.0 million or 53.2% of net service revenues for the first six months of 2004 and 2003, respectively. Compensation and related expenses increased approximately $37.6 million primarily as a result of salary and wage increases including an increase in the number of billable employees. Other expenses directly related to our service contracts increased approximately $14.1 million. Service costs were negatively impacted by approximately $28.7 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs were $49.1 million for the first six months of 2004 versus $39.8 million for the first six months of 2003. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $15.3 million and $19.0 million for the first six months of 2004 and 2003, respectively. The first six months of 2004 included approximately $4.3 million of costs for our Pharmaplan operations which we acquired in September 2003. Included in the first six months of 2004 and 2003 are approximately $6.7 million and $2.8 million, respectively, of costs related to our CymbaltaTM contract. In addition, the first six months of 2004 included approximately $7.5 million of costs related to our February 2004 contract with a large pharmaceutical company.

•	Depreciation and Amortization. Depreciation and amortization increased to $65.1 million for the first six months of 2004 versus $40.7 million for the first six months of 2003. Amortization expense increased approximately $23.7 million as a result of the increase in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense remained relatively constant increasing approximately $743,000.

Quintiles Transnational Corp. and Subsidiaries

General and administrative expenses. General and administrative expenses were $314.6 million or 37.1% of total net revenues for the first six months of 2004 versus $268.2 million or 33.0% of total net revenues for the first six months of 2003. Travel expenses increased approximately $11.5 million for the first six months of 2004 when compared to the first six months of 2003, primarily as a result of increased activities associated with our global operations. These travel expenses include reimbursements made to our Executive Chairman and Chief Executive Officer for business related travel services he provides for himself and other employees with the use of his own plane. Professional services increased approximately $8.9 million during this same time period, including approximately $1.9 million of management fees to our parent company’s investor group. In addition, compensation expense was negatively impacted by approximately $12.3 million as a result of salary and wage increases including an increase in the number of administrative employees. General and administrative expenses were negatively impacted by approximately $19.6 million from the effect of foreign currency fluctuations.

Net interest expense was $29.2 million for the first six months of 2004 versus net interest income of $8.1 million for the first six months of 2003. Interest income decreased approximately $4.7 million to $4.6 million for the first six months of 2004 as a result of the decline in investable cash. Interest expense increased approximately $32.6 million as a result of the interest on the debt we incurred to fund the Pharma Services Transaction.

Other income was $2.0 million for the first six months of 2004 versus $5.4 million for the first six months of 2003. The first six months of 2004 included approximately $3.8 million of net gains on the sale of assets, primarily certain assets of our reference laboratory in South Africa. During the first six months of 2004, we recognized approximately $1.9 million of foreign currency translation losses versus foreign currency translation gains of approximately $4.6 million for the first six months of 2003.

During the second quarter of 2004, we sold 3,556 ordinary shares, or approximately 11.1% of our ownership interest, in our Japanese subsidiary, QJPN, to Mitsui for approximately 4.0 billion yen (approximately $37.0 million) of gross proceeds. We incurred approximately $1.1 million of costs related to the sale. As a result, we recognized a gain on the sale of a portion of an investment in a subsidiary of approximately $24.7 million.

In addition, our Japanese subsidiary issued 1,778 ordinary shares and 1,778 preference shares directly to Mitsui for an aggregate amount of approximately 4.7 billion yen (approximately $42.9 million ) of gross proceeds. We incurred approximately $463,000 of costs related to the issuance of the ordinary shares and approximately $652,000 of costs related to the issuance of the preference shares. The issuance of the new ordinary shares further reduced our ownership interest in our subsidiary by an additional 4.7%. As a result, we recognized a non-operating gain of approximately $10.0 million for the change in interest transaction. We did not recognize any gain or loss associated with the new issuance of preference shares which decreased our voting interest in this subsidiary by an additional 4.2% to 80% and accounted for approximately 2.8 billion yen (approximately $25.1 million) of gross proceeds.

We recognized $3.9 million of transaction expenses for the first six months of 2003 related to the activities of the special committee of our Board of Directors and its financial and legal advisors.

Loss before income taxes was $22.0 million for the first six months of 2004 versus income before income taxes of $74.9 million or 9.2% of total net revenues for the first six months of 2003.

Quintiles Transnational Corp. and Subsidiaries

The effective income tax rate was (60.9%) for the first six months of 2004 versus 36.1% for the first six months of 2003. Our effective income tax rate was negatively impacted by deferred income taxes provided on approximately $55.7 million of earnings of our foreign subsidiaries. The earnings of our foreign subsidiaries will be subject to taxation in the United States for income tax purposes when repatriated. However, for financial reporting purposes, income taxes are provided on the earnings of our foreign subsidiaries as though they have currently been repatriated. Our effective income tax rate for the first six months of 2004 was negatively impacted due to the gains on the Mitsui transactions. The tax effects of the gains on these transactions are recognized as a period adjustment not a change in the annual effective income tax rate. Our estimated annual effective income tax rate increased to approximately 3.8% during the second quarter of 2004 versus an estimated 2.0% at the first quarter of 2004. Since we conduct operations on a global basis, our effective income tax rate may vary.

During the first six months of 2004 we recognized $456,000 of losses from equity in unconsolidated affiliates and other which represents a minority interest in consolidated subsidiaries net of our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan. During the first six months of 2003 we recognized $16,000 of earnings from equity in unconsolidated affiliates and other.

Loss from continuing operations was $35.9 million for the first six months of 2004 versus income from continuing operations of $47.9 million for the first six months of 2003.

Income from our discontinued operation, Bioglan, was $10.1 million for the first six months of 2004 versus $6.8 million for the first six months of 2003. Gross revenues of the discontinued operation increased approximately $7.1 million to $35.6 million for the first six months of 2004 as compared to gross revenues of $28.6 million for the first six months of 2003.

Net loss was $25.7 million for the first six months of 2004 versus net income of $54.8 million for the first six months of 2003.

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the first six months of 2004 and 2003, respectively. In August 2004, we completed our previously announced sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

Quintiles Transnational Corp. and Subsidiaries

	Total Net Revenues			Contribution
					% of Net		% of Net
	2004	2003	Growth %	2004	Revenues	2003	Revenues
Product development	$531.0	$501.4	5.9%	$256.4	48.3%	$254.4	50.7%
Commercial services	305.8	265.6	15.2	115.9	37.9	95.6	36.0
PharmaBio Development	26.9	64.0	(57.9)	(22.2)	(82.2)	24.1	37.7
Eliminations	(14.9)	(19.0)	21.6	—	—	—	—

	$849.0	$812.0	4.6%	$350.1	41.2%	$374.1	46.1%

Product Development Group. Net service revenues for the product development group were $531.0 million for the first six months of 2004 compared to $501.4 million for the first six months of 2003. Net service revenues for the first six months of 2004 were positively impacted by approximately $33.6 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $3.7 million or 6.3% to $61.9 million primarily as a result of a positive impact of approximately $5.4 million due to the effect of foreign currency fluctuations. Net service revenues increased $27.8 million or 12.9% to $243.3 million in the Europe and Africa region primarily as a result of the positive impact of approximately $26.8 million due to the effect of foreign currency fluctuations. Net service revenues decreased $1.8 million or (0.8%) to $225.8 million in the Americas region, primarily as a result of a reduction in EDLS revenues, although we were positively impacted by approximately $1.4 million due primarily to the effect of the strengthening U.S. dollar relative to the Canadian dollar.

Contribution for the product development group was $256.4 million for the first six months of 2004 compared to $254.4 million for the first six months of 2003. As a percentage of net service revenues, contribution margin was 48.3% for the first six months of 2004 compared to 50.7% for the first six months of 2003. The contribution margin was negatively impacted by the timing of project start up costs in the CDS business and the decline in EDLS revenues which were not offset by a proportional reduction in expenses.

Commercial Services Group. Net service revenues for the commercial services group were $305.8 million for the first six months of 2004 compared to $265.6 million for the first six months of 2003. Net service revenues for the first six months of 2004 were positively impacted by approximately $21.6 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $21.7 million or 42.9% to $72.4 million including a positive impact of approximately $6.7 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $25.3 million or 22.3% to $138.8 million in the Europe and Africa region, including a positive impact of approximately $15.2 million due to the effect of foreign currency fluctuations. The increase is primarily the result of improved business conditions in the United Kingdom, Germany and Italy. Net service revenues decreased $6.8 million or (6.7%) to $94.6 million in the Americas region primarily as a result of a decrease in the services provided under our PharmaBio Development contracts during the year, including the effect of the conclusion of the services portion of our contract with KOSP.

Contribution for the commercial services group was $115.9 million for the first six months of 2004 compared to $95.6 million for the first six months of 2003. As a percentage of net service revenues, contribution margin was 37.9% for the first six months of 2004 compared to 36.0% for the first six months of 2003. We experienced an improvement in the difficult market conditions for our syndicated

Quintiles Transnational Corp. and Subsidiaries

sales forces in the United Kingdom which contributed to the increase in contribution as the costs for the syndicated sales forces are relatively constant and do not fluctuate in proportion to the revenues.

PharmaBio Development Group. Net revenues for the PharmaBio Development group decreased approximately $37.0 million during the first six months of 2004 as compared to the first six months of 2003 due to a $33.1 million decrease in investment revenues and a decrease of approximately $4.0 million in commercial rights and royalties revenues. Commercial rights and royalties costs increased by approximately $9.3 million during the same period as a result of several factors including approximately $14.2 million of costs associated with our CymbaltaTM contract and our February 2004 contract with a large pharmaceutical company for the first six months of 2004 as compared to approximately $2.8 million for the first six months of 2003. These factors were partially offset by a decrease of approximately $3.7 million in service costs relating to services provided by our commercial services group.

The contribution for the PharmaBio Development group decreased by $46.3 million in the first six months of 2004 compared to the first six months of 2003. The commercial rights and royalties revenues (net of related costs) in the first six months of 2004 decreased the contribution of this group by approximately $13.2 million when compared to the first six months of 2003 primarily due to the conclusion of the services portion of our contract with KOSP in December 2003. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $14.2 million and $2.8 million for the first six months of 2004 and 2003, respectively, related to our contracts for which no revenues were recognized. The contribution from investment revenues decreased by approximately $33.1 million for the first six months of 2004 to ($3.8) million versus $29.3 million for the first six months of 2003 as a direct result of the decrease in the investment revenues.

Liquidity and Capital Resources

Cash and cash equivalents were $375.3 million at June 30, 2004 as compared to $373.6 million at December 31, 2003.

Cash used in operations was $71.4 million for the six months ended June 30, 2004 versus cash provided by operations of $58.8 million for the six months ended June 30, 2003.

Cash provided by investing activities was $33.7 million for the six months ended June 30, 2004 versus $36.3 million for the six months ended June 30, 2003. Investing activities included the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights.

During the first six months of 2004, we sold 3,556 shares of ordinary shares or approximately 11.11% of our ownership in our Japanese subsidiary, QJPN, to Mitsui. We received net proceeds from this sale of approximately $36.0 million net of related costs. We also received approximately $41.8 million of net proceeds from the issuance of ordinary and preference shares by our Japanese subsidiary, which is included as a source of cash in the cash provided by financing activities, for total net proceeds received from Mitsui of approximately $77.7 million.

Capital asset purchases required an outlay of cash of $24.6 million for the six months ended June 30, 2004 compared to an outlay of $24.0 million for the same period in 2003.

Quintiles Transnational Corp. and Subsidiaries

Cash used for the acquisition of commercial rights and royalties related assets was $3.0 million for the six months ended June 30, 2004 as compared to an outlay of $18.4 million for the comparable period in 2003. The six months ended June 30, 2004 reflected a payment of $3.0 million pursuant to a contract with CBRX.

Purchases of equity securities and other investments required an outlay of cash of $7.7 million for the six months ended June 30, 2004 compared to an outlay of $5.1 million for the same period in 2003. Proceeds from the sale of equity securities and other investments were $27.9 million during the six months ended June 30, 2004 as compared to $53.8 million for the same period in 2003. The proceeds received during the six months ended June 30, 2004 included approximately $25.9 million from the sale of a portion of our equity investments in The Medicines Company and Discovery Laboratories, Inc.

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	June 30, 2004	December 31, 2003
Trade service accounts receivable, net	$145,403	$122,496
Unbilled services	133,651	102,802
Unearned income	(189,350)	(190,918)

Net service receivables outstanding	$89,704	$34,380

Number of days of service revenues outstanding	16	7

Investments in debt securities were $11.6 million at June 30, 2004 as compared to $11.0 million at December 31, 2003. Our investments in debt securities consist primarily of state and municipal securities.

Investments in marketable equity securities decreased $23.9 million to $34.4 million at June 30, 2004 as compared to $58.3 million at December 31, 2003 primarily as a result of sales of equity securities.

Investments in non-marketable equity securities and loans at June 30, 2004 were $53.0 million, as compared to $48.6 million at December 31, 2003.

Investments in unconsolidated affiliates, primarily Verispan, were $121.1 million at June 30, 2004 as compared to $121.2 million at December 31, 2003.

Cash provided by financing activities was $40.3 million for the first six months of 2004 versus cash used in financing activities of $53,000 for the first six months of 2003. Financing activities included approximately $9.4 million and $9.6 million of principal payments on credit arrangements for the first six months of 2004 and 2003, respectively.

In August 2004, we completed the sale of our Bioglan business to Bradley Pharmaceuticals Inc., or Bradley, for gross proceeds of approximately $188.3 million which includes approximately $5.4 million of direct costs for transferred inventory. Due to certain adjustment provisions in the sales agreement, we may have to make payments to Bradley which will reduce the total purchase price.

We have available to us a $75.0 million revolving loan facility under our secured credit facility. As of June 30, 2004, we did not have any outstanding balance on this facility.

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

Shareholders’ equity at June 30, 2004 was $509.7 million versus $535.1 million at December 31, 2003.

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

BACKLOG AND NET NEW BUSINESS REPORTING

We report backlog, $2.16 billion at June 30, 2004, based on anticipated net revenue from uncompleted projects that our customers have authorized. Backlog at June 30, 2004 includes approximately $30.6 million of backlog related to services contracted from our service groups primarily commercial services, in connection with the strategic alliances forged by our PharmaBio Development group.

Net new business, which includes anticipated net revenue from contracts that we entered into during the period and adjusted for contracts which were canceled during the period, for the six months ended June 30, 2004 was $954.5 million. Net new business for our product development and commercial services groups during this time was $683.0 million and $270.9 million, respectively.

We do not include product revenue or commercial rights-related revenues (royalties and commissions) in backlog or net new business. Our backlog and net new business is calculated based upon our estimate of forecasted currency exchange rates. Annually, we adjust the beginning balance of our backlog to reflect changes in our forecasted currency exchange rates. Our backlog and net new business at any time can be affected by:

•	the variable size and duration of projects,

•	the loss or delay of projects, and

•	a change in the scope of work during the course of a project.

Quintiles Transnational Corp. and Subsidiaries

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

As of June 30, 2004, we had outstanding debt of approximately $793.2 million. Of the total debt, approximately $343.2 million is secured, and an additional $75.0 million in loans available under our senior credit facility also are secured by substantially all of our assets, if drawn upon.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Despite our level of indebtedness, we and our parent companies are able to incur substantially more debt and undertake additional obligations. Incurring such debt or undertaking such obligations could further exacerbate the risks to our financial condition.

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

Quintiles Transnational Corp. and Subsidiaries

Mitsui’s ownership interest in our Japanese subsidiary could give rise to Mitsui’s right to acquire our entire interest in QJPN or to require us to buy out Mitsui’s interest.

As part of the terms of Mitsui’s investment in QJPN, Mitsui acquired certain rights that could potentially allow Mitsui to acquire the remainder of our interest in QJPN. Upon the occurrence of certain actions by us or Pharma Services, including liquidation, dissolution, bankruptcy or similar events, Mitsui will have the option to (1) sell to us all or part of its interest in QJPN or (2) purchase from us all or part of our interest in QJPN. In addition, if there is a change in control of us or Pharma Services or a breach of certain provisions of our investment agreement with Mitsui, Mitsui could sell to us its entire interest in QJPN. As a result, if such rights are triggered, we could lose control of our QJPN subsidiary or be required to spend significant funds to acquire Mitsui’s interest in QJPN, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Quintiles Transnational Corp. and Subsidiaries

Our plan to strengthen the technology platform for our product development and commercialization services may negatively impact our results in the short term.

We are currently undertaking significant programs to optimize business processes in our product development and commercialization services. We have entered into agreements with certain vendors for them to provide systems development and integration services to help us develop the information technology, or IT, platform for these programs. If such vendors fail to perform as required or if there are substantial delays in developing and implementing this platform, we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by existing or claimed patents by parties who seek to enjoin us from adopting or limiting preferred technology or seek license payments from us. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology enabled services, creating IT-enabled services which our customers will find desirable and implementing our business model with respect to these services. Also, these expenditures are likely to negatively impact our profitability, at least until our IT-enabled processes and services are operationalized. Over time, we envision continuing to invest in extending and enhancing our IT platform in other ways to further support and improve our services. We cannot assure you that any improvements in operating income resulting from our new capabilities will be sufficient to offset our investments in them. Our results could be further negatively impacted if our competitors are able to execute similar programs before we can launch our optimized services or if they are able to structure a platform that attracts customers away from our services.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Our acquisition of the rights to market and sell Solaraze® and the rights to other dermatology products acquired from Bioglan Pharma Inc. at the end of 2001, as well as any other product rights we may hold in the future, subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of these products, or of any other pharmaceutical product rights we may acquire in the future, experience negative reactions or adverse side effects or in the event such products cause injury, are found to be unsuitable for their intended purpose or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical product rights.

These risks may be augmented by certain risks relating to our outsourcing of the manufacturing and distribution of these products or any pharmaceutical product rights we may acquire in the future. For example, as a result of our decision to outsource the manufacturing and distribution of Solaraze®, we are unable to directly monitor quality control in the manufacturing and distribution processes.

Our plans to market and sell pharmaceutical products also subject us to risks associated with entering into a new line of business in which we have limited experience. If we are unable to operate this new line of business as we expect, the financial results from this new line of business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate our pharmaceutical operations may increase in proportion with (1) the number of products or product rights we license or acquire in the future, (2) the applicable stage of the drug approval process of the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

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

Quintiles Transnational Corp. and Subsidiaries

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

We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of clinical trial participants, particularly to clinical trial participants with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses. For example, we were among the defendants named in a class action by participants in an Alzheimer’s study which sought to hold us liable for alleged injury to the participants participating in the trial, allegedly caused as a result of that participation. The case has subsequently been settled.

In addition to supervising tests or performing laboratory analysis, we also own a number of facilities where Phase I clinical trials are conducted. Phase I clinical trials involve testing an investigational new drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug’s basic safety. We also could be liable for the general risks associated with ownership of such a facility. These risks include, but are not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers.

We also package, label and distribute clinical trial supplies. We could be held liable for any problems that result from the trial drugs we package, label and distribute, including any quality control problems in our clinical trial supplies facilities. For example, accounting for controlled substances is subject to regulation by the United States Drug Enforcement Administration, or the DEA, and some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs, which was resolved to DEA’s satisfaction by our providing a corrected accounting of these drugs to the DEA.

We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results. Although we maintain insurance to cover ordinary risks, insurance

Quintiles Transnational Corp. and Subsidiaries

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

As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD Corporation, or WebMD, to indemnify WebMD for losses arising out of or in connection with (1) the canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY Corporation, or ENVOY, for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1) – (4) above. These indemnity obligations are limited to 50.0% for the first $20.0 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.

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

In connection with the sale of certain assets relating to our Bioglan business, including rights to certain dermatology products, to Bradley, we agreed to indemnify Bradley for losses caused by the manufacture, packaging, labeling, promotion, distribution, transportation, storage or sale of those products by or on our behalf prior to the transaction closing or patients’ use of products sold by or on our behalf prior to the transaction closing. For example, we could face product liability claims in the event users of these products, who bought them during the time we owned the product rights, experienced negative reactions or adverse side effects or in the event such products cause injury or are found to be unsuitable for their intended purposes or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may

Quintiles Transnational Corp. and Subsidiaries

be held liable as a result of the use or misuse of products we sold and any such product liability claims could adversely affect our operating results or financial condition.

We may be exposed to additional income tax liabilities.

In January 2004, we received a written communication from the Internal Revenue Service asserting that the income tax basis of the stock of our ENVOY subsidiary (which we sold in 2000 in a taxable transaction) may have been overstated and proposing an increase in our income taxes owed for 2000 by approximately $153.1 million. After further discussions, the Internal Revenue Service revised and reissued its prior communication, reducing the proposed assessment to $84.6 million. If our income tax basis is reduced, we will be required to pay additional income taxes, plus interest and possible penalties, on the amount of such reduction. If the reduction in our income tax basis is large enough, the resulting income tax effect could have a material adverse impact on our liquidity and financial condition. We are contesting the Internal Revenue Service’s challenge and are presently in the appeals process with the Internal Revenue Service.

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

We are subject to a wide range of government regulations and review by a number of regulatory agencies including, in the United States, the Department of Justice, FDA, DEA, Department of Transportation and similar regulatory agencies throughout the world. Any failure on our part to comply with applicable regulations could materially impact our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, including the present, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. In these situations, we often have provided services to our customers with respect to the trials and programs being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are

Quintiles Transnational Corp. and Subsidiaries

responsible for trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties.

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at June 30, 2004. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We face other risks in connection with our international operations.

We have significant operations in foreign countries. As a result, we are subject to certain risks inherent in conducting business internationally, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

Quintiles Transnational Corp. and Subsidiaries

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

The confidentiality and release of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for patients’ identifiable health information (“protected health information”). We do not meet the definition of a “covered entity” under HIPAA; however, we are indirectly affected by HIPAA because many investigators with whom we are involved with in clinical trials are HIPAA “covered entities”. Also, the European Union, or EU, and its member states, as well as other countries, continue to issue new regulations. National and U.S. state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.

We may be adversely affected by customer concentration.

Although we did not have any one customer that accounted for 10% of net service revenues for the three and six months ended June 30, 2004, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

If we were unable to produce electronic records, which meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule,” or Part 11, in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Further, in August 2003, the FDA issued a “Guidance for Industry: Part 11, Electronic Records; Electronic Signatures – Scope and Application” that addressed the FDA’s current thinking on this topic. Further, on June 9, 2004, the FDA accepted comments from the public in order to re-evaluate and possibly amend Part 11. Currently, however, the regulation requires that those utilizing such electronic records and/or signatures employ

Quintiles Transnational Corp. and Subsidiaries

procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Our ability to provide services to our customers depends in part on our compliance with the FDA’s requirements regarding Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We did not have any material changes in market risk from December 31, 2003.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. From time to time, the Company makes changes to its internal control over financial reporting that are intended to enhance the effectiveness of its internal controls and which do not have a material effect on our overall internal controls. For example, subsequent to the end of the second quarter, management implemented a change with respect to internal control over financial reporting at a small business unit having less than $1 million in annual revenue. The change is designed to improve internal controls with respect to revenue recognition for the unit as a result of discovering, prior to finalizing our second quarter financial statements, that the unit had improperly recorded revenue for one contract in the quarter. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that the Company believes materially affected, or will be reasonably likely to materially affect, our company-wide internal control over financial reporting.

Quintiles Transnational Corp. and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in a class action lawsuit that was settled earlier this year involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We believe the allegations made by Federal and Chubb are without merit and are defending this case vigorously.

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

Quintiles Transnational Corp. and Subsidiaries

On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited, or Novex, one of our subsidiaries. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate UK sales force, failing to implement marketing effort in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 (approximately $100.5 million). Novex intends to file a counter-claim asserting breach of contract. The parties have reached agreement to stay the arbitration process pending future discussions. We believe that the allegations made by ML are without merit and intend to defend the case vigorously.

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

Item 3. Defaults upon Senior Securities – Not applicable

lItem 4. Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5. Other Information – Not applicable

Quintiles Transnational Corp. and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Executive Employment Agreement, dated June 14, 2004, among John D. Ratliff and the Company

31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	During the three months ended June 30, 2004, the Company filed or furnished one report on Form 8-K.

The Company furnished a Form 8-K to the Securities and Exchange Commission dated June 1, 2004, announcing that the Company’s Board of Directors authorized management to proceed with a plan of disposition for certain assets related to its Bioglan business in the form of a sale of assets. This report shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Exchange Act.

No other reports on Form 8-K were filed or furnished during the three months ended June 30, 2004.

Quintiles Transnational Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date	August 13, 2004	/s/ Dennis B. Gillings

Dennis B. Gillings, Executive Chairman
and Chief Executive Officer

Date	August 13, 2004	/s/ John D. Ratliff

John D. Ratliff, Executive Vice President
and Chief Financial Officer

Quintiles Transnational Corp. and Subsidiaries

EXHIBIT INDEX

Exhibit	Description
10.1	Executive Employment Agreement, dated June 14, 2004, among John D. Ratliff and the Company.

31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.