Form 10-Q
period 2004-09-30
QUINTILES TRANSNATIONAL CORP
filed 2004-11-12
CIK 919623

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2004

Commission file number	000-23520

QUINTILES TRANSNATIONAL CORP.

(Exact name of registrant as specified in its charter)

North Carolina	56-1714315

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4709 Creekstone Dr., Suite 200
Durham, NC	27703-8411

(Address of principal executive offices)	(Zip Code)

(919) 998-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Common Stock, $.01 par value, outstanding as of September 30, 2004 was 125,000,000.

Part I. Financial Information

Item 1.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30	December 31
	2004	2003
	Successor	Successor
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$548,684	$373,622
Trade accounts receivable and unbilled services, net	288,292	237,142
Investments in debt securities	629	611
Prepaid expenses	20,296	20,096
Other current assets and receivables	45,806	52,723
Assets of discontinued operation	—	88,549

Total current assets	903,707	772,743
Property and equipment	327,835	300,902
Less accumulated depreciation	(52,376)	(15,072)

	275,459	285,830
Intangibles and other assets:
Investments in debt securities	11,079	10,426
Investments in marketable equity securities	27,203	58,294
Investments in non-marketable equity securities and loans	56,416	48,556
Investments in unconsolidated affiliates	120,520	121,176
Commercial rights and royalties	115,924	12,528
Accounts receivable – unbilled	44,865	40,107
Advances to customer	—	70,000
Goodwill	168,544	181,327
Other identifiable intangibles, net	285,212	335,251
Deferred income taxes	4,142	4,093
Deposits and other assets	46,861	52,380

	880,766	934,138

Total assets	$2,059,932	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$352,578	$312,700
Credit arrangements	19,034	20,669
Unearned income	187,738	191,255
Income taxes payable	32,403	24,911
Other current liabilities	2,366	3,169
Liabilities of discontinued operation	—	7,081

Total current liabilities	594,119	559,785
Long-term liabilities:
Credit arrangements, less current portion	772,709	773,587
Deferred income taxes	98,999	99,622
Minority interest	35,425	1,380
Other liabilities	20,125	23,239

	927,258	897,828

Total liabilities	1,521,377	1,457,613
Shareholders’ equity:
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	521,891	521,725
Retained earnings (accumulated deficit)	1,198	(7,427)
Accumulated other comprehensive income	15,466	20,800

Total shareholders’ equity	538,555	535,098

Total liabilities and shareholders’ equity	$2,059,932	$1,992,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months	September 26,	July 1,	Nine months	September 26,	January 1,
	ended	2003 through	2003 through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Net revenues	$440,071	$19,247	$384,295	$1,289,031	$19,247	$1,196,247
Add: reimbursed service costs	95,441	3,465	77,545	260,206	3,465	268,683

Gross revenues	535,512	22,712	461,840	1,549,237	22,712	1,464,930
Costs, expenses and other:
Costs of revenues	391,784	14,708	299,874	1,120,448	14,708	969,474
General and administrative	159,815	5,971	129,082	474,503	5,971	397,318
Interest expense (income), net	14,838	1,033	(2,246)	44,033	1,033	(10,374)
Other expense (income), net	2,543	(308)	34	551	(308)	(5,391)
Transaction and restructuring	—	—	50,261	—	—	54,148
Gain on sale of portion of an investment in a subsidiary	—	—	—	(24,688)	—	—
Non-operating gain on change of interest transaction	—	—	—	(10,030)	—	—

	568,980	21,404	477,005	1,604,817	21,404	1,405,175

(Loss) income before income taxes	(33,468)	1,308	(15,165)	(55,580)	1,308	59,755
Income tax (benefit) expense	(15,715)	471	204	(2,307)	471	27,224

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(17,753)	837	(15,369)	(53,273)	837	32,531
Minority interests and equity in (losses) earnings of unconsolidated affiliates	(1,068)	22	(12)	(1,524)	22	4

(Loss) income from continuing operations	(18,821)	859	(15,381)	(54,797)	859	32,535
(Loss) income from discontinued operation	(521)	(40)	(2,211)	9,620	(40)	4,626
Gain from sale of discontinued operation, net of income taxes	53,802	—	—	53,802	—	—

Net income (loss)	$34,460	$819	$(17,592)	$8,625	$819	$37,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months	September 26,	January 1,
	ended	2003 through	2003 through
	September 30,	September 30,	September 25,
	2004	2003	2003
	Successor	Successor	Predecessor
Operating activities
Net income	$8,625	$819	$37,161
(Income) loss from discontinued operation	(9,620)	40	(4,626)
Gain from the sale of discontinued operation, net of income taxes	(53,802)	—	—

(Loss) income from continuing operations	(54,797)	859	32,535
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	100,415	1,604	61,478
Amortization of debt issuance costs	2,643	—	—
Amortization of commercial rights and royalties assets	8,301	—	—
Transaction costs	—	—	44,057
Restructuring charge (payments) accrual, net	(6,915)	—	283
Loss (gain) from sales and impairments of investments, net	6,303	(213)	(27,363)
Loss on disposals of property and equipment, net	4,108	—	445
Gain from sale of certain assets	(5,835)	—	—
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—
Non-operating gain on change of interest transaction	(10,030)	—	—
Provision for deferred income tax expense	11,216	—	12,592
Change in accounts receivable, unbilled services and unearned income	(59,006)	—	25,559
Change in other operating assets and liabilities	(9,087)	(2,250)	16,898
Other	(1,140)	—	(1,347)

Net cash (used in) provided by operating activities	(38,512)	—	165,137
Investing activities
Acquisition of property and equipment	(37,953)	—	(39,143)
Repurchase of common stock in Transaction	—	(1,617,567)	—
Payment of transaction costs in Transaction	(17,393)	(16,073)	(2,896)
Acquisition of businesses, net of cash acquired	(2,189)	—	—
Acquisition of intangible assets	—	—	(5,118)
Acquisition of commercial rights and royalties	(13,000)	—	(17,710)
Proceeds from disposal of discontinued operation, net of expenses	177,936	—	—
Proceeds from sale of certain assets	9,218	—	—
Proceeds from sale of minority interest in subsidiary, net of expenses	35,963	—	—
Proceeds from disposition of property and equipment	5,384	—	6,219
(Purchases of) proceeds from debt securities, net	(612)	—	25,267
Purchases of equity securities and other investments	(12,045)	—	(10,830)
Proceeds from sale of equity securities and other investments	30,210	—	61,926
Other	250	—	—

Net cash provided by (used in) investing activities	175,769	(1,633,640)	17,715
Financing activities
Principal payments on credit arrangements, net	(14,305)	(912)	(13,248)
Proceeds from issuance of debt, net of expenses, in Transaction	—	734,864	—
Capital contribution in Transaction	—	390,549	—
Dividend from discontinued operation	10,874	—	3,138
Proceeds from change in interest transaction	41,773	—	—
Issuance of common stock, net (predecessor)	—	—	7,042

Net cash provided by (used in) financing activities	38,342	1,124,501	(3,068)
Effect of foreign currency exchange rate changes on cash	(537)	—	17,922

Increase (decrease) in cash and cash equivalents	175,062	(509,139)	197,706
Cash and cash equivalents at beginning of period	373,622	841,961	644,255

Cash and cash equivalents at end of period	$548,684	$332,822	$841,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

September 30, 2004

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

In August 2004, the Company completed the sale of certain assets related to its Bioglan Pharmaceuticals business (“Bioglan”) as further described in Note 10. Accordingly, the operating results and balance sheet items of Bioglan have been reflected separately in the accompanying financial statements as a discontinued operation.

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

Quintiles Transnational Corp. and Subsidiaries

2. Employee Stock Compensation

Pharma Services granted options to purchase 492,500 shares of its common stock to certain of the Company’s employees during the nine months ended September 30, 2004, 280,000 of which were granted during the quarter ended September 30, 2004. As of September 30, 2004, there were options to acquire 3,805,000 shares of Pharma Services common stock outstanding.

In addition, Pharma Services issued restricted common stock to certain of the Company’s employees, other than executive officers, for full recourse notes with a fixed interest rate. As of September 30, 2004, there are approximately 4.2 million shares of such restricted stock outstanding.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” during the third quarter of 2004 utilizing the modified prospective approach as described in SFAS No. 148. Under the modified prospective approach, the Company has restated its 2004 financial statements to reflect the effect of the adoption of SFAS No. 123 as of January 1, 2004. The stock compensation expense recognized as a result of the adoption was $43,000 for each of the first and second quarters of 2004, such that the net loss as restated for the adoption of SFAS No. 123 is $15,707 and $10,128 for the first and second quarters of 2004, respectively. The results for prior years have not been restated.

Information regarding net (loss) income is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for the stock options granted and the restricted stock issued for recourse notes by its parent company, Pharma Services, to the Company’s employees under the fair value method of SFAS No. 123 for the periods not restated (i.e., periods prior to January 1, 2004).

There were no outstanding stock options or restricted stock for the period from September 26, 2003 through September 30, 2003.

The following table illustrates the effect on net (loss) income if the Company had adopted SFAS No. 123 as amended by SFAS No. 148 the first day of the periods presented (in thousands):

	Three months	September 26,	July 1, 2003	Nine months	September 26,	January 1,
	ended	2003 through	through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Net (loss) income, as reported	$34,460	$819	$(17,592)	$8,625	$819	$37,161
Add: stock based compensation expense included in net income (loss) as reported, net of income tax	80	—	7,262	166	—	7,262
Less: total stock-compensation employee compensation expense determined under SFAS No. 123, net of related income taxes	(80)	—	(10,955)	(166)	—	(18,435)

Pro forma net income (loss)	$34,460	$819	$(21,285)	$8,625	$819	$25,988

Quintiles Transnational Corp. and Subsidiaries

3. Commercial Rights and Royalties

Commercial rights and royalties related assets are classified either as commercial rights and royalties, accounts receivable – unbilled, or advances to customers in the non-current asset section of the accompanying balance sheets. As of September 30, 2004, the amounts paid to Eli Lilly and Company (“LLY”) under the CymbaltaTM contract have been classified as a commercial rights and royalties asset as a result of CymbaltaTM receiving the United States Food and Drug Administration (“FDA”) approval during the third quarter of 2004. Below is a summary of the commercial rights and royalties related assets (in thousands):

	September 30,	December 31,
	2004	2003
	Successor	Successor
Commercial rights and royalties	$115,924	$12,528
Accounts receivable-unbilled	44,865	40,107
Advances to customer	—	70,000

Total	$160,789	$122,635

Below is a brief description of these agreements:

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CVTX”) to commercialize Ranexa™ for angina in the United States and Canada. In July 2003, CVTX and the Company entered into a new agreement that superseded the prior agreement. Under the terms of the July 2003 agreement, all rights to RanexaTM reverted back to CVTX, and CVTX will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CVTX common stock at $32.93 per share during the five-year term commencing July 9, 2003. CVTX also is obligated to purchase from the Company, within six months of the approval of RanexaTM, services of at least $10.0 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10.0 million in purchased services.

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of September 30, 2004, the Company has capitalized 251.8 million Philippine pesos (approximately $4.5 million) related to the cost of acquiring these commercial rights and is amortizing these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

Quintiles Transnational Corp. and Subsidiaries

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“PLTT”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. Under the terms of the agreement, the Company will provide commercialization services for AIROZIN™ and a milestone-based $6.0 million line of credit which is convertible into PLTT’s common stock, of which $4.0 million has been funded by the Company. Further, based on achieving certain milestones, the Company committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6.0 million limit per year. Following product launch, the agreement provides for the Company to receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by PLTT on September 5, 2003 indicated that PLTT will need significant additional financing to continue operations beyond September 15, 2003, and PLTT has not made any additional filings with the Securities and Exchange Commission since that time. As such, the Company recorded an impairment of $4.0 million during 2003 on the loan receivable from PLTT and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003. In 2004, PLTT ceased active operations and is pursuing a recapitalization strategy. During September 2004, the Company signed a non-binding letter of intent with PLTT’s banker to convert the Company’s debt to equity in PLTT as part of PLTT's recapitalization plan.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“DSCO”) to commercialize, in the United States, DSCO’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of DSCO’s common stock and a warrant to purchase 357,143 shares of DSCO’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to DSCO a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by DSCO. As of September 30, 2004, the Company has made $8.5 million available under the line of credit, of which $5.7 million has been funded. In addition, the Company has received warrants to purchase approximately 320,000 shares of DSCO common stock as milestones were achieved and will receive warrants to purchase approximately 38,000 shares of DSCO common stock at an exercise price of $3.03 per share for each million dollars made available by the Company in excess of $8.5 million. The Company has also agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, the Company will receive commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of DSCO common stock included participation rights to acquire additional shares of DSCO. The Company exercised its participation rights in two such transactions with DSCO. During November 2002, the Company purchased an additional 266,246 shares of DSCO common stock along with a detachable warrant to purchase 119,811 shares of DSCO common stock for $517,000. Using the cashless exercise feature, the Company exercised the November 2002 warrant and received 83,357 shares of DSCO common stock. During July 2003, the Company purchased an additional 218,059 shares of DSCO common stock along with a detachable warrant to purchase 43,612 shares of DSCO common stock for $1.2 million. In February 2004, the Company used the cashless feature to exercise warrants to purchase 357,143 shares of common stock and received 249,726 shares of DSCO common stock. In April 2004, the Company used the cashless feature to purchase 213,334 shares of common stock and received 160,318 shares of DSCO common stock. In July 2004, the Company used the cashless feature to purchase 106,666 shares of common stock and received 68,084 shares of DSCO common stock. During November 2004, the Company and DSCO agreed to restructure its commercialization arrangements to allow DSCO to assume the entire commercialization program for Surfaxin®. As part of this new arrangement, the Company will not pay for the sales and marketing

Quintiles Transnational Corp. and Subsidiaries

activities of Surfaxin®, nor will the Company receive commissions on the net sales of Surfaxin®. Further, the Company has extended the $8.5 million line of credit through December 31, 2006. In return for these modifications, the Company will receive a warrant to purchase 850,000 shares of DSCO common stock at an exercise price of $7.19 per share and will also continue to have a preferred provider relationship with DSCO.

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“KOSP”) to commercialize, in the United States, KOSP’s treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with KOSP’s sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of KOSP’s common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended September 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through September 30, 2004, the Company has received payments totaling approximately $19.4 million. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities.

During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of September 30, 2004, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $12 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.

In July 2002, the Company entered into an agreement with LLY to support LLY in its commercialization efforts for Cymbalta™ in the United States. LLY has submitted a New Drug Application, or NDA, for Cymbalta™, which was approved in the third quarter of 2004 by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive LLY sales force in the promotion of Cymbalta™ for the five years following product launch. The Company’s sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years LLY will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to LLY totaling $110.0 million of which $70.0 million was paid in 2002 and the remaining $40.0 million is due throughout the four quarters following FDA approval, which occurred on August 10, 2004. Accordingly, the Company paid a further $10 million to LLY in the third quarter of 2004, bringing its cumulative payments to $80 million. In addition, the Company will pay LLY an additional $5 million for the approval of CymbaltaTM for diabetic peripheral neuropathic pain. The revenues related to this indication will be included in the basis for the royalties paid to the Company.

Quintiles Transnational Corp. and Subsidiaries

The $80 million in payments made and the $35 million in payments the Company is liable for have been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period. The sales force costs are being expensed as incurred. The payments are reported in the statement of cash flows as an investing activity — acquisition of commercial rights and royalties. Prior to FDA approval, the $70 million payment was classified as an advance to customer on the balance sheet. Following the FDA approval, this amount and subsequent payments are classified as a commercial rights and royalties asset. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, LLY will pay to the Company 8.25% of U.S. Cymbalta™ sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. During the quarter ended September 30, 2004, the Company recorded revenue of $2.9 million for the P2 and P3 positions. The Company has not recorded any revenue related to the royalty on CymbaltaTM as the amount is not fixed and determinable until the Company receives documentation from LLY for the CymbaltaTM net sales during the quarter ended September 30, 2004. In addition to the Company’s obligations, LLY is obligated to spend at specified levels.

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“CBRX”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of CBRX common stock for $5.5 million. The Company also paid to CBRX four quarterly payments of $1.125 million totaling $4.5 million. The payments are reported in the statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In return, the Company will receive royalties of 5% on the sales of the four CBRX women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. Through September 30, 2004, the Company has received payments totaling approximately $589,000. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities. In addition, the Company will provide to CBRX, at CBRX’s expense on a fee-for-service basis, a sales force to commercialize the products. In January 2004, the Company and CBRX agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to CBRX. The purchase of the CBRX common stock included participation rights to acquire additional shares of CBRX. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of CBRX for $664,000. The Company has continued to monitor the revenue performance of the women’s health products, described above, as well as the ability of CBRX to meet its minimum royalty obligations to the Company under this agreement and under its March 2003 agreement to market CBRX’s StriantTM product. The Company recognized an impairment on its commercial rights and royalties asset relating to the StriantTM product in the third quarter of 2004, as described below.

Quintiles Transnational Corp. and Subsidiaries

In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.8 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.5 million) of which 2.2 million euros (approximately $2.7 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 7.5 million euros (approximately $9.2 million) as of September 30, 2004. The payments are reported in the statement of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided all of the services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

In March 2003, the Company entered into an agreement with CBRX to commercialize CBRX’s StriantTM testosterone buccal bioadhesive product in the United States. StriantTM was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has paid five quarterly payments of $3.0 million each totaling $15.0 million. The payments are reported in the statement of cash flows as an investing activity – acquisition of commercial rights and royalties. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. Through September 30, 2004, the Company has received payments totaling approximately $319,000. The proceeds are reported in the statement of cash flows as an operating activity – change in operating assets and liabilities. In addition, the Company will provide to CBRX, at CBRX’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. In January 2004, the Company and CBRX agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to CBRX. The Company has continued to monitor the revenue growth of CBRX’s StriantTM product and CBRX’s women’s health products, which are subject to separate agreements with the Company. The Company has continued to monitor the ability of CBRX to meet its minimum obligations under these agreements. Based upon the financial prospects of CBRX and the Company’s assessment of various potential outcomes it might realize under its agreements with CBRX, during the third quarter of 2004, the Company recognized an impairment of $7.8 million in its commercial rights and royalties asset relating to the StriantTM product.

In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and U.S. launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company, at agreed upon rates. The customer, though, may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. The agreement contains quarterly limits on the Company’s service obligations with a

Quintiles Transnational Corp. and Subsidiaries

maximum of $10.0 million of services in any quarter. Without revising the overall limits of the agreement, the agreement was amended to allow increased spending for the second, third and fourth quarters of 2004. The revised quarterly limits are $11 million for the second quarter of 2004 and $13 million for each of the third and fourth quarters of 2004. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new product, the Company is obligated to provide no more than $57.5 million in services. In return for performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on U.S. net sales of the existing product and (2) beginning on the U.S. launch of the new product, a declining tiered royalty (beginning in the low teens) on U.S. net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. The Company will also receive a $20.0 million payment from the customer upon the U.S. launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, the Company may terminate its remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $14.4 million of services under this agreement through September 30, 2004.

In September 2004, the Company entered into an agreement with Solvay Pharmaceuticals B.V. (“Solvay”) to provide clinical development services valued at $25 million for ten Solvay clinical Phase II projects, thereby sharing the costs and uncertainties of the outcomes for these projects. The agreement specifies project and annual spending limits. Spending beneath these limits may be carried over to one of the other ten projects or another year, but may not exceed the overall $25 million limit. The Company will expense the costs related to these projects as the expenses are incurred. In return, the Company will receive a milestone payment from Solvay for each of the compounds reaching positive clinical proof-of-principle and moving into further development. The agreement terminates upon the final determination of the successful or unsuccessful completion of the ten projects.

The Company has firm commitments under the arrangements described above to provide funding of approximately $735.0 million in exchange for various commercial rights. As of September 30, 2004, the Company has funded approximately $208.6 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $15-20 million per year for a period of five to six years, subject to certain limitations and varying time periods.

Quintiles Transnational Corp. and Subsidiaries

Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2004	2005	2006	2007	2008	2009	Total
Service commitments	$29,954	$119,884	$93,706	$90,742	$87,147	$66,579	$488,012
Milestone payments	15,000	20,000	—	—	—	—	35,000
Licensing and distribution rights	1,238	2,138	—	—	—	—	3,376

	$46,192	$142,022	$93,706	$90,742	$87,147	$66,579	$526,388

4. Investments – Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of September 30, 2004 is as follows (in thousands except share data):

Company	Trading Symbol	Number of Shares	Cost Basis	Fair Market Value
Common Stock:
The Medicines Company	MDCO	348,900	$9,054	$8,422
Discovery Laboratories, Inc.	DSCO	1,567,741	12,371	10,504
Columbia Laboratories, Inc.	CBRX	1,178,359	4,077	3,594
Other			4,324	4,683

Total Marketable Equity Securities			$29,826	$27,203

In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other-than-temporary, the Company recognized losses due to the impairment of marketable equity securities of $10.2 million and $282,000 during the nine months ended September 30, 2004 and the period from January 1, 2003 through September 25, 2003, respectively. The Company did not recognize any such losses during the three months ended September 30, 2004.

5. Investments – Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of September 30, 2004 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment
Venture capital funds	$34,670	$13,152
Equity investments (seven companies)	16,062	—
Convertible loans (three companies)	644	112
Loans (two companies)	5,040	3,022

Total non-marketable equity securities and loans	$56,416	$16,286

Quintiles Transnational Corp. and Subsidiaries

Below is a table representing management’s best estimate as of September 30, 2004 of the amount and timing of the above remaining funding commitments (in thousands):

	2004	2005	Total
Venture capital funds	$4,090	$9,062	$13,152
Convertible loans	70	42	112
Loans	1,000	2,022	3,022

Total remaining funding commitments	$5,160	$11,126	$16,286

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

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $7.8 million, $205,000 and $10.3 million of losses due to such impairments during the period from July 1, 2003 through September 25, 2003, during the nine months ended September 30, 2004 and during the period from January 1, 2003 through September 30, 2003, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that were deemed by management to be other-than-temporary. There were no such losses due to impairments during the three months ended September 30, 2004.

6. Derivatives

As of September 30, 2004, the Company had the following derivative positions in securities of other issuers: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) put and call instruments to hedge the cash flow from the sale of certain marketable securities.

Quintiles Transnational Corp. and Subsidiaries

As of September 30, 2004, the Company had funded three convertible loans with a carrying value of approximately $644,000. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.

As of September 30, 2004, the Company has several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company’s freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, exercise price, time to expiration of the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. At September 30, 2004, the Company held warrants from various contracts valued at $3.8 million which are included in the accompanying balance sheet as deposits and other assets. The Company recognized investment losses of $2.2 million and $17,000 during the three and nine months ended September 30, 2004, respectively. The Company recognized investment revenues of $2.5 million and $14.9 million during the period from July 1, 2003 through September 25, 2003 and the period from January 1, 2003 through September 25, 2003, respectively, related to changes in the fair values of the warrants.

In 2003, the Company had entered into three zero-cost-collar transactions to hedge certain future cash flows occurring in 2004. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from sales of the underlying security during the first three quarters of 2004, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instrument is recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as defined. As of September 30, 2004, these contracts have expired unexercised. Upon expiration of the hedging instruments, all amounts recorded as unrealized holding gains (losses) on marketable equity securities included as a separate component of shareholders’ equity were reclassified into income. As each of these zero-cost-collar transactions expired unexercised, the zero-cost-collar contract had no value; therefore, there were no amounts reclassified into income. The underlying equity security was sold generating approximately $22.2 million in cash and a gain of approximately $2.0 million for the nine months ended September 30, 2004.

Quintiles Transnational Corp. and Subsidiaries

7. Goodwill and Identifiable Intangible Assets

The Company has approximately $285.2 million of identifiable intangible assets, of which approximately $109.7 million is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with definite-lived identifiable intangible assets were as follows:

	Three months	September 26,	July 1,	Nine months	September 26,	January 1,
	ended	2003 through	2003 through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Amortization expense	$19.4 million	$943,000	$7.0 million	$57.9 million	$943,000	$23.6 million

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

The following is a summary of identifiable intangible assets as of September 30, 2004 (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$126,380	$38,085	$88,295
Trademarks, trade names and other	164,720	17,714	147,006
Software and related assets	72,938	23,027	49,911

Total identifiable intangible assets	$364,038	$78,826	$285,212

The following is a summary of goodwill by segment for the nine months ended September 30, 2004 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated
Balance as of December 31, 2003	$116,931	$61,750	$2,646	$181,327
Less: goodwill allocated to certain assets disposed of	(519)	—	—	(519)
goodwill allocated to sale of a portion of an investment in a subsidiary	(2,345)	(4,424)	—	(6,769)
goodwill allocated to non-operating change in interest transaction	(988)	(1,865)	—	(2,853)
goodwill allocated to the sale of discontinued operation	—	—	(1,233)	(1,233)
Add: Earn out on acquisition	—	64	—	64
Privatization transaction price adjustment	(1,070)	(283)	—	(1,353)
Impact of foreign currency fluctuations	(122)	2	—	(120)

Balance as of September 30, 2004	$111,887	$55,244	$1,413	$168,544

In connection with the Pharma Services Transaction, the Company prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. During the third quarter of 2004, the Company evaluated the pre-acquisition contingencies. As part of this review, the Company adjusted accruals relating to its restructuring plans, acquisition costs relating to the Pharma

Quintiles Transnational Corp. and Subsidiaries

Services Transaction, as well as related income tax effects. The adjustments resulted in a net decrease of approximately $1.4 million in goodwill.

8. Investment Revenues

The following table is a summary of investment revenues (in thousands):

	Three months	September 26,	July 1,	Nine months	September 26,	January 1,
	ended	2003 through	2003 through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Marketable equity and derivative securities:
Gross realized gains	$—	$213	$6,715	$7,389	$213	$38,724
Gross realized losses	(2,509)	—	—	(3,331)	—	—
Impairment losses	—	—	—	(10,157)	—	(282)
Non-marketable equity securities and loans:
Gross realized gains	—	—	—	—	—	—
Gross realized losses	—	—	—	—	—	—
Impairment losses	—	—	(7,801)	(205)	—	(10,269)

Total investment revenues	$(2,509)	$213	$(1,086)	$(6,304)	$213	$28,173

9. Gain on Portion of Sale in an Investment in a Subsidiary and Change in Interest Transactions

In June 2004, Mitsui & Co., Ltd. (“Mitsui”) acquired a 20% voting interest in one of the Company’s subsidiaries, Quintiles Transnational Japan K.K. (“QJPN”) through two transactions. Mitsui acquired 3,556 shares of QJPN’s ordinary shares from the Company for approximately 4.0 billion yen (approximately $37.0 million). As part of its sale of 3,556 ordinary shares, the Company may receive up to an additional 2.0 billion yen (approximately $18.5 million) based on QJPN’s future financial performance. Due to the uncertainty associated with the contingent consideration, the Company has not included this amount in its gain on the sale of a portion of an investment in a subsidiary. During the second quarter of 2004, the Company recorded a gain on the sale of a minority interest in a subsidiary of $24.7 million related to this transaction.

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

Quintiles Transnational Corp. and Subsidiaries

As the preference shares are substantially the same as the ordinary shares since the holders participate equally in dividends, voting rights and liquidation of residual assets, the Company included the preference shares in determining the minority ownership interest in QJPN. Therefore, the percentage used by the Company in calculating the minority interest will be 20%.

10. Discontinued Operation

In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business to Bradley Pharmaceuticals, Inc. for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Further, based on certain purchase price adjustment provisions in the asset purchase agreement, the Company paid Bradley approximately $1.9 million in October 2004. The assets disposed of were part of the PharmaBio Development group’s strategic investment portfolio, which is routinely analyzed to evaluate the return potential of the assets within the portfolio.

The components of the gain on sale of discontinued operation are as follows (in thousands):

Cash received	$188,329
Purchase price adjustments	(1,937)
Disposal costs	(16,534)
Net assets	(78,602)
Goodwill allocated to discontinued operation	(1,233)

Gain on disposal of discontinued operation	90,023
Income taxes	(36,221)

Gain on sale of discontinued operation	$53,802

The Bioglan business consisted primarily of a number of dermatology products, including Solaraze® and ADOXA®, that the Company acquired in 2001 and 2002. In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA® in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc. had previously marketed, as well as approximately $1.6 million in cash. Until the Company entered into a plan to dispose of the Bioglan assets in May 2004, the Company amortized the intangible assets in proportion to the estimated revenues over the lives of these product rights. As a result of the discontinued operation, these assets were reclassified as assets “held for sale” in the Company’s balance sheet as of December 31, 2003. Under certain of the contracts acquired, the Company had commitments to pay royalties based on a percentage of net sales of the acquired product rights.

Quintiles Transnational Corp. and Subsidiaries

In December 2001, the Company acquired the license to market SkyePharma’s Solaraze® skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. Until the Company entered into a plan to dispose of the Bioglan assets in May 2004, the Company amortized the rights in proportion to the revenues earned over the 14-year life of the license. Until the completion of the sale of Bioglan, the Company had a commitment to pay royalties to SkyePharma based on a percentage of net sales of Solaraze®.

The results of the Bioglan business have been reported separately as a discontinued operation in the condensed consolidated statements of operations. The results of the discontinued operation do not reflect any corporate costs or management fees allocated by the Company.

The following is a summary of the operations of the Bioglan business included in discontinued operation (in thousands):

	Three months	September 26,	July 1,	Nine months	September 26,	January 1,
	ended	2003 through	2003 through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Gross revenues	$2,957	$280	$5,342	$38,558	$280	$33,892

(Loss) income before income taxes	(622)	(63)	(2,430)	11,100	(63)	5,585
Income taxes	(101)	(23)	(219)	1,480	(23)	959

Net (loss) income	$(521)	$(40)	$(2,211)	$9,620	$(40)	$4,626

The assets and liabilities of the Bioglan operations are reported separately in the accompanying condensed consolidated balance sheets as assets and liabilities of discontinued operation. The following is a summary of the assets and liabilities of discontinued operation (in thousands):

As of December 31, 2003
Current assets	$9,012
Property and equipment, net	536
Intangible assets	78,995
Other assets	6

Assets of discontinued operation	$88,549

Current liabilities	$7,040
Long-term liabilities	41

Liabilities of discontinued operation	$7,081

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

Quintiles Transnational Corp. and Subsidiaries

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

11. Restructuring

As part of the Company’s evaluation of the contingencies in the Pharma Services Transaction, the Company reviewed the restructuring accruals. This review resulted in a decrease of $1.6 million and $11,000 of severance payments for the plans in 2003 and 2000, respectively, and a decrease of $34,000, $105,000, $72,000 and $2,000 of exit related costs for the plans in 2003, 2002, 2001 and 2000, respectively. The accrual adjustments have been recorded as a decrease in goodwill recorded in the Pharma Services Transaction as part of the purchase price adjustment.

In connection with the Pharma Services Transaction, the Company adopted a restructuring plan. As part of this plan, approximately 211 positions are to be eliminated mostly in Europe and the United States. The number of positions to be eliminated was reduced to approximately 130 as a result of (1) an increase in voluntary terminations and (2) affected individuals transferring into other positions within the Company. As of September 30, 2004, 87 positions were eliminated. Delays in certain of the Company’s systems implementation in Europe have caused the terminations to extend beyond one year.

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

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to certain abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of the 2002 Plan, approximately 99 positions were to be eliminated mostly in the Europe and Africa region. As of September 30, 2004, 89 individuals have been terminated pursuant to the 2002 Plan.

Quintiles Transnational Corp. and Subsidiaries

During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to severance costs from the reorganization of the Company’s Internet initiative and the commercial services group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide were to be eliminated and as of December 31, 2003, all individuals who were to be terminated under this plan had been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions were eliminated in each of the Company’s segments.

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

Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of a 2000 Follow-On Plan, approximately 220 positions were to be eliminated mostly in the commercial services group. As of December 31, 2003, all individuals who were to be terminated under this plan had been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.

As of September 30, 2004, the following amounts were recorded for the restructuring plans discussed above (in thousands):

		2003 Plans		2002 Plans		2001 Plans		2000 Plans
	Balance at									Balance as of
	December 31,	Write-offs/	Accrual	Write-offs/	Accrual	Write-offs/	Accrual	Write-offs/	Accrual	September 30,
	2003	Payments	Revision	Payments	Revision	Payments	Revision	Payments	Revision	2004
Severance and related costs	$7,567	$(3,873)	$(1,572)	$—	$—	$—	$—	$(5)	$(11)	$2,106
Exit costs	8,176	(132)	(34)	(6)	(105)	(2,704)	(72)	(196)	(2)	4,925

	$15,743	$(4,005)	$(1,606)	$(6)	$(105)	$(2,704)	$(72)	$(201)	$(13)	$7,031

Quintiles Transnational Corp. and Subsidiaries

On November 10, 2004, the Company’s Board of Directors approved the first phase of a new initiative to review aspects of the Company’s current operating structure and future strategic directions regarding certain corporate initiatives, including utilization of shared services and strategic sourcing initiatives. This review occurs in the context of substantial growth in the Company’s backlog, primarily in its clinical business, and expected strategic headcount additions, following the 1000+ additions in the past nine months. In conjunction with this review, the Company will incur costs to restructure or exit certain business activities. The Company expects that these costs will be incurred in both its product development and commercial services segments. The Company expects to incur during the fourth quarter of 2004 a restructuring charge totaling $7.7 million. The estimated cash expenditures total approximately $7.6 million and include termination benefits of approximately $7.4 million to eliminate approximately 230 positions globally, and exit costs of approximately $0.2 million. The estimated non-cash charges total approximately $0.1 million and consist primarily of asset impairments. The Company anticipates that additional costs will be incurred in later quarters, as subsequent phases of our review are completed. The Company will provide supplemental information when those costs are defined. The Company has targeted completion of the cash expenditures relating to this first phase for the first half of 2005.

12. Comprehensive Income

The following table represents the Company’s comprehensive (loss) income (in thousands):

	Three months	September 26,	July 1,	Nine months	September 26,	January 1,
	ended	2003 through	2003 through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Net income (loss)	$34,460	$819	$(17,592)	$8,625	$819	$37,161
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities arising during the period, net of income taxes	(4,584)	—	6,428	(4,427)	—	19,637
Reclassification adjustment for (gains) losses, net of income taxes, included in net (loss) income	(60)	—	(1,516)	1,972	—	(11,103)
Minimum pension liability, net of income taxes	—	—	—	—	—	(3,098)
Foreign currency adjustment	(1,075)	—	3,881	(2,879)	—	25,178

Comprehensive income (loss)	$28,741	$819	$(8,799)	$3,291	$819	$67,775

Quintiles Transnational Corp. and Subsidiaries

13. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the product development group, the commercial services group, and the PharmaBio Development group. Management has distinguished these segments based on the normal operations of the Company. The product development group is primarily responsible for all phases of clinical research and outcomes research consulting. The commercial services group is primarily responsible for sales force deployment and strategic marketing services. The PharmaBio Development group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. The Company does not include general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense as indicated below. When the Company enters into strategic agreements whereby its commercial services or product development groups provide services to customers, service revenues are presented based upon market rates and are eliminated in consolidation. Intersegment revenues have been eliminated (in thousands):

Three months ended September 30, 2004 — Successor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$282,497	$152,423	$—	$—	$434,920
Intersegment	—	26,703	—	(26,703)	—

Total net services	282,497	179,126	—	(26,703)	434,920
Reimbursed service costs	82,313	15,732	—	(2,604)	95,441

Gross service revenues	364,810	194,858	—	(29,307)	530,361
Commercial rights and royalties	—	—	7,660	—	7,660
Investment	—	—	(2,509)	—	(2,509)

Total revenues	$364,810	$194,858	$5,151	$(29,307)	$535,512

Contribution	$139,322	$71,917	$(35,099)	$—	$176,140

Quintiles Transnational Corp. and Subsidiaries

September 26, 2003 through September 30, 2003 — Successor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$11,884	$6,048	$—	$—	$17,932
Intersegment	—	518	—	(518)	—

Total net services	11,884	6,566	—	(518)	17,932
Reimbursed service costs	2,857	608	—	—	3,465

Gross service revenues	14,741	7,174	—	(518)	21,397
Commercial rights and royalties	—	—	1,102	—	1,102
Investment	—	—	213	—	213

Total revenues	$14,741	$7,174	$1,315	$(518)	$22,712

Contribution	$6,601	$2,823	$148	$—	$9,572

July 1, 2003 through September 25, 2003 — Predecessor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$233,319	$115,694	$—	$—	$349,013
Intersegment	—	10,789	—	(10,789)	—

Total net services	233,319	126,483	—	(10,789)	349,013
Reimbursed service costs	63,912	13,633	—	—	77,545

Gross service revenues	297,231	140,116	—	(10,789)	426,558
Commercial rights and royalties	—	—	36,368	—	36,368
Investment	—	—	(1,086)	—	(1,086)

Total revenues	$297,231	$140,116	$35,282	$(10,789)	$461,840

Contribution	$120,731	$46,521	$13,329	$—	$180,581

Nine months ended September 30, 2004 — Successor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$813,544	$443,390	$—	$—	$1,256,934
Intersegment	—	41,582	—	(41,582)	—

Total net services	813,544	484,972	—	(41,582)	1,256,934
Reimbursed service costs	218,037	45,148	—	(2,979)	260,206

Gross service revenues	1,031,581	530,120	—	(44,561)	1,517,140
Commercial rights and royalties	—	—	38,401	—	38,401
Investment	—	—	(6,304)	—	(6,304)

Total revenues	$1,031,581	$530,120	$32,097	$(44,561)	$1,549,237

Contribution	$395,737	$187,782	$(57,255)	$—	$526,264

Quintiles Transnational Corp. and Subsidiaries

January 1, 2003 through September 25, 2003 — Predecessor

	Product	Commercial	PharmaBio
	development	services	Development	Eliminations	Consolidated
Service revenues:
External	$734,729	$362,273	$—	$—	$1,097,002
Intersegment	—	29,777	—	(29,777)	—

Total net services	734,729	392,050	—	(29,777)	1,097,002
Reimbursed service costs	225,695	42,988	—	—	268,683

Gross service revenues	960,424	435,038	—	(29,777)	1,365,685
Commercial rights and royalties	—	—	71,072	—	71,072
Investment	—	—	28,173	—	28,173

Total revenues	$960,424	$435,038	$99,245	$(29,777)	$1,464,930

Contribution	$375,125	$142,144	$37,455	$—	$554,724

	Three months	September 26,	July 1,	Nine months	September 26,	January 1,
	ended	2003 through	2003 through	ended	2003 through	2003 through
	September 30,	September 30,	September 25,	September 30,	September 30,	September 25,
	2004	2003	2003	2004	2003	2003
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Depreciation and amortization expense:
Product development	$21,367	$1,078	$13,768	$64,139	$1,078	$43,142
Commercial services	7,857	385	4,654	23,864	385	15,520
PharmaBio Development (included in contribution)	1,121	36	679	2,940	36	2,210
Corporate	3,188	105	194	9,472	105	607

Total depreciation and amortization expense	$33,533	$1,604	$19,295	$100,415	$1,604	$61,479

	As of	As of
	September 30, 2004	December 31, 2003
Assets:
Product development	$1,078,882	$1,008,099
Commercial services	341,413	266,021
PharmaBio Development	267,827	267,572
Corporate	371,810	362,470
Assets of discontinued operation	—	88,549

Total assets	$2,059,932	$1,992,711

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

Quintiles Transnational Corp. and Subsidiaries

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

The following are condensed consolidating statements of operations of the Company for the three and nine months ended September 30, 2004 and the periods from September 26, 2003 through September 30, 2003, July 1, 2003 through September 25, 2003 and January 1, 2003 through September 25, 2003 (in thousands):

Three months ended September 30, 2004 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$—	$148,589	$291,658	$(176)	$440,071
Add reimbursed service costs	—	46,860	48,581	—	95,441

Gross revenues	—	195,449	340,239	(176)	535,512
Costs, expenses and other:
Costs of revenues	5,718	167,330	218,736	—	391,784
General and administrative	13,958	48,356	97,677	(176)	159,815
Interest (income) expense, net	15,842	(6,670)	5,666	—	14,838
Other (income) expense, net	(18,294)	16,890	3,947	—	2,543

	17,224	225,906	326,026	(176)	568,980

(Loss) income before income taxes	(17,224)	(30,457)	14,213	—	(33,468)
Income tax (benefit) expense	9,061	(30,688)	5,912	—	(15,715)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(26,285)	231	8,301	—	(17,753)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(441)	(114)	(513)	(1,068)
Subsidiary income	59,976	(5,059)	(94)	(54,823)	—

(Loss) income from continuing operations	33,691	(5,269)	8,093	(55,336)	(18,821)
(Loss) income from discontinued operation	—	136	(657)	—	(521)
Gain from sale of discontinued operation, net of income taxes	769	15,292	37,741	—	53,802

Net (loss) income	$34,460	$10,159	$45,177	$(55,336)	$34,460

Quintiles Transnational Corp. and Subsidiaries

September 26, 2003 through September 30, 2003 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$(6)	$7,884	$11,369	$—	$19,247
Add reimbursed service costs	—	1,591	1,874	—	3,465

Gross revenues	(6)	9,475	13,243	—	22,712
Costs, expenses and other:
Costs of revenues	195	5,963	8,550	—	14,708
General and administrative	349	1,963	3,659	—	5,971
Interest (income) expense, net	1,062	(307)	278	—	1,033
Other (income) expense, net	(1,243)	1,163	(228)	—	(308)
Transaction and restructuring	—	—	—	—	—

	363	8,782	12,259	—	21,404

(Loss) income before income taxes	(369)	693	984	—	1,308
Income tax (benefit) expense	(133)	250	354	—	471

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(236)	443	630	—	837
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	23	(1)	—	22
Subsidiary income	1,055	16	67	(1,138)	—

Income (loss) from continuing operations	819	482	696	(1,138)	859
Loss from discontinued operation	—	(11)	(29)	—	(40)

Net (loss) income	$819	$471	$667	$(1,138)	$819

Quintiles Transnational Corp. and Subsidiaries

July 1, 2003 through September 25, 2003 (predecessor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$(1,789)	$154,324	$231,760	$—	$384,295
Add reimbursed service costs	—	37,464	40,081	—	77,545

Gross revenues	(1,789)	191,788	271,841	—	461,840
Costs, expenses and other:
Costs of revenues	2,030	123,536	174,308	—	299,874
General and administrative	10,306	42,376	76,400	—	129,082
Interest (income) expense, net	(855)	(6,703)	5,312	—	(2,246)
Other (income) expense, net	(6,622)	5,496	1,160	—	34
Transaction and restructuring	44,650	(563)	6,174	—	50,261

	49,509	164,142	263,354	—	477,005

(Loss) income before income taxes	(51,298)	27,646	8,487	—	(15,165)
Income tax (benefit) expense	(10,690)	8,717	2,177	—	204

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(40,608)	18,929	6,310	—	(15,369)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(16)	4	—	(12)
Subsidiary income	23,016	(4,299)	(440)	(18,277)	—

Income (loss) from continuing operations	(17,592)	14,614	5,874	(18,277)	(15,381)
Income from discontinued operation	—	767	(2,978)	—	(2,211)

Net (loss) income	$(17,592)	$15,381	$2,896	$(18,277)	$(17,592)

Nine months ended September 30, 2004 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$(15)	$440,937	$848,898	$(789)	$1,289,031
Add reimbursed service costs	—	124,697	135,509	—	260,206

Gross revenues	(15)	565,634	984,407	(789)	1,549,237
Costs, expenses and other:
Costs of revenues	16,327	459,634	644,487	—	1,120,448
General and administrative	50,425	137,683	287,184	(789)	474,503
Interest (income) expense, net	46,908	(20,025)	17,150	—	44,033
Other (income) expense, net	(53,326)	42,573	11,304	—	551
Gain on sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	25,616	619,865	960,125	(789)	1,604,817

(Loss) income before income taxes	(25,631)	(54,231)	24,282	—	(55,580)
Income tax (benefit) expense	23,845	(41,664)	15,512	—	(2,307)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(49,476)	(12,567)	8,770	—	(53,273)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(464)	(547)	(513)	(1,524)
Subsidiary income	57,332	(16,472)	1,564	(42,424)	—

Income (loss) from continuing operations	7,856	(29,503)	9,787	(42,937)	(54,797)
Income from discontinued operation	—	1,081	8,539	—	9,620
Gain from sale of discontinued operation, net of income taxes	769	15,292	37,741	—	53,802

Net (loss) income	$8,625	$(13,130)	$56,067	$(42,937)	$8,625

Quintiles Transnational Corp. and Subsidiaries

January 1, 2003 through September 25, 2003 (predecessor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$(3,233)	$495,684	$703,796	$—	$1,196,247
Add reimbursed service costs	—	136,663	132,020	—	268,683

Gross revenues	(3,233)	632,347	835,816	—	1,464,930
Costs, expenses and other:
Costs of revenues	6,519	422,104	540,851	—	969,474
General and administrative	32,747	129,308	235,263	—	397,318
Interest (income) expense, net	(3,111)	(22,021)	14,758	—	(10,374)
Other (income) expense, net	(33,379)	16,624	11,364	—	(5,391)
Transaction and restructuring	48,537	(563)	6,174	—	54,148

	51,313	545,452	808,410	—	1,405,175

(Loss) income before income taxes	(54,546)	86,895	27,406	—	59,755
Income tax (benefit) expense	(11,497)	25,344	13,377	—	27,224

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(43,049)	61,551	14,029	—	32,531
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(24)	28	—	4
Subsidiary income	80,210	(16,554)	(1,440)	(62,216)	—

Income (loss) from continuing operations	37,161	44,973	12,617	(62,216)	32,535
Income from discontinued operation	—	778	3,848	—	4,626

Net (loss) income	$37,161	$45,751	$16,465	$(62,216)	$37,161

The following are condensed consolidating balance sheets of the Company as of September 30, 2004 and December 31, 2003 (in thousands):

Quintiles Transnational Corp. and Subsidiaries

As of September 30, 2004 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$48,140	$172,334	$328,210	$—	$548,684
Trade accounts receivable and unbilled services, net	—	128,312	159,980	—	288,292
Other current assets	(4,191)	23,432	47,490	—	66,731

Total current assets	43,949	324,078	535,680	—	903,707
Property and equipment, net	1,596	113,532	160,331	—	275,459
Intangibles and other assets:
Investments	21,359	353,424	1,224	—	376,007
Goodwill and other identifiable intangibles, net	3,650	230,828	219,278	—	453,756
Deposits and other assets	24,872	9,016	17,115	—	51,003
Investments in subsidiaries	1,710,217	(214,921)	75,545	(1,570,841)	—

Total intangibles and other assets	1,760,098	378,347	313,162	(1,570,841)	880,766

Total assets	$1,805,643	$815,957	$1,009,173	$(1,570,841)	$2,059,932

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$55,892	$102,611	$194,075	$—	$352,578
Credit arrangements	3,100	646	15,288	—	19,034
Unearned income	—	67,508	120,230	—	187,738
Other current liabilities	55,031	6,538	(26,800)	—	34,769

Total current liabilities	114,023	177,303	302,793	—	594,119
Long-term liabilities:
Credit arrangements, less current portion	753,800	3,243	15,666	—	772,709
Minority interest	—	—	25,793	9,632	35,425
Other liabilities	101,600	(18,917)	36,441	—	119,124
Net intercompany payables	297,665	(797,745)	500,080	—	—

Total long-term liabilities	1,153,065	(813,419)	577,980	9,632	927,258

Total liabilities	1,267,088	(636,116)	880,773	9,632	1,521,377
Total shareholders’ equity	538,555	1,452,073	128,400	(1,580,473)	538,555

Total liabilities and shareholders’ equity	$1,805,643	$815,957	$1,009,173	$(1,570,841)	$2,059,932

Quintiles Transnational Corp. and Subsidiaries

As of December 31, 2003 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(7,138)	$188,430	$192,330	$—	$373,622
Trade accounts receivable and unbilled services, net	—	84,148	152,994	—	237,142
Other current assets	5,885	23,093	44,452	—	73,430
Assets of discontinued operation	—	1,501	87,048	—	88,549

Total current assets	(1,253)	297,172	476,824	—	772,743
Property and equipment, net	1,863	125,301	158,666	—	285,830
Intangibles and other assets:
Investments	20,147	339,797	1,143	—	361,087
Goodwill and other identifiable intangibles, net	13,429	255,209	247,940	—	516,578
Deposits and other assets	27,156	12,158	17,159	—	56,473
Investments in subsidiaries	1,738,852	(201,283)	77,107	(1,614,676)	—

Total intangibles and other assets	1,799,584	405,881	343,349	(1,614,676)	934,138

Total assets	$1,800,194	$828,354	$978,839	$(1,614,676)	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,482	$63,162	$191,055	—	$312,699
Credit arrangements	3,100	736	16,834	—	20,670
Unearned income	—	76,126	115,129	—	191,255
Other current liabilities	58,047	3,669	(33,636)	—	28,080
Liabilities of discontinued operation	—	5,696	1,385	—	7,081

Total current liabilities	119,629	149,389	290,767	—	559,785
Long-term liabilities:
Credit arrangements, less current portion	756,125	3,593	13,869	—	773,587
Minority interest	—	—	1,380	—	1,380
Other liabilities	98,924	(8,375)	32,312	—	122,861
Net intercompany payables	290,418	(774,401)	483,983	—	—

Total long-term liabilities	1,145,467	(779,183)	531,544	—	897,828

Total liabilities	1,265,096	(629,794)	822,311	—	1,457,613
Total shareholders’ equity	535,098	1,458,148	156,528	(1,614,676)	535,098

Total liabilities and shareholders’ equity	$1,800,194	$828,354	$978,839	$(1,614,676)	$1,992,711

Quintiles Transnational Corp. and Subsidiaries

     The following are condensed consolidating statements of cash flows of the Company for the nine months ended September 30, 2004 and the periods from September 26, 2003 through September 30, 2003 and January 1, 2003 through September 25, 2003(in thousands):

Nine months ended September 30, 2004 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities
Net income	$8,625	$(13,130)	$56,067	$(42,937)	$8,625
(Income) loss from discontinued operation	—	(1,081)	(8,539)	—	(9,620)
Gain from the sale of discontinued operation, net of income taxes	(769)	(15,292)	(37,741)	—	(53,802)

(Loss) income from continuing operations	7,856	(29,503)	9,787	(42,937)	(54,797)
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	9,076	46,249	45,090	—	100,415
Amortization of debt issuance costs	2,470	173	—	—	2,643
Amortization of commercial rights and royalties assets	—	8,301	—	—	8,301
Restructuring charge (payments) accrual, net	(10)	(2,137)	(4,768)	—	(6,915)
Loss (gain) from sales and impairments of investments, net	1,877	4,061	365	—	6,303
Loss (gain) on disposals of property and equipment, net	15	4,101	(8)	—	4,108
Gain from sale of certain assets	(4,659)	—	(1,176)	—	(5,835)
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)
Provision for deferred income tax expense	5,324	(1,095)	6,987	—	11,216
Change in accounts receivable, unbilled services and unearned income	876	(53,024)	(6,858)	—	(59,006)
Change in other operating assets and liabilities	27,595	(26,455)	(10,740)	513	(9,087)
Investment in subsidiaries and intercompany	16,227	12,629	(71,280)	42,424	—
Other	(100)	(968)	(72)	—	(1,140)

Net cash (used in) provided by operating activities	31,829	(37,668)	(32,673)	—	(38,512)
Investing activities
Acquisition of property and equipment	(193)	(15,344)	(22,416)	—	(37,953)
Payment of transaction costs in Transaction	(17,393)	—	—	—	(17,393)
Acquisition of businesses, net of cash acquired	—	—	(2,189)	—	(2,189)
Acquisition of commercial rights and royalties	—	(13,000)	—	—	(13,000)
Proceeds from disposal of discontinued operation, net of expenses	(3,393)	31,534	149,795	—	177,936
Proceeds from sale of certain assets	—	—	9,218	—	9,218
Proceeds from sale of minority interest in subsidiary, net of expenses	35,963	—	—	—	35,963
Proceeds from disposition of property and equipment	1,193	28	4,163	—	5,384
Proceeds from (purchases of) debt securities, net	(874)	262	—	—	(612)
Purchases of equity securities and other investments	(332)	(11,712)	(1)	—	(12,045)
Proceeds from sale of equity securities and other investments	53	30,157	—	—	30,210
Other	100	—	150	—	250

Net cash provided by investing activities	15,124	21,925	138,720	—	175,769
Financing activities
Principal payments on credit arrangements, net	(2,549)	(360)	(11,396)	—	(14,305)
Dividend from discontinued operation	10,874	—	—	—	10,874
Proceeds from change in interest transaction	—	—	41,773	—	41,773

Net cash provided by (used in) financing activities	8,325	(360)	30,377	—	38,342
Effect of foreign currency exchange rate changes on cash	—	7	(544)	—	(537)

Increase in cash and cash equivalents	55,278	(16,096)	135,880	—	175,062
Cash and cash equivalents at beginning of period	(7,138)	188,430	192,330	—	373,622

Cash and cash equivalents at end of period	$48,140	$172,334	$328,210	$—	$548,684

Quintiles Transnational Corp. and Subsidiaries

September 26, 2003 through September 30, 2003 (successor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$819	$471	$667	$(1,138)	$819
Income from discontinued operation	—	11	29	—	40

(Loss) income from continuing operation	819	482	696	(1,138)	859
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	102	802	700	—	1,604
Restructuring charge (payments) accrual, net	—	—	—	—	—
Loss (gain) from sales and impairments of investments, net	—	(213)	—	—	(213)
Provision for (benefit from) deferred income tax expense	—	—	—	—	—
Change in accounts receivable, unbilled services and unearned income	—	—	—	—	—
Change in other operating assets and liabilities	(921)	(1,071)	(258)	1,138	(2,250)
Investment in subsidiaries and intercompany	—	—	(1,138)	1,138	—
Other	—	—	—	—	—

Net cash (used in) provided by operating activities	—	—	—	—	—
Investing activities:
Repurchase of common stock in Transaction	(1,617,567)	—	—	—	(1,617,567)
Payment of transaction costs in Transaction	(16,073)	—	—	—	(16,073)

Net cash (used in) provided by investing activities	(1,633,640)	—	—	—	(1,633,640)
Financing activities:
Principal payments on credit arrangements, net	—	—	(912)	—	(912)
Proceeds from issuance of debt, net of expenses, in Transaction	734,864	—	—	—	734,864
Capital contribution	390,549	—	—	—	390,549

Net cash provided by (used in) financing activities	1,125,413	—	(912)	—	1,124,501
Effect of foreign currency exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(508,227)	—	(912)	—	(509,139)
Cash and cash equivalents at beginning of period	509,439	190,505	142,017	—	841,961

Cash and cash equivalents at end of period	$1,212	$190,505	$141,105	$—	$332,822

Quintiles Transnational Corp. and Subsidiaries

January 1, 2003 through September 25, 2003 (predecessor)

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$37,161	$45,751	$16,465	$(62,216)	$37,161
Income from discontinued operation	—	(778)	(3,848)	—	(4,626)

(Loss) income from continuing operation	37,161	44,973	12,617	(62,216)	32,535
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,034	27,503	32,941	—	61,478
Transaction costs	44,057	—	—	—	44,057
Restructuring charge (payments) accrual, net	(634)	(2,050)	2,967	—	283
Loss (gain) from sales and impairments of investments, net	2,661	(30,024)	—	—	(27,363)
(Gain) loss on disposals of property and equipment, net	—	(32)	477	—	445
Provision for (benefit from) deferred income tax expense	11,696	(1,414)	2,310	—	12,592
Change in accounts receivable, unbilled services and unearned income	2,253	(1,201)	24,507	—	25,559
Change in other operating assets and liabilities	(39,617)	51,084	5,431		16,898
Investment in subsidiaries and intercompany	452,266	(334,278)	(180,204)	62,216	—
Other	(478)	(1,079)	210	—	(1,347)

Net cash (used in) provided by operating activities	510,399	(246,518)	(98,744)	—	165,137
Investing activities:
Acquisition of property and equipment	(277)	(18,375)	(20,491)	—	(39,143)
Payment of transaction costs in Transaction	(2,896)	—	—	—	(2,896)
Acquisition of intangible assets	—	(500)	(4,618)	—	(5,118)
Acquisition of commercial rights and royalties	—	(17,710)	—	—	(17,710)
Proceeds from disposition of property and equipment	—	1,330	4,889	—	6,219
Proceeds from (purchases of) debt securities, net	(1,353)	26,620	—	—	25,267
Purchases of equity securities and other investments	(6,320)	(4,471)	(39)	—	(10,830)
Proceeds from sale of equity securities and other investments	1,391	60,533	2	—	61,926

Net cash (used in) provided by investing activities	(9,455)	47,427	(20,257)	—	17,715
Financing activities:
Principal payments on credit arrangements	—	(595)	(12,653)	—	(13,248)
Dividend from discontinued operation	1,233	—	1,905	—	3,138
Issuance of common stock, net (predecessor)	7,042	—	—	—	7,042

Net cash provided by (used in) financing activities	8,275	(595)	(10,748)	—	(3,068)
Effect of foreign currency exchange rate changes on cash	—	142	17,780	—	17,922

(Decrease) increase in cash and cash equivalents	509,219	(199,544)	(111,969)	—	197,706
Cash and cash equivalents at beginning of period	220	390,049	253,986	—	644,255

Cash and cash equivalents at end of period	$509,439	$190,505	$142,017	$—	$841,961

Quintiles Transnational Corp. and Subsidiaries

15. Commitments and Contingencies

On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, the Company’s excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to the Company based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in a class action lawsuit that was settled earlier this year involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to the Company’s position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The parties have agreed to a settlement in principle, which does not result in the Company making any payments.

On June 13, 2003, ENVOY and Federal filed suit against the Company, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). The plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. The Company believes that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.

On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited (“Novex”), a subsidiary of the Company. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate UK sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $100.5 million). Novex intends to file a counter-claim asserting breach of contract. The parties have reached agreement to stay the arbitration process pending future discussions. The Company believes that the allegations made by ML are without merit and intends to defend the case vigorously.

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

16. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) to be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The Company has determined that it is a non-public entity as defined by accounting guidance in FIN 46. The effective date for applying the provisions of FIN 46 for interests held by non-public entities in VIEs or potential VIEs created before February 1, 2003 is January 1, 2005. The Company is currently evaluating the impact of FIN 46 on these interests held prior to February 1, 2003.

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

Results of Operations

As a result of the going-private merger transaction in September 2003, the Condensed Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The financial effects of the going-private merger transaction and our results of operations, financial position and cash flows following the closing of the transaction are presented as the “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our predecessor results have not been aggregated with our successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the three or nine months ended September 30, 2003. However, in order to facilitate an understanding of our results of operations for the three and nine months ended September 30, 2004 in comparison with the three and nine months ended September 30, 2003, in this section our predecessor results and our successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Quintiles Transnational Corp. and Subsidiaries

Below is a reconciliation of the combined results for the three and nine months ended September 30, 2003:

	September 26,	July 1,	Three months	September 26,	January 1,	Nine months
	2003 through	2003 through	ended	2003 through	2003 through	ended
	September 30,	September 25,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2003	2003	2003	2003
	Successor	Predecessor	Combined	Successor	Predecessor	Combined
Net revenue	$19,247	$384,295	$403,542	$19,247	$1,196,247	$1,215,494
Add reimbursed service costs	3,465	77,545	81,010	3,465	268,683	272,148

Gross revenues	22,712	461,840	484,552	22,712	1,464,930	1,487,642
Costs, expenses and other:
Costs of revenues	14,708	299,874	314,582	14,708	969,474	984,182
General and administrative	5,971	129,082	135,053	5,971	397,318	403,289
Interest (income) expense, net	1,033	(2,246)	(1,213)	1,033	(10,374)	(9,341)
Other (income) expense, net	(308)	34	(274)	(308)	(5,391)	(5,699)
Transaction and restructuring	—	50,261	50,261	—	54,148	54,148

	21,404	477,005	498,409	21,404	1,405,175	1,426,579

Income (loss) before income taxes	1,308	(15,165)	(13,857)	1,308	59,755	61,063
Income tax expense (benefit)	471	204	675	471	27,224	27,695

Income (loss) before minority interests and equity in (losses) earnings of unconsolidated affiliates	837	(15,369)	(14,532)	837	32,531	33,368
Minority interests and equity in (losses) earnings of unconsolidated affiliates	22	(12)	10	22	4	26

Income (loss) from continuing operations	859	(15,381)	(14,522)	859	32,535	33,394
(Loss) income from discontinued operation	(40)	(2,211)	(2,251)	(40)	4,626	4,586

Net income (loss)	$819	$(17,592)	$(16,773)	$819	$37,161	$37,980

Quintiles Transnational Corp. and Subsidiaries

Below is a reconciliation of the results by segment on a combined basis for the three and nine months ended September 30, 2003:

	September 26,	July 1,	Three months	September 26,	January 1,	Nine months
	2003 through	2003 through	ended	2003 through	2003 through	ended
	September 30,	September 25,	September 30,	September 30,	September 25,	September 30,
	2003	2003	2003	2003	2003	2003
	Successor	Predecessor	Combined	Successor	Predecessor	Combined
Net revenues:
Product development	$11,884	$233,319	$245,203	$11,884	$734,729	$746,613
Commercial services	6,566	126,483	133,049	6,566	392,050	398,616
PharmaBio Development	1,315	35,282	36,597	1,315	99,245	100,560
Eliminations	(518)	(10,789)	(11,307)	(518)	(29,777)	(30,295)

	$19,247	$384,295	$403,542	$19,247	$1,196,247	$1,215,494

Contribution:
Product development	$6,601	$120,731	$127,332	$6,601	$375,125	$381,726
Commercial services	2,823	46,521	49,344	2,823	142,144	144,967
PharmaBio Development	148	13,329	13,477	148	37,455	37,603

	$9,572	$180,581	$190,153	$9,572	$554,724	$564,296

Below is a reconciliation of certain items of the combined statement of cash flows for the nine months ended September 30, 2003:

	September 26,	July 1,	Nine months
	2003 through	2003 through	ended
	September 30,	September 25,	September 30,
	2003	2003	2003
	Successor	Predecessor	Combined
Net cash provided by operations	$—	$165,137	$165,137
Investing activities:
Acquisition of property and equipment	—	(39,143)	(39,143)
Repurchase of common stock in going-private merger	(1,617,567)	—	(1,617,567)
Payment of transaction costs in going-private merger	(16,073)	(2,896)	(18,969)
Acquisition of intangible assets	—	(5,118)	(5,118)
Acquisition of commercial rights and royalties	—	(17,710)	(17,710)
Proceeds from disposition of property and equipment	—	6,219	6,219
Proceeds from (purchases of) debt securities, net	—	25,267	25,267
Purchases of equity securities and other investments	—	(10,830)	(10,830)
Proceeds from sale of equity securities and other investments	—	61,926	61,926

Net cash (used in) provided by investing activities	(1,633,640)	17,715	(1,615,925)

Financing activities:
Proceeds from issuance of debt, net of expenses, in Transaction	734,864	—	734,864
Principal payments on credit arrangements, net	(912)	(13,248)	(14,160)
Dividend from discontinued operation	—	3,138	3,138
Capital contribution	390,549	—	390,549
Issuance of common stock (predecessor)	—	7,042	7,042

Net cash provided by (used in) financing activities	1,124,501	(3,068)	1,121,433

In August 2004, we completed our sale of certain assets related to our Bioglan Pharmaceuticals business, or Bioglan, to Bradley Pharmaceuticals, Inc., or Bradley, for approximately $188.3 million including approximately $5.3 million of direct costs for transferred inventory. We recognized a gain from the sale of Bioglan during the third quarter of 2004 of $53.8 million, net of income taxes of $36.2 million. The results of operations, assets and liabilities of the Bioglan business have been reported separately as a

Quintiles Transnational Corp. and Subsidiaries

discontinued operation. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation.

Three Months Ended September 30, 2004 and 2003

Gross Revenues. Gross revenues for the third quarter of 2004 were $535.5 million versus $484.6 million for the third quarter of 2003. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three months ended September 30
	2004	2003
Service revenues	$530,361	$447,955
Less: reimbursed service costs	95,441	81,010

Net service revenues	434,920	366,945
Commercial rights and royalties	7,660	37,470
Investments	(2,509)	(873)

Total net revenues	$440,071	$403,542

Reimbursed service costs	95,441	81,010

Gross revenues	$535,512	$484,552

•	Service Revenues. Service revenues were $530.4 million for the third quarter of 2004 compared to $448.0 million for the third quarter of 2003. Service revenues less reimbursed service costs, or net service revenues, for the third quarter of 2004 were $434.9 million, an increase of $68.0 million or 18.5% over net service revenues of $366.9 million for the third quarter of 2003. Net service revenues for the third quarter of 2004 were positively impacted by approximately $23.6 million due to the effect of the weakening of the U.S. dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $11.5 million or 19.0% to $71.9 million for the third quarter of 2004 from the third quarter of 2003 including a positive impact of approximately $4.5 million due to the effect of foreign currency fluctuations. Net service revenues increased $37.3 million or 23.2% to $198.5 million for the third quarter of 2004 from the third quarter of 2003 in the Europe and Africa region including a positive impact of approximately $19.3 million due to the effect of foreign currency fluctuations. We experienced growth from our clinical development services, or CDS, and an improvement in the business conditions for our commercial services group in Europe, primarily Germany and the United Kingdom. Net service revenues increased $19.2 million or 13.2% to $164.6 million for the third quarter of 2004 from the third quarter of 2003 in the Americas region, primarily from CDS.

Quintiles Transnational Corp. and Subsidiaries

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the third quarter of 2004 were $7.7 million, a decrease of $29.8 million as compared to the third quarter 2003 commercial rights and royalties revenues of $37.5 million. Commercial rights and royalties revenues were positively impacted by approximately $869,000 due to the effect of foreign currency fluctuations related to the weakening of the U.S. dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $10.3 million for the third quarter of 2004 for payments we made to our customers versus $1.6 million for the third quarter of 2003. These payments are considered incentives and are amortized against revenues over the service period of the contract. The decrease in commercial rights and royalties revenues is due to (1) our contracts with Columbia Labs, Inc., or CBRX, which decreased revenue by approximately $5.9 million in the third quarter of 2004, compared to a $4.8 million contribution to revenues in the third quarter of 2003, due to an impairment of the payments made to CBRX of approximately $7.8 million representing a decline in fair value of the related commercial rights and royalties asset which we deemed to be other-than-temporary; (2) the conclusion of our service contract in December 2003 with Kos Pharmaceuticals, Inc., or KOSP, which contributed approximately $6.3 million of revenue in the third quarter of 2003; (3) a slight decrease in the revenues under our contracts in Europe with two large pharmaceutical customers to $8.1 million in the third quarter of 2004 as compared to $8.6 million in the third quarter of 2003 and (4) a decline in the revenues from miscellaneous contracts and activities to $334,000 during the third quarter of 2004 from $1.2 million during the third quarter of 2003. In addition, the third quarter of 2003 included $15.9 million of revenues related to our contract and subsequent termination agreement with Scios, Inc., or SCIO. These decreases were partially offset by increases resulting from (1) our contract for CymbaltaTM which contributed $2.4 million of revenues in the third quarter of 2004 and (2) our September 2003 acquisition of a controlling interest in Pharmaplan which contributed $2.8 million of revenues during the third quarter of 2004 versus $552,000 during the third quarter of 2003. Commercial rights and royalties revenues for the third quarter of 2004 were attributable to the following: (1) approximately 105.2% to our contracts with two large pharmaceutical customers in Europe, (2) approximately 31.3% to our CymbaltaTM contract, (3) approximately 36.7% to the acquisition of Pharmaplan during September 2003, (4) approximately 4.4% related to miscellaneous contracts and activities and (5) approximately (77.7%) related to our contracts with CBRX.

•	Investment Revenues. Investment revenues related to our PharmaBio Development group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the third quarter of 2004 were a loss of $2.5 million versus a loss of $873,000 for the third quarter of 2003. Investment revenues for the third quarter of 2004 included $2.5 million of net losses on marketable securities versus $6.9 million of net gains on marketable securities for the third quarter of 2003. In addition, during the third quarter of 2003, we recognized $7.8 million of impairment losses on investments whose decline in fair value was considered to be other-than-temporary.

Quintiles Transnational Corp. and Subsidiaries

Costs of Revenues. Costs of revenues were $391.8 million for the third quarter of 2004 versus $314.6 million for the third quarter of 2003. Below is a summary of the costs of revenues (in thousands):

	Three months ended September 30,
	2004	2003
Reimbursed service costs	$95,441	$81,010
Service costs	223,681	190,268
Commercial rights and royalties costs	40,250	23,120
Depreciation and amortization	32,412	20,184

	$391,784	$314,582

•	Reimbursed Service Costs. Reimbursed service costs were $95.4 million and $81.0 million for the third quarter of 2004 and 2003, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $223.7 million or 51.4% of net service revenues versus $190.3 million or 51.9% of net service revenues for the third quarter of 2004 and 2003, respectively. Compensation and related expenses increased approximately $41.1 million primarily as a result of salary and wage increases including an increase in our number of billable employees. Other expenses directly related to our service contracts decreased approximately $7.7 million. Service costs were negatively impacted by approximately $12.2 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development group and other expenses directly related to commercial rights and royalties, were $40.3 million for the third quarter of 2004 versus $23.1 million for the third quarter of 2003. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $29.3 million and $11.3 million for the third quarter of 2004 and 2003, respectively. We incurred approximately $17.4 million and $2.1 million of costs related to our CymbaltaTM contract for the third quarter of 2004 and 2003, respectively. In addition, the third quarter of 2004 and 2003 includes approximately $9.7 million and $539,000, respectively, of costs related to our February 2004 contract with a large pharmaceutical company and our Pharmaplan operations in which we acquired a controlling interest in September 2003. The third quarter of 2003 includes approximately $4.1 million of costs related to our service contract with KOSP which was terminated in December 2003.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $32.4 million for the third quarter of 2004 versus $20.2 million for the third quarter of 2003. Amortization expense increased approximately $11.7 million as a result of the increase in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense remained relatively constant increasing approximately $498,000.

Quintiles Transnational Corp. and Subsidiaries

General and administrative expenses. General and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $159.8 million or 36.3% of total net revenues for the third quarter of 2004 versus $135.1 million or 33.5% of total net revenues for the third quarter of 2003. Travel expenses increased approximately $8.6 million for the third quarter of 2004 when compared to the third quarter of 2003, primarily as a result of increased activities associated with our global operations. These travel expenses include reimbursements made to our Executive Chairman and Chief Executive Officer for business related travel services he provides for himself and other employees with the use of his own plane. Professional services increased approximately $1.7 million during this same time period, including approximately $938,000 of management fees to our parent company’s investor group. In addition, compensation and related expenses were negatively impacted by approximately $7.3 million as a result of salary and wage increases including an increase in the number of administrative employees. General and administrative expenses were negatively impacted by approximately $8.5 million from the effect of foreign currency fluctuations.

Net interest expense, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio Development contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $14.8 million for the third quarter of 2004 versus net interest income of $1.2 million for the third quarter of 2003. Interest income decreased approximately $339,000 to $2.6 million for the third quarter of 2004 as a result of the decline in investable cash. Interest expense increased approximately $15.7 million to $17.4 million for the third quarter of 2004 as a result of the interest on the debt we incurred to fund the Pharma Services Transaction.

Other expense was $2.5 million for the third quarter of 2004 versus other income of $274,000 for the third quarter of 2003. Net losses on the disposal of assets were approximately $3.1 million for the third quarter of 2004 compared to approximately $142,000 in the third quarter of 2003.

We recognized $50.3 million of transaction expenses and restructuring charges for the third quarter of 2003 which consisted of approximately $44.8 million of transaction related expenses including expenses of the special committee of our Board of Directors and its financial and legal advisors and a $5.5 million restructuring charge. During the third quarter of 2003 in connection with the Pharma Services Transaction, we reviewed our estimates of the restructuring plans we adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The decrease in severance payments is a result of the number of actual voluntary employee terminations exceeding our estimates.

Loss before income taxes was $33.5 million for the third quarter of 2004 versus a loss of $13.9 million for the third quarter of 2003.

The effective income tax rate was 47.0% for the third quarter of 2004 versus (4.9%) for the third quarter of 2003. Our estimated annual effective income tax rate for the third quarter of 2004 increased mainly due to the cumulative effect of an increase in the expected annual effective income tax rate from 3.8% to approximately 20.4%. This change was driven primarily by a reduction in profitability in the United

Quintiles Transnational Corp. and Subsidiaries

States due to the increased interest expense associated with the privatization transaction. Our estimated annual effective income tax rate was negatively impacted by the repatriation of cash in connection with the going-private merger transaction for which no foreign tax credits were available and the transaction related expenses some of which were not deductible for income tax purposes. Since we conduct operations on a global basis, shifts in income between taxing jurisdictions may cause our effective income tax rate to vary from period to period.

During the third quarter of 2004 and 2003, we recognized losses of $1.1 million and earnings of $10,000, respectively, from minority interests and equity in unconsolidated affiliates which represents a minority interest in consolidated affiliates, primarily our Japanese subsidiary, net of our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan.

Loss from continuing operations was $18.8 million in the third quarter of 2004 versus $14.5 million in the third quarter of 2003.

Loss from our discontinued operation, Bioglan, which was sold August 10, 2004, was $521,000 in the third quarter of 2004 versus $2.3 million in the third quarter of 2003. Gross revenues of the discontinued operation were approximately $3.0 million and $5.6 million for the third quarter of 2004 and 2003, respectively.

During August 2004, we completed the sale of our Bioglan operations for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million in October 2004. As a result of the completion of the transaction, we recognized a gain from the sale of Bioglan during the third quarter of 2004 of $53.8 million, net of income taxes of $36.2 million.

Net income was $34.5 million for the third quarter of 2004 versus net loss of $16.8 million for the third quarter of 2003.

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the third quarter of 2004 and 2003, respectively. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development group. All historical periods presented herein have been restated to reflect Bioglan as a discontinued operation. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization expense except the amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

Quintiles Transnational Corp. and Subsidiaries

	Total Net Revenues			Contribution
					% of Net		% of Net
	2004	2003	Growth %	2004	Revenues	2003	Revenues
Product development	$282.5	$245.2	15.2%	$139.3	49.3%	$127.3	51.9%
Commercial services	179.1	133.0	34.6	71.9	40.1	49.3	37.1
PharmaBio Development	5.2	36.6	(85.9)	(35.1)	(681.4)	13.5	36.8
Eliminations	(26.7)	(11.3)	(136.2)	—	—	—	—

	$440.1	$403.5	9.1%	$176.1	40.0%	$190.2	47.1%

Product Development Group. Net service revenues for the product development group were $282.5 million for the third quarter of 2004 compared to $245.2 million for the third quarter of 2003. The increase in revenues is primarily from clinical development services, or CDS. Net service revenues for the third quarter of 2004 were positively impacted by approximately $14.2 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $1.6 million or 5.3% to $31.7 million as a result of a positive impact of approximately $1.9 million due to the effect of foreign currency fluctuations. The net service revenues in the Europe and Africa region increased $18.4 million or 17.1% to $126.0 million primarily as a result of an increase in CDS revenues and a positive impact of approximately $12.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $17.3 million or 16.1% to $124.9 million in the Americas region primarily due to an increase in CDS revenues.

Contribution for the product development group was $139.3 million for the third quarter of 2004 compared to $127.3 million for the third quarter of 2003. As a percentage of net service revenues, contribution margin was 49.3% for the third quarter of 2004 compared to 51.9% for the third quarter of 2003. The contribution margin was negatively impacted by costs directly related to our service contracts increasing as a percentage of net revenues.

Commercial Services Group. Net service revenues for the commercial services group were $179.1 million for the third quarter of 2004 compared to $133.0 million for the third quarter of 2003. Net service revenues for the third quarter of 2004 were positively impacted by approximately $9.7 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $9.9 million or 32.7% to $40.2 million including a positive impact of approximately $2.7 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $18.6 million or 33.3% to $74.2 million in the Europe and Africa region, including a positive impact of approximately $7.2 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions in Europe, primarily Germany and the United Kingdom. Net service revenues increased $17.6 million or 37.4% to $64.7 million in the Americas region as a result of an increase in the services provided under our PharmaBio Development contracts during the year, primarily relating to the CymbaltaTM contract.

Contribution for the commercial services group was $71.9 million for the third quarter of 2004 compared to $49.3 million for the third quarter of 2003. As a percentage of net service revenues, contribution margin was 40.1% for the third quarter of 2004 compared to 37.1% for the third quarter of 2003. Utilization of our syndicated sales forces in the United Kingdom improved which contributed to the increase in contribution as the costs for the syndicated sales forces are relatively constant and do not fluctuate directly in proportion to the revenues. In addition, we also experienced improvements in the

Quintiles Transnational Corp. and Subsidiaries

contribution margins of our operations in Germany and France.

PharmaBio Development Group. Net revenues for the PharmaBio Development group decreased approximately $31.4 million during the third quarter of 2004 as compared to the third quarter of 2003 due to a $29.8 million decrease in commercial rights and royalties revenues and a decrease of approximately $1.6 million in investment revenues. Investment revenues include net losses of approximately $2.5 million for the third quarter of 2004 versus net losses of $873,000 for the third quarter of 2003 including approximately $7.8 million of impairment losses. Commercial rights and royalties costs increased by approximately $17.1 million during the same period, as a result of several factors including (1) increased service costs relating to services provided by our commercial services group and (2) increased costs associated with our contract for CymbaltaTM and our February 2004 contract with a large pharmaceutical company.

The contribution for the PharmaBio Development group decreased by $48.6 million in the third quarter of 2004 compared to the third quarter of 2003. The contribution related to commercial rights and royalties agreements (net of related costs) in the third quarter of 2004 decreased the overall contribution of this group by approximately $46.9 million when compared to the third quarter of 2003. The decrease in the contribution provided by the commercial rights and royalties agreements is a result of a decrease of approximately $29.8 million in revenue and an increase in related costs of approximately $17.1 million including approximately $7.1 million of costs associated with one of our contracts for which no revenues have been recognized. The contribution from investment revenues decreased by approximately $1.6 million for the third quarter of 2004 to ($2.5) million versus ($873,000) for the third quarter of 2003 as a direct result of the decrease in the investment revenues.

Nine Months Ended September 30, 2004 and 2003

Gross Revenues. Gross revenues for the first nine months of 2004 were $1.55 billion versus $1.49 billion for the first nine months of 2003. Below is a summary of revenues (in thousands):

	Nine months ended September 30
	2004	2003
Service revenues	$1,517,140	$1,387,082
Less: reimbursed service costs	260,206	272,148

Net service revenues	1,256,934	1,114,934
Commercial rights and royalties	38,401	72,174
Investments	(6,304)	28,386

Total net revenues	$1,289,031	$1,215,494

Reimbursed service costs	260,206	272,148

Gross revenues	$1,549,237	$1,487,642

•	Service Revenues. Service revenues were $1.52 billion for the first nine months of 2004 compared to $1.39 billion for the first nine months of 2003. Net service revenues for the first nine months of 2004 were $1.26 billion, an increase of $142.0 million or 12.7% over net service revenues of $1.11 billion for the first nine months of 2003. Net service revenues for the first nine months of 2004 were positively impacted by approximately $78.3 million due to the effect of the weakening of the U.S. dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues increased in the Asia Pacific region $36.9 million or 21.8% to $206.2 million for the first nine months of 2004 from the first nine

Quintiles Transnational Corp. and Subsidiaries

months of 2003 as a result of strong growth in our commercial services. Net revenues in the Asia Pacific region were positively impacted by approximately $16.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $91.3 million or 18.8% to $576.2 million for the first nine months of 2004 from the first nine months of 2003 in the Europe and Africa region including a positive impact of approximately $60.9 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions for our commercial services group in Europe, primarily Germany and the United Kingdom. Net service revenues increased $13.8 million or 3.0% to $474.5 million for the first nine months of 2004 from the first nine months of 2003 in the Americas region primarily from CDS.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues for the first nine months of 2004 were $38.4 million, a decrease of $33.8 million over the first nine months of 2003 commercial rights and royalties revenues of $72.2 million. Commercial rights and royalties revenues were positively impacted by approximately $3.5 million due to the effect of foreign currency fluctuations related to the weakening of the U.S. dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $14.6 million for the first nine months of 2004 for payments we made to our customers versus $2.2 million for the first nine months of 2003. These payments are considered incentives and are amortized against revenues over the service period of the contract. The decrease in commercial rights and royalties revenues is due to (1) our contracts with CBRX which decreased revenue by $1.2 million in the first nine months of 2004, compared to a $8.2 million contribution to revenues in the first nine months of 2003, due to an impairment of the payments made to CBRX of approximately $10.7 million representing a decline in fair value of the related commercial rights and royalties asset which we deemed to be other-than-temporary; and (2) the conclusion of our service contract in December 2003 with KOSP which contributed approximately $17.6 million of revenue in the first nine months of 2003. In addition, the first nine months of 2003 included $15.9 million of revenues related to our contract and subsequent termination agreement with SCIO. These decreases were partially offset by increases resulting from (1) our contract for CymbaltaTM which contributed $2.4 million of revenues in the first nine months of 2004; (2) our September 2003 acquisition of a controlling interest in Pharmaplan which contributed $8.4 million of revenues during the first nine months of 2004 versus $551,000 during the first nine months of 2003; and (3) our miscellaneous contracts and activities which contributed $2.5 million of revenues in the first nine months of 2004 versus $370,000 during the first nine months of 2003. Commercial rights and royalties revenues for the first nine months of 2004 were attributable to the following: (1) approximately 74.0% to our contracts with two large pharmaceutical customers in Europe, (2) approximately 6.3% to our CymbaltaTM contract, (3) approximately 21.9% to the acquisition of Pharmaplan during September 2003, (4) approximately 1.0% related to miscellaneous contracts and activities and (5) approximately (3.1%) related to our contracts with CBRX.

•	Investment Revenues. Investment revenues related to our PharmaBio Development group’s financing arrangements for the first nine months of 2004 were a loss of $6.3 million versus a gain of $28.4 million for the first nine months of 2003. Investment revenues for the first nine months of 2004 included $4.1 million of net gains on marketable securities versus $38.9 million for the first nine months of 2003. Gains on marketable securities for the first nine

Quintiles Transnational Corp. and Subsidiaries

months of 2003 included a $12.1 million gain on the warrant to acquire 700,000 shares of SCIO. In addition, during the first nine months of 2004 and 2003, we recognized $10.4 million and $10.6 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other-than-temporary.

Costs of Revenues. Costs of revenues were $1.12 billion for the first nine months of 2004 versus $984.2 million for the first nine months of 2003. Below is a summary of the costs of revenues (in thousands):

	Nine months ended September 30,
	2004	2003
Reimbursed service costs	$260,206	$272,148
Service costs	673,415	588,240
Commercial rights and royalties costs	89,352	62,957
Depreciation and amortization	97,475	60,837

	$1,120,448	$984,182

•	Reimbursed Service Costs. Reimbursed service costs were $260.2 million and $272.1 million for the first nine months of 2004 and 2003, respectively.

•	Service Costs. Service costs were $673.4 million or 53.6% of net service revenues versus $588.2 million or 52.8% of net service revenues for the first nine months of 2004 and 2003, respectively. Compensation and related expenses increased approximately $78.8 million primarily as a result of salary and wage increases, including an increase in the number of billable employees. Other expenses directly related to our service contracts increased approximately $6.4 million. Service costs were negatively impacted by approximately $40.9 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs were $89.4 million for the first nine months of 2004 versus $63.0 million for the first nine months of 2003. These costs include services and products provided by third parties, as well as services provided by our other service groups, totaling approximately $44.6 million and $30.3 million for the first nine months of 2004 and 2003, respectively. We also incurred approximately $24.1 million and $4.9 million of costs related to our CymbaltaTM contract for the first nine months of 2004 and 2003, respectively. In addition, the first nine months of 2004 and 2003 includes approximately $21.8 million and $648,000, respectively, of costs related to our February 2004 contract with a large pharmaceutical company and our Pharmaplan operations in which we acquired a controlling interest in September 2003. The first nine months of 2003 includes approximately $12.4 million of costs related to our service contract with KOSP which was terminated in December 2003.

•	Depreciation and Amortization. Depreciation and amortization increased to $97.5 million for the first nine months of 2004 versus $60.8 million for the first nine months of 2003. Amortization expense increased approximately $35.4 million as a result of the increase in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense increased approximately $1.2 million.

Quintiles Transnational Corp. and Subsidiaries

General and administrative expenses. General and administrative expenses were $474.5 million or 36.8% of total net revenues for the first nine months of 2004 versus $403.3 million or 33.2% of total net revenues for the first nine months of 2003. Travel expenses increased approximately $20.1 million for the first nine months of 2004 when compared to the first nine months of 2003, primarily as a result of increased activities associated with our global operations. These travel expenses include reimbursements made to our Executive Chairman and Chief Executive Officer for business related travel services he provides for himself and other employees with the use of his own plane. Professional services increased approximately $10.5 million during this same time period, including approximately $2.8 million of management fees to our parent company’s investor group. In addition, compensation and related expenses were negatively impacted by approximately $25.2 million as a result of salary and wage increases including an increase in the number of administrative employees. General and administrative expenses were negatively impacted by approximately $28.2 million from the effect of foreign currency fluctuations.

Net interest expense was $44.0 million for the first nine months of 2004 versus net interest income of $9.3 million for the first nine months of 2003. Interest income decreased approximately $5.1 million to $7.2 million for the first nine months of 2004 as a result of the decline in investable cash. Interest expense increased approximately $48.3 million to $51.2 million as a result of the interest on the debt we incurred to fund the Pharma Services Transaction.

Other expense was $551,000 for the first nine months of 2004 versus other income of $5.7 million for the first nine months of 2003. The first nine months of 2004 included approximately $1.3 million of net gains on the sale and disposal of assets. During the first nine months of 2004, we recognized approximately $2.2 million of foreign currency translation losses versus foreign currency translation gains of approximately $4.2 million for the first nine months of 2003.

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

Quintiles Transnational Corp. and Subsidiaries

We recognized $54.1 million of transaction expenses and restructuring charges during the nine months ended September 30, 2003 which consisted of $48.7 million of transaction related expenses including expenses of the special committee of our Board of Directors and its financial and legal advisors and a $5.5 million restructuring charge. During the third quarter of 2003 in connection with the Pharma Services Transaction, we reviewed our estimates of the restructuring plans we adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The decrease in severance payments is a result of the number of actual voluntary employee terminations exceeding our estimates.

Loss before income taxes was $55.6 million for the first nine months of 2004 versus income before income taxes of $61.1 million or 5.0% of total net revenues for the first nine months of 2003.

The effective income tax rate was 4.2% for the first nine months of 2004 versus 45.4% for the first nine months of 2003. Our effective income tax rate was negatively impacted by income taxes provided on approximately $22.5 million of earnings of our foreign subsidiaries. The earnings of our foreign subsidiaries will be subject to taxation in the United States for income tax purposes when repatriated. However, for financial reporting purposes, income taxes are provided on the earnings of our foreign subsidiaries as though they have currently been repatriated. Our effective income tax rate for the first nine months of 2004 was negatively impacted due to the gains on the Mitsui transactions. The tax effects of the gains on these transactions are recognized as a period adjustment not a change in the annual effective income tax rate. Our estimated annual effective income tax rate increased to approximately 20.4% during the third quarter of 2004 versus an estimated 3.8% at the second quarter of 2004. Since we conduct operations on a global basis, shifts in income between taxing jurisdictions may cause our effective income tax rate to vary from period to period.

During the first nine months of 2004 we recognized $1.5 million of losses from minority interests and equity in unconsolidated affiliates which represents a minority interest in consolidated subsidiaries, primarily our Japanese subsidiary, net of our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan. During the first nine months of 2003 we recognized $26,000 of earnings from equity in unconsolidated affiliates and other.

Loss from continuing operations was $54.8 million for the first nine months of 2004 versus income from continuing operations of $33.4 million for the first nine months of 2003.

Income from our discontinued operation, Bioglan, which we sold on August 10, 2004, was $9.6 million for the first nine months of 2004 versus $4.6 million for the first nine months of 2003. Gross revenues of the discontinued operation were approximately $38.6 million and $34.2 million for the first nine months of 2004 and 2003, respectively.

During August 2004, we completed the sale of our Bioglan operations for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million in October 2004. As a result of the completion of the transaction, we recognized a gain from the sale of Bioglan during the third quarter of 2004 of $53.8 million, net of income taxes of $36.2 million.

Quintiles Transnational Corp. and Subsidiaries

Net income was $8.6 million for the first nine months of 2004 versus $38.0 million for the first nine months of 2003.

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the first nine months of 2004 and 2003, respectively. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. We do not include reimbursed service costs, general and administrative expenses, depreciation and amortization expense except the amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution
					% of Net		% of Net
	2004	2003	Growth %	2004	Revenues	2003	Revenues
Product development	$813.5	$746.6	9.0%	$395.7	48.6%	$381.7	51.1%
Commercial services	485.0	398.6	21.7	187.8	38.7	145.0	36.4
PharmaBio Development	32.1	100.6	(68.1)	(57.3)	(178.4)	37.6	37.4
Eliminations	(41.6)	(30.3)	(37.3)	—	—	—	—

	$1,289.0	$1,215.5	6.1%	$526.3	40.8%	$564.3	46.4%

Product Development Group. Net service revenues for the product development group were $813.5 million for the first nine months of 2004 compared to $746.6 million for the first nine months of 2003. Net service revenues for the first nine months of 2004 were positively impacted by approximately $48.0 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $5.3 million or 5.9% to $93.5 million as a result of a positive impact of approximately $7.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $46.2 million or 14.3% to $369.3 million in the Europe and Africa region primarily as a result of the positive impact of approximately $39.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $15.5 million or 4.6% to $350.7 million in the Americas region, primarily due to the growth in CDS revenues and a positive impact of approximately $1.5 million due primarily to the effect of the strengthening U.S. dollar relative to the Canadian dollar.

Contribution for the product development group was $395.7 million for the first nine months of 2004 compared to $381.7 million for the first nine months of 2003. As a percentage of net service revenues, contribution margin was 48.6% for the first nine months of 2004 compared to 51.1% for the first nine months of 2003. The contribution margin was negatively impacted by the timing of project start up costs in the CDS business, the incremental costs in our EDLS business due to a realignment of resources and an increase in compensation and related expenses.

Commercial Services Group. Net service revenues for the commercial services group were $485.0 million for the first nine months of 2004 compared to $398.6 million for the first nine months of 2003. Net service revenues for the first nine months of 2004 were positively impacted by approximately $31.4

Quintiles Transnational Corp. and Subsidiaries

million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $31.6 million or 39.1% to $112.7 million including a positive impact of approximately $9.3 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $43.9 million or 25.9% to $213.0 million in the Europe and Africa region, including a positive impact of approximately $22.3 million due to the effect of foreign currency fluctuations. The increase is primarily the result of improved business conditions in the United Kingdom, Germany and Italy. Net service revenues increased $10.8 million or 7.3% to $159.3 million in the Americas region primarily as a result of an increase in the services provided under our PharmaBio Development contracts, primarily with respect to the CymbaltaTM contract.

Contribution for the commercial services group was $187.8 million for the first nine months of 2004 compared to $145.0 million for the first nine months of 2003. As a percentage of net service revenues, contribution margin was 38.7% for the first nine months of 2004 compared to 36.4% for the first nine months of 2003. We experienced an improvement in the difficult market conditions for our syndicated sales forces in the United Kingdom which contributed to the increase in contribution as the costs for the syndicated sales forces are relatively constant and do not fluctuate in proportion to the revenues.

PharmaBio Development Group. Net revenues for the PharmaBio Development group decreased approximately $68.5 million during the first nine months of 2004 as compared to the first nine months of 2003 due to a $34.7 million decrease in investment revenues and a decrease of approximately $33.8 million in commercial rights and royalties revenues. Commercial rights and royalties costs increased by approximately $26.4 million during the same period as a result of several factors including (1) increased service costs relating to services provided by our commercial services group and (2) increased costs associated with our contract for CymbaltaTM and our February 2004 contract with a large pharmaceutical company. These increases were partially offset by a decrease of approximately $12.4 million in costs related to our service contract with KOSP which was terminated in December 2003.

The contribution for the PharmaBio Development group decreased by $94.9 million in the first nine months of 2004 compared to the first nine months of 2003. The commercial rights and royalties revenues (net of related costs) in the first nine months of 2004 decreased the contribution of this group by approximately $60.2 million when compared to the first nine months of 2003 due to the decrease in revenues coupled with the increase in related costs. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $14.6 million for the first nine months of 2004 related to one of our contracts for which no revenues were recognized. The contribution from investment revenues decreased by approximately $34.7 million for the first nine months of 2004 to ($6.3) million versus $28.4 million for the first nine months of 2003 as a direct result of the decrease in the investment revenues.

Liquidity and Capital Resources

Cash and cash equivalents were $548.7 million at September 30, 2004 as compared to $373.6 million at December 31, 2003.

Cash used in operations was $38.5 million for the nine months ended September 30, 2004 versus cash provided by operations of $165.1 million for the nine months ended September 30, 2003.

Quintiles Transnational Corp. and Subsidiaries

Cash provided by investing activities was $175.8 million for the nine months ended September 30, 2004 versus cash used in investing activities of $1.62 billion for the nine months ended September 30, 2003. Investing activities included the proceeds from the disposal of our discontinued operation, certain assets and a minority interest in one of our subsidiaries and the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights. For the nine months ended September 30, 2003, investing activities consisted primarily of the payments relating to our going private transaction including the repurchase of our common stock and the payment of transaction costs.

During August 2004, we completed the sale of our Bioglan operations for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million in October 2004. Our proceeds, net of expenses, were approximately $177.9 million for the first nine months of 2004. The net proceeds will change as expenses relating to the sale of Bioglan are paid.

During the first nine months of 2004, we sold 3,556 ordinary shares or approximately 11.1% of our ownership in our Japanese subsidiary, QJPN, to Mitsui. We received net proceeds from this sale of approximately $36.0 million net of related costs, which is included as a source of cash in the cash provided by investing activities. We also received approximately $41.8 million of net proceeds from the issuance of ordinary and preference shares by our Japanese subsidiary, which is included as a source of cash in the cash provided by financing activities, for total net proceeds received from Mitsui of approximately $77.7 million.

Capital asset purchases required an outlay of cash of $38.0 million for the nine months ended September 30, 2004 compared to an outlay of $39.1 million for the same period in 2003.

Cash used for the acquisition of commercial rights and royalties related assets was $13.0 million for the nine months ended September 30, 2004 as compared to an outlay of $22.8 million for the comparable period in 2003. The nine months ended September 30, 2004 reflected payments of $10.0 million pursuant to our contract with Eli Lilly and Company for CymbaltaTM and $3.0 million pursuant to a contract with CBRX.

Purchases of equity securities and other investments required an outlay of cash of $12.0 million for the nine months ended September 30, 2004 compared to an outlay of $10.8 million for the same period in 2003. Proceeds from the sale of equity securities and other investments were $30.2 million during the nine months ended September 30, 2004 as compared to $61.9 million for the same period in 2003. The proceeds received during the nine months ended September 30, 2004 included approximately $27.6 million from the sale of a portion of our equity investments in The Medicines Company and Discovery Laboratories, Inc.

Quintiles Transnational Corp. and Subsidiaries

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	September 30, 2004	December 31, 2003
Trade service accounts receivable, net	$144,793	$122,496
Unbilled services	135,238	102,802
Unearned income	(189,977)	(190,918)

Net service receivables outstanding	$90,054	$34,380

Number of days of service revenues outstanding	15	7

Investments in debt securities were $11.7 million at September 30, 2004 as compared to $11.0 million at December 31, 2003. Our investments in debt securities consist primarily of state and municipal securities.

Investments in marketable equity securities decreased $31.1 million to $27.2 million at September 30, 2004 as compared to $58.3 million at December 31, 2003 primarily as a result of sales of equity securities.

Investments in non-marketable equity securities and loans at September 30, 2004 were $56.4 million, as compared to $48.6 million at December 31, 2003.

Investments in unconsolidated affiliates, primarily Verispan, were $120.5 million at September 30, 2004 as compared to $121.2 million at December 31, 2003.

Cash provided by financing activities was $38.3 million for the first nine months of 2004 versus $1.12 billion for the first nine months of 2003. Financing activities included approximately $14.3 million and $14.2 million of principal payments on credit arrangements for the first nine months of 2004 and 2003, respectively. On September 25, 2003, we completed the going-private merger transaction with a total purchase price of approximately $1.82 billion. We used approximately $508.1 million of cash to fund this transaction and received $390.5 million in cash for capital contributions. In addition, we entered into a secured credit facility which consists of a $310.0 million principal senior term loan and a $75.0 million revolving loan facility. We also issued $450.0 million principal amount of 10% Senior Subordinated Notes due 2013. As of September 30, 2004, we did not have any outstanding balance on the revolving loan facility.

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

Quintiles Transnational Corp. and Subsidiaries

Below is a summary of our future payment commitments by year under contractual obligations as of September 30, 2004 (dollar in thousands):

	October 1
	to
	December 31,
	2004	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$1,520	$5,283	$4,977	$4,162	$3,890	$3,935	$740,946	$764,713
Obligations held under capital leases	4,044	12,785	9,274	1,157	644	379	214	28,497
Operating leases	17,825	59,112	43,018	29,171	19,758	12,480	58,575	239,939
Service Agreement	4,974	23,627	20,520	19,227	14,420	—	—	82,768
PharmaBio funding commitments in various commercial rights and royalties:
Service commitments	29,954	119,884	93,706	90,742	87,147	66,579	—	488,012
Milestone payments	15,000	20,000	—	—	—	—	—	35,000
Licensing and distribution rights	1,238	2,138	—	—	—	—	—	3,376
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	4,090	9,062	—	—	—	—	—	13,152
Convertible loans	70	42	—	—	—	—	—	112
Loans	1,000	2,022	—	—	—	—	—	3,022

Total	$79,715	$253,955	$171,495	$144,459	$125,859	$83,373	$799,735	$1,658,591

We also have additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied over approximately the same time period, then we estimate these commitments to be a minimum of approximately $15-20 million per year for a period of five to six years, subject to certain limitations and varying time periods. Sales force commitments, which comprise a significant amount of such future commitments, are not classified as investments in either our new senior secured facility or the indenture governing the notes and, therefore, these future commitments do not have the same restrictions.

Shareholders’ equity at September 30, 2004 was $538.6 million versus $535.1 million at December 31, 2003.

Quintiles Transnational Corp. and Subsidiaries

Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under the revolving portion of our senior credit facility and line of credit agreements will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. As part of our business strategy, we review many acquisition candidates in the ordinary course of business, and in addition to acquisitions already made, we are continually evaluating new acquisition and expansion possibilities. In addition, as part of our business strategy going forward, we intend to review and consider opportunities to acquire additional, or dispose of our existing assets or product rights, as appropriate. We may from time to time seek to obtain debt or equity financing in our ordinary course of business or to facilitate possible acquisitions or expansion. Any such acquisitions or equity or debt financings may be limited by the terms and restrictions contained in the credit agreement governing our senior secured facility, our indenture or the indenture governing the senior discount notes issued by Pharma Services Intermediate Holding Corp., or Intermediate Holding.

Subsequent Event

On November 10, 2004, our board of directors approved the first phase of a new initiative to review aspects of our current operating structure and future strategic directions regarding certain corporate initiatives, including utilization of shared services and strategic sourcing initiatives. This review occurs in the context of substantial growth in our backlog, primarily in our clinical business, and expected strategic headcount additions, following the 1000+ additions in the past nine months. In conjunction with this review, we will incur costs to restructure or exit certain business activities. We expect that these costs will be incurred in both our product development and commercial services segments. We expect to incur during the fourth quarter of 2004 a restructuring charge totaling $7.7 million. The estimated cash expenditures total approximately $7.6 million and include one-time termination benefits of approximately $7.4 million to eliminate approximately 230 positions globally, and exit costs of approximately $0.2 million. The estimated non-cash charges total approximately $0.1 million and consist primarily of asset impairments. We anticipate that additional costs will be incurred in later quarters, as subsequent phases of our review are completed. We will provide supplemental information when those costs are defined. We have targeted completion of the cash expenditures relating to this first phase for the first half of 2005.

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

As of September 30, 2004, we had outstanding debt of approximately $791.7 million. Of the total debt, approximately $341.7 million is secured, and an additional $75.0 million in loans available under our senior credit facility also are secured by substantially all of our assets, if drawn upon.

Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to the senior subordinated notes as well as our obligations under our senior secured credit facility. Our substantial indebtedness could also:

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

Quintiles Transnational Corp. and Subsidiaries

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

Although the indenture governing our notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, our substantial leverage risks would increase. In addition, to the extent new debt is incurred by Pharma Services or Intermediate Holding, such as the discount notes, we may be required to generate sufficient cash flow to satisfy such obligations.

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

As part of the terms of Mitsui’s investment in QJPN, Mitsui acquired certain rights that could potentially allow Mitsui to acquire the remainder of our interest in QJPN. Upon the occurrence of certain actions by us or Pharma Services, including liquidation, dissolution, bankruptcy or similar events, Mitsui will have the option to (1) sell to us all or part of its interest in QJPN at a premium or (2) purchase from us all or part of our interest in QJPN at a discount. In addition, if there is a change in control of us or Pharma Services or a breach of certain provisions of our investment agreement with Mitsui, Mitsui could sell to us its entire interest in QJPN. As a result, if such rights are triggered, we could lose control of our QJPN subsidiary or be required to spend significant funds to acquire Mitsui’s interest in QJPN, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

From time to time, we may acquire or hold rights to market and sell certain pharmaceutical products. Ownership of these product rights subjects us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of products subject to our rights experience negative reactions or adverse side effects or in the event such products cause injury, are found to be unsuitable for their intended purpose or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical product rights. These risks may be augmented by certain risks if we outsource the manufacturing and/or distribution of these products, such as our inability to directly monitor quality control in the manufacturing and distribution processes.

Quintiles Transnational Corp. and Subsidiaries

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

We contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis or electronic data capture and related services do not conform to contractual or regulatory standards, trial participants or trial results could be affected. These events would create a risk of liability to us from the drug companies with whom we contract or the study participants. Similar risks apply to our product development services relating to medical devices.

Quintiles Transnational Corp. and Subsidiaries

We also contract with physicians to serve as investigators in conducting clinical trials. Such studies create risk of liability for personal injury to or death of clinical trial participants, particularly to clinical trial participants with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses. For example, we were among the defendants named in a class action by participants in an Alzheimer’s study which sought to hold us liable for alleged injury to the participants participating in the trial, allegedly caused as a result of that participation. The parties have subsequently agreed to settle the matter, and the case was dismissed.

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

Our commercialization services could result in potential liability to us.

When we market and sell pharmaceutical products under contract for a pharmaceutical company, we could suffer liability for harm allegedly caused by those products, either as a result of a lawsuit against the pharmaceutical company to which we are joined, a lawsuit naming us, or an action launched by a regulatory body. While we are indemnified by the pharmaceutical company for the action of the products we market and sell on its behalf, and while we carry insurance to cover harm caused by our negligence in performing services, it is possible that we could nonetheless incur financial losses, regulatory penalty or both.

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

In connection with the sale of certain assets relating to our Bioglan business, including rights to certain dermatology products, to Bradley, we agreed to indemnify Bradley for losses caused by the manufacture, packaging, labeling, promotion, distribution, transportation, storage or sale of those products by or on our behalf prior to the transaction closing or patients’ use of products sold by or on our behalf prior to the transaction closing. For example, we could face product liability claims in the event users of these products, who bought them during the time we owned the product rights, experienced negative reactions or adverse side effects or in the event such products cause injury or are found to be unsuitable for their intended purposes or are otherwise defective. We are subject to similar risks with respect to any pharmaceutical product rights we may own at any time. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products we sold and any such product liability claims could adversely affect our operating results or financial condition.

Quintiles Transnational Corp. and Subsidiaries

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

We are subject to a wide range of government regulations and review by a number of regulatory agencies including, in the United States, the Department of Justice, FDA, DEA, Department of Transportation and similar regulatory agencies throughout the world. Any failure on our part to comply with applicable regulations could materially impact our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be compromised, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, including the present, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or products. In these situations, we often have provided services to our customers with respect to the trials, programs or products being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or

Quintiles Transnational Corp. and Subsidiaries

penalties. In addition, negative publicity regarding regulatory compliance of our customers’ trials, programs or products could have an adverse effect on our business and reputation.

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

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. Although we may hedge our transaction risk, there were no open foreign exchange contracts or options relating to service contracts at September 30, 2004. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

Quintiles Transnational Corp. and Subsidiaries

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

The confidentiality and release of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for patients’ identifiable health information (“protected health information”). We do not meet the definition of a “covered entity” under HIPAA; however, we are indirectly affected by HIPAA because many investigators with whom we are involved with in clinical trials are HIPAA “covered entities”. Also, the European Union, or EU, and its member states, as well as other countries, continue to issue new rules. National and U.S. state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.

We may be adversely affected by customer concentration.

Although we did not have any one customer that accounted for 10% of net service revenues for the three and nine months ended September 30, 2004, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

Quintiles Transnational Corp. and Subsidiaries

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

If we were unable to produce electronic records, which meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule,” or Part 11, in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Further, in August 2003, the FDA issued a “Guidance for Industry: Part 11, Electronic Records; Electronic Signatures – Scope and Application,” and, in September 2004, the agency issued a revised version of the “Guidance for Industry: Computerized Systems Used in Clinical Trials, Revision 1.” These guidance documents set forth the FDA’s current thinking on this topic. Further, on June 9, 2004, the FDA accepted comments from the public in order to re-evaluate or possibly amend or rescind Part 11. Currently, however, the regulation requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Our ability to provide services to our customers depends in part on our compliance with the FDA’s requirements regarding Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We did not have any material changes in market risk from December 31, 2003.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There

Quintiles Transnational Corp. and Subsidiaries

have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that we believe materially affected, or will be reasonably likely to materially affect, our company-wide internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in a class action lawsuit that was settled earlier this year involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The parties have agreed to a settlement in principle, which does not result in us making any payments.

On June 13, 2003, ENVOY and Federal filed suit against us, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760, or the Envoy Securities Litigation. The plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. We believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.

Quintiles Transnational Corp. and Subsidiaries

On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited, or Novex, one of our subsidiaries. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate UK sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $100.5 million). Novex intends to file a counter-claim asserting breach of contract. The parties have reached agreement to stay the arbitration process pending future discussions. We believe that the allegations made by ML are without merit and intend to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults upon Senior Securities – Not applicable

Item 4. Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5. Other Information – Not applicable

Quintiles Transnational Corp. and Subsidiaries

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Asset Purchase Agreement, dated June 8, 2004, by and among Quintiles Transnational Corp., Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company and Bradley Pharmaceuticals, Inc., as amended August 10, 2004. (1)

10.2	Form of Stock Option Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan

10.3	Form of Restricted Stock Purchase Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan

10.4	Summary of Material Terms of PharmaBio Development Bonus Plan

31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Exhibit to our Current Report on Form 8-K dated August 10, 2004, as filed with the Securities and Exchange Commission on August 20, 2004 and incorporated herein by reference.

Quintiles Transnational Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date	November 12, 2004	/s/ Dennis B. Gillings

Dennis B. Gillings, Executive Chairman and Chief Executive Officer

Date	November 12, 2004	/s/ John D. Ratliff

John D. Ratliff, Executive Vice President and Chief Financial Officer

Quintiles Transnational Corp. and Subsidiaries

EXHIBIT INDEX

Exhibit	Description
10.1	Asset Purchase Agreement, dated June 8, 2004, by and among Quintiles Transnational Corp., Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company and Bradley Pharmaceuticals, Inc., as amended August 10, 2004. (1)
10.2	Form of Stock Option Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan
10.3	Form of Restricted Stock Purchase Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan
10.4	Summary of Material Terms of PharmaBio Development Bonus Plan
31.1	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Exhibit to our Current Report on Form 8-K dated August 10, 2004, as filed with the Securities and Exchange Commission on August 20, 2004 and incorporated herein by reference.