Form 10-K
period 2004-12-31
QUINTILES TRANSNATIONAL CORP
filed 2005-03-07
CIK 919623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
None.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      There is no market for the Common Stock of the registrant; the registrant is an indirect wholly-owned subsidiary of Pharma Services Holdings, Inc. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
      As of March 1, 2005 (the latest practicable date), there were 125,000,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

QUINTILES TRANSNATIONAL CORP.
Form 10-K Annual Report

PART I
      Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or “target” or the negative thereof or other variations thereof or comparable terminology.
      We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, the risk that our substantial debt could adversely affect our financial condition, the limitations on the operation of our business imposed by the covenants contained in our senior subordinated notes and senior secured credit facility, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and ongoing expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from our restructurings, our ability to maintain large customer contracts or to enter into new contracts, delays in obtaining or failure to receive required regulatory approvals of our customers’ products or projects, changes in trends in the pharmaceutical industry, our ability to operate successfully in a new line of business, the risk that Verispan, L.L.C., or Verispan, our joint venture with McKesson Corporation, or McKesson, relating to the informatics business, will not be successful, changes in existing, and the adoption of new, regulations affecting the pharmaceutical industry and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” included in Item 7 below for additional factors that could cause actual results to differ.

Item 1.	Business
General
      Founded in 1982 by Dennis B. Gillings, Ph.D., we have grown to become a market leader in providing a full range of integrated product development and commercial development solutions to the pharmaceutical, biotechnology and medical device industries. Based on our competitors’ press releases and public filings with the United States Securities and Exchange Commission, or the SEC, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2004 gross revenues. We also provide market research services and strategic analyses to support healthcare decisions and healthcare policy consulting to governments and other organizations worldwide. This broad range of services helps our customers lower their costs, reduce the length of time from the beginning of development to peak sales of a new drug or medical device and increase the sales of their products.
      Our business is organized into three segments: the Product Development Group, the Commercial Services Group and the PharmaBio Development Group. The combination of these three business segments, together with Verispan, our joint venture with McKesson, which provides research and market data to help drug sponsors better market their products, enables us to provide a broad range of outsourcing services to the pharmaceutical and biotechnology industries. We believe this comprehensive suite of services offers customers the opportunity to outsource through Quintiles all key phases of a product’s development and sales from the preclinical phase through patent expiration and beyond.
      Product Development Group. Our Product Development Group provides global expertise in drug development from early compound analysis through regulatory submission. Our capabilities span preclinical and all phases of clinical testing with particular strength in Phase I, Phase II and Phase III clinical studies. The Product Development Group has been divided into two lines of business: Early Development and Laboratory Services, which focuses on early stage pharmaceutical development and laboratory services for the later phases, and Clinical Development Services, which specializes in clinical trials for regulatory approval of products under investigation. We also emphasize and target strong opportunity in Phase IIIb and Phase IV clinical and marketing studies, traditionally known as Late Phase studies, which are developing into a third line of business in the Product Development Group called Strategic Research Services, or SRS. Late Phase studies may be recommended by regulators and utilized by our customers to assess safety issues and responses to drug therapy for commonly occurring patient profiles.
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
      PharmaBio Development Group. Our PharmaBio Development Group enters into partnering arrangements with certain of our customers. These arrangements typically involve providing funding to the customer, either through direct payments or loans (sometimes convertible into capital stock of the customer) to help customers develop and/or market their particular drug(s). We also may invest in customers’ equity and/or provide services through our Commercial Services Group, sometimes at our cost, in connection with these arrangements. These arrangements often grant us royalties or commissions based on sales of the customer’s product. We believe these partnering arrangements allow us to explore new opportunities and areas for incremental growth in a controlled manner that draws upon our skill and industry knowledge. Our professional clinical staff numbers in the thousands and provides a very broad base of knowledge and experience with considerable numbers of pharmaceutical products. This expertise enables us to conduct an in-depth assessment of a product’s potential in the marketplace before we enter into partnering arrangements with any of our customers. At the end of 2001, the PharmaBio Development Group expanded its scope of activities to include the acquisition of rights to market products.
Pharma Services Transaction
      On September 25, 2003, Pharma Services Holding, Inc., or Pharma Services, acquired all of the issued and outstanding shares of our common stock. Pharma Services Intermediate Holding Corp., or Intermediate Holding, currently holds 99.2% of our outstanding common stock with Pharma Services owning the remainder. Intermediate Holding is wholly owned by Pharma Services. Pharma Services was formed for purposes of the going private transaction by Dennis B. Gillings, Ph.D., our Executive Chairman, Chief Executive Officer and founder, and One Equity Partners LLC, or One Equity. Pharma Services’ acquisition of our common stock is sometimes referred to in this Annual Report on Form 10-K as the Pharma Services transaction. As a result of the Pharma Services transaction, our financial statements show our results of operations, financial condition and cash flows prior to the transaction separately from our results of operations, financial condition and cash flows after the transaction. In order to facilitate an understanding of certain measures provided in this Item 1 on a comparative basis, our predecessor and successor results for 2003 are discussed on a combined basis. Please refer to “Results of Operations” in Item 7 of this Form 10-K for a reconciliation of the combined results for 2003.
Services
      We provide globally integrated contract research, sales, marketing and healthcare policy consulting and health information management services to the worldwide pharmaceutical, biotechnology, medical device and healthcare industries. Additionally, we offer our customers the possibility of a strategic partnering relationship. We can support our customers through the entire life cycle of a drug from initial testing to patent expiration. We currently operate in three reportable segments: Product Development, Commercial Services and PharmaBio Development. We provide our customers with a continuum of services that spans these three segments. We believe that the broad scope of our services allows us to help our customers rapidly assess the viability of a growing number of new drugs, cost-effectively accelerate development of the most promising drugs, launch new drugs to the market quickly and evaluate their impact on healthcare. Note 27 of the notes to our consolidated financial statements, included in Item 8 of this Form 10-K, provides financial information regarding each segment.
      The following discussion describes our service offerings in greater detail.
Product Development Offerings
      Our Product Development Group provides a broad range of services to support our customers throughout the development cycle of a pharmaceutical product or medical device. This cycle includes the following steps to obtaining regulatory approval from the Food and Drug Administration, or the FDA:

•	Preclinical, which involves testing to identify, quantify and evaluate biological activity and safety;

•	Phase I, which involves determining how a drug is processed by the body and the duration of the drug’s actions on the body;

•	Phase II, which involves controlled testing of a drug to determine the safe dosage range of a drug and a broader safety profile;

•	Phase IIIa, which involves extensive testing to confirm the effectiveness and safety of a drug;

•	Phase IIIb, which involves conducting additional studies following submission to the FDA and/or foreign regulatory authorities and agencies; and

•	Phase IV, which involves conducting additional studies to further evaluate the effectiveness, side effects and cost effectiveness of a drug following regulatory approval.
      Our Product Development Group historically has been divided into two lines of business: Early Development and Laboratory Services, which focuses on early stage pharmaceutical development and laboratory services for the later phases, and Clinical Development Services, which specializes in clinical trials for regulatory approval of products under investigation. We also emphasize and target a strong opportunity in Phase IIIb and Phase IV clinical and marketing studies, traditionally known as Late Phase studies, which are developing into a third line of business in the Product Development Group, known as SRS. SRS studies may be recommended by regulators and utilized by our customers to assess safety issues and responses to drug therapy for commonly occurring patient profiles.
Early Development and Laboratory Services
      Preclinical Services. Our preclinical unit provides customers with a wide array of early development services. These services are designed to produce the data required to identify, quantify and evaluate the risks to humans resulting from the manufacture or use of pharmaceutical and biotechnology products. Such services include general toxicology, carcinogenicity testing, pathology, efficacy and safety pharmacology, bioanalytical chemistry, drug metabolism and pharmacokinetics. During 2001, we opened a safety pharmacology unit in Kansas City, Missouri. The development of this capability in the United States, in combination with our Edinburgh, Scotland unit, has allowed us to provide full service safety pharmacology to our United States customers while further strengthening our global position.
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
      Phase I Services. Phase I clinical trials involve testing a new drug on a limited number of healthy individuals. Our Phase I services include dose ranging, bioavailability/ bioequivalence studies, pharmacokinetic/ pharmacodynamic modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.
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
Clinical Development Services
      Clinical Trial Services. We offer comprehensive clinical trial services throughout the life cycle of a pharmaceutical product or medical device, primarily from Phase II to Phase IV in the drug development life cycle. In addition to Phase I through III clinical studies, which are the basis for obtaining initial regulatory approval for drugs and medical devices, we provide expertise in the development and execution of Phase IIIb and IV clinical studies. Services provided include project management, clinical monitoring, patient recruitment, pharmacovigilance, medical affairs, regulatory affairs, data management, biostatistics and quality assurance.
      Our employees have drug development and medical device experience spanning the therapeutic areas of the cardiovascular, central nervous system, allergy/respiratory, genitourinary, anti-infectives, ophthalmology, gastrointestinal, oncology, endocrinology, immunology and dermatology. Other specialized offerings include development services in neonatal, pediatric and adolescent care. Because of our global presence and ability to coordinate clinical staff to service customers on an international basis, we are experienced in managing trials involving several thousand patients at hundreds of sites concurrently in the Americas, Europe, the Asia-Pacific region and South Africa.
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

Study Monitoring. We provide study monitoring services which include investigational site initiation, patient enrollment assistance and data collection and clarification. Site visits help to assure the quality of the data, which are gathered according to good clinical practice, or GCP, and International Conference on Harmonization, or ICH, regulations and guidelines, and to meet the sponsors’ and regulatory agencies’ requirements according to the study protocol.

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
      Late Phase Clinical Studies. Designed to meet the increasing demand for information from patients, prescribers, payors and regulators and to deepen customers’ understanding of physician practices and product adoption patterns, SRS provides non-registration research and consulting services. SRS specializes in providing strategic Phase IIIb and Phase IV clinical services such as post-marketing pharmacovigilance programs, health outcomes studies and other market-relevant research activities to accelerate the commercialization process. This group also offers specialized reimbursement support services and patient assistance programs to facilitate coverage and payment for treatment, utilizing our proprietary new technologies. SRS studies are developing into a third line of business in the Product Development Group.
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
Commercial Services Offerings
      The Commercial Services Group is comprised of our Innovex-branded commercialization business, which includes the largest global contract sales organization, or CSO, based on reported revenues in 2003 and for the first three quarters of 2004, and the integrated strategic solutions business. We entered the CSO industry in 1996 when we acquired Innovex, a United Kingdom-based company with global operations, and have since grown the business organically as well as through acquisitions. We continue to operate our CSO business under the Innovex brand. We have specialized therapeutic expertise in the areas of cardiovascular, central nervous system, gastrointestinal, women’s health, endocrinology, allergy-respiratory, anti-infectives and oncology.
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
      Internet-Based Sales and Marketing Services. Innovex eSolutions Group provides Internet-based sales and marketing services for the pharmaceutical, biotechnology and medical device industries. The group has three main products. iQLearning.com is an Internet service portal that further expands our range of healthcare information resources and services to physicians in the United States and currently has a membership of more than 117,000 United States physicians and 3,000 general practitioners in the United Kingdom. The second product that the eSolutions Group maintains is the iQRepConnect portal, which is a Web-based sales representative portal that allows field-based representatives to access all of their support services with a single sign-on and in one place. The third product that the eSolutions Group maintains is the Beansprout Network, which is one of the leading pediatrician websites with both a physician facing side and a direct to consumer side. The Beansprout Network hosts thousands of private practice websites for its members.
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
PharmaBio Development Offerings
      Our PharmaBio Development Group manages our investment portfolio and enters into partnering arrangements with certain of our customers. These arrangements typically involve providing funding to the customer, either through direct payments or loans (sometimes convertible into capital stock of the customer) or through the provision of services to the customer. We also may invest in our customers’ equity and/or provide services through our Commercial Services Group, sometimes at our cost, in connection with these arrangements. These arrangements often grant us royalties or commissions based on sales of the customer’s product.
      In all cases, the PharmaBio Development Group engages in a rigorous due diligence and internal review process, involving the relevant aspects of our organization, prior to making investments and entering partnering arrangements. This process helps us to develop transaction structures that are designed to balance targeted returns with our perceived risk.
      In addition to the rigorous due diligence and internal review process, we further attempt to mitigate the risk of PharmaBio Development Group arrangements by:

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

      Overall, our revenues and contribution from these arrangements depend on the performance of the customer’s capital stock and/or its product. Since we created the PharmaBio Development Group in 2000, it has entered into numerous transactions. The PharmaBio Development Group recognized revenues of approximately $52.9 million for the year ended December 31, 2004, $30.7 million for the period from September 26, 2003 to December 31, 2003, $99.2 million for the period from January 1, 2003 through September 25, 2003 ($129.9 million on a combined basis for 2003) and $101.7 million for the year ended December 31, 2002. The contribution for the PharmaBio Development Group was ($84.3) million for the year ended December 31, 2004, $4.0 million for the period from September 26, 2003 through December 31, 2003, $37.5 million for the period from January 1, 2003 through September 25, 2003 ($41.5 million on a combined basis for 2003) and $17.5 million for the year ended December 31, 2002.
Transaction Models
      Our PharmaBio Development Group enters into the following types of arrangements:

•	Risk-Based Commercialization Arrangements. Risk-based commercialization arrangements include transactions in which we provide commercialization services in exchange for fees and/or product royalty rights. In these transactions, we receive from our customers the right to royalties on the sales of the products covered by the agreements. We use a variety of contract structures in our risk-based commercialization transactions. Certain transactions may include contractual minimum and/or maximum royalty amounts. In other instances, we may have no guaranteed minimum royalty. Regardless of the structure, we always seek to earn financial returns commensurate with the risks presented by the transaction.

•	Strategic Investments. The PharmaBio Development Group makes a variety of strategic investments, including direct investments in both marketable and non-marketable equities, as well as debt, and indirect investments through such vehicles as venture capital funds. In some cases, PharmaBio Development may make investments in connection with risk-based commercialization agreements. As of December 31, 2004, the PharmaBio Development Group had a total of $80.8 million in such investments, including $24.4 million of investments in marketable equities and $56.4 million of investments in non-marketable equity securities and loans.

In addition, the PharmaBio Development Group occasionally acquires the rights to market certain pharmaceutical products. In 2004, we sold the assets relating to our Bioglan Pharmaceuticals business, which primarily included the rights to certain dermatology products marketed in the United States, including Solaraze® and ADOXA®. We acquired the assets relating to our Bioglan business in 2001 and 2002 for a total consideration of $54.6 million and sold the Bioglan operations in 2004 for net proceeds before taxes of $170.3 million. The PharmaBio Development Group continues to hold the rights to several products in Europe, via licensing or distribution agreements, which involve a variety of up-front or ongoing payments to the licensors. In these arrangements, third parties manufacture the products for us and Innovex sells the products. The PharmaBio Development Group recognizes the revenues from the sales of these pharmaceutical products.

•	Risk-Based Development Services. In these types of arrangements we provide some or all of the clinical development services costs on behalf of a partner in exchange for milestone payments and/or royalty rights in the product. Our September 2004 transaction with Solvay Pharmaceuticals B.V., or Solvay, is an example of such an arrangement and is structured to mitigate our risk through the ability to earn milestone payments from our work on multiple projects.
Recent Strategic Alliances
      The PharmaBio Development Group has entered into the following recent arrangements.

•	In January 2002, we entered into a series of agreements with Kos Pharmaceuticals, Inc., or Kos, to commercialize in the United States Kos’ treatments for cholesterol disorders, Advicor® and Niaspan®. We provided a dedicated sales force at our own expense who, in combination with Kos’

sales force, commercialized Advicor® and Niaspan® for two years. In return, we received warrants to purchase shares of Kos’ common stock at an agreed price. We will receive commissions, subject to a minimum and maximum amount over the life of the agreement, based on net sales of the product from 2002 through 2006.

•	During the second quarter of 2002, we finalized an agreement with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. We will provide, at our own expense, sales and marketing resources over the eight-year life of the agreement, in return for which the customer will pay us royalties on product sales in excess of certain baselines. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated.

•	In July 2002, we entered into an agreement with Eli Lilly and Company, or Lilly, to support its commercialization efforts for Cymbaltatm in the United States. In return for providing sales representatives and making marketing and milestone payments to Lilly totaling $115.0 million, we receive an 8.25% percent-of-sales royalty over the five-year service period followed by a three percent royalty over the subsequent three years.

•	In July 2002, we entered into a series of agreements with Columbia Laboratories, Inc., or Columbia, to assist them in the United States commercialization of the following women’s health products: Prochievetm 8%, Prochievetm 4%, Advantage-S® and RepHreshtm Vaginal Gel. Under the terms of these agreements, we have paid Columbia an aggregate of $4.5 million in exchange for royalties on the sales of the four Columbia products for a five-year period beginning in the first quarter of 2003. In addition, we will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. We also purchased shares of Columbia common stock as part of these arrangements. During January 2004, we restructured the sales force agreement to allow for an accelerated transfer of responsibility to Columbia.

•	In December 2002, we entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of the agreement, we acquired the marketing and distribution rights to one of the products and entered into a six-year distribution agreement for the other product.

•	In March 2003, we entered into an additional agreement with Columbia to assist them in the commercialization of Strianttm, Columbia’s testosterone buccal bioadhesive product, in the United States. We have paid Columbia an aggregate of $15.0 million in exchange for royalties on the sales of Strianttm for a seven-year period beginning in the third quarter of 2003. In addition we will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. During January 2004, we restructured the sales force agreement to allow for an accelerated transfer of responsibility to Columbia.

•	In February 2004, we entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and United States launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, we will provide up to $90.0 million of development and commercialization services for the new and existing products. Our customer has agreed that at least $67.5 million of those services will be performed by our affiliates, at agreed upon rates. The customer, though, may direct us to use third parties to perform up to $22.5 million of the $90.0 million of services. The agreement contains quarterly limits on our service obligations with a maximum of $10.0 million of services in any quarter. Without revising the overall limits of the agreement, the agreement was amended to allow for $11.0 million of spending in the second quarter of 2004 and $13.0 million in each of the third and fourth quarters of 2004. Our service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new product, we are obligated to provide no more than

$57.5 million in services. In return for performing our obligations, we will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on United States net sales of the existing product and (2) beginning on the United States launch of the new product, a declining tiered royalty (beginning in the low teens) on United States net sales of the new product. Our royalty period under the agreement lasts for approximately 9 years; however, the agreement limits the amount of royalties we receive each year and also caps the aggregate amount of royalties we can receive under the agreement at $180.0 million. We will also receive a $20.0 million payment from the customer upon the United States launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, we may terminate our remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to us of the then-present value of its remaining expected royalties.

•	In September 2004, we entered into an agreement with Solvay to provide clinical development services valued at $25.0 million for ten Solvay clinical Phase II projects, thereby sharing the costs and uncertainties of the outcomes for these projects. The agreement specifies project and annual spending limits. Spending beneath these limits may be carried over to one of the other ten projects or another year, but may not exceed the overall $25.0 million limit. In return, we will receive a milestone payment from Solvay for each of the compounds reaching positive clinical proof-of-principle and moving into further development. The agreement terminates upon the final determination of the successful or unsuccessful completion of the ten projects.

•	In December 2004, we entered into an agreement with Cell Therapeutics, Inc., or Cell Therapeutics, involving its cancer therapy, TRISENOX® (arsenic trioxide). Under the agreement, we paid Cell Therapeutics $25.0 million in cash and will make available $5.0 million in services. In return, Cell Therapeutics will pay us royalties based on a percentage of net sales of TRISENOX® in the United States and certain European countries over a five year period beginning January 1, 2006 and provide us with a security interest in Cell Therapeutics’ TRISENOX® assets related to the royalty payment obligations. The royalty payments from Cell Therapeutics are subject to minimum and maximum amounts of $53.0 million and $69.0 million, respectively, over the life of the agreement. Under certain termination events, including product divestiture by Cell Therapeutics, the minimum amounts due from Cell Therapeutics may be adjusted to ensure we maintain a certain internal rate of return.

•	In December 2004, we entered into a co-promotion agreement with Yamanouchi Pharma Limited, or Yamanouchi, to support Yamanouchi in its commercialization efforts for Vesicaretm in the United Kingdom. Vesicaretm, or solifenacin, is currently approved for the treatment of overactive bladder. Under the terms of the agreement, we will provide, at our expense, a £500,000 (approximately $963,000) marketing contribution and a sales force to supplement Yamanouchi’s sales force for three years. Our sales force will promote Vesicaretm in its primary, or P1, position within sales calls and will be required to make a minimum number of sales calls each year. In return for the P1 position for Vesicaretm, Yamanouchi will pay us a royalty based on the net sales of Vesicaretm over six years.

      We review many candidates for strategic alliances under our PharmaBio Development Group business models. In addition to the arrangements already under way, we are continually evaluating new strategic possibilities, and we may enter into additional arrangements in the future.
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
      In May 2002, we completed the formation of our healthcare informatics joint venture, Verispan, with McKesson. The joint venture is designed to leverage the operational strengths of the healthcare information businesses of each company. We are an equal co-owner with McKesson of a majority of the equity of Verispan. A minority portion of the equity in Verispan is owned by key providers of de-identified healthcare data and Verispan employees. We contributed the net assets of our Informatics Group and funded $10.0 million to Verispan.
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
Customers and Marketing
      In order to coordinate the multiple contracts and service offerings we may have with each customer and leverage these into new business opportunities, we operate our business development efforts across our service offerings through integrated business development functions. These integrated business development functions direct the activities of business development employees in each of our United States locations, as well as other key locations throughout Europe, Asia-Pacific, Canada and Latin America. In each of the last four years, we provided services to all of the world’s 20 largest pharmaceutical companies and to many of the world’s leading biotechnology and smaller and mid-sized pharmaceutical companies.
      For the year ended December 31, 2004, approximately 34.9% of our net service revenue from external customers was attributed to operations in the United States and 65.1% to operations outside the United States. Please refer to the notes to our consolidated financial statements included in Item 8 of this Form 10-K for further details regarding our foreign and domestic operations. Approximately 45.6%, 43.5% and 42.7% of our net revenue was attributed to our clinical development services in 2004, 2003 and 2002, respectively; approximately 17.6%, 18.2% and 17.4% of our net revenue was attributed to our early development and laboratory services in 2004, 2003 and 2002, respectively; and approximately 28.4%, 24.7% and 26.0% of our net revenue was attributed to our commercialization services in 2004, 2003 and 2002, respectively. Neither our medical communications and consulting services, our commercial rights and royalties, nor our informatics services accounted for more than 10% of our net revenue in any of these years.
      In the past, we have derived, and may in the future derive, a significant portion of our service revenue from a relatively limited number of major projects or customers. As pharmaceutical companies continue to outsource large projects and studies to fewer full-service providers, the concentration of business could increase; for example, Aventis S.A. accounted for approximately 11% of our consolidated net service revenue in 2002. No single customer accounted for 10% of our consolidated net revenue for 2004 or any 2003 period presented herein. However, for the quarter ended December 31, 2004, we did have one customer who is approaching 10% of our consolidated net revenues.
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

Corporation, ICON plc and PRA International. Competitive factors for product development services include:

•	previous experience,

•	medical and scientific expertise in specific therapeutic areas,

•	the quality of contract research,

•	speed to completion,

•	the ability to organize and manage large-scale trials on a global basis,

•	the ability to manage large and complex medical databases,

•	the ability to provide statistical and regulatory services,

•	the ability to recruit investigators,

•	the ability to deploy and integrate information technology systems to improve the efficiency of contract research,

•	an international presence with strategically located facilities and

•	financial viability and price.
      Our Commercial Services Group competes against the in-house sales and marketing departments of pharmaceutical companies and other CSOs in each country in which we operate. We also compete against national consulting firms offering healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Our primary CSO competitors in the United States include Ventiv Health, Inc. and PDI, Inc. Outside of the United States, we typically compete against single country or regionally-focused commercial service providers. The primary competitive factors affecting commercial services are the proven ability to quickly assemble, train and manage large qualified sales forces to handle broad scale launches of new drugs and price. Competitive factors affecting healthcare consulting and medical communications services include experience, reputation and price.
      Because our PharmaBio Development Group custom tailors its risk-based service arrangements to meet our customers’ financial and strategic needs, it is more difficult to assess its potential competitors. Theoretically, a financing party could choose to provide such risk-based commercialization or development efforts, as does the PharmaBio Development Group. However, such a group would have to contract with third parties for the provision of services. We are aware that several commercial service firms, such as Ventiv Health, Inc. and PDI, Inc., have entered into risk-based commercialization transactions. Our PharmaBio Development Group has a large number of competitors for specialty pharmaceutical products. The key competitive factors for PharmaBio Development include access to capital, the quality of the services provided by our other business units in connection with PharmaBio Development’s transactions, and the ability to perform detailed and accurate scientific, strategic, and financial due diligence prior to completing transactions.
      Competitors for our informatics services included IMS Health Incorporated and NDC Health Corporation.
      Notwithstanding all these competitive factors, we believe that the synergies arising from integrating product development services with commercial services, supported by global operations and information technology differentiate us from our competitors.
Employees
      As of January 31, 2005, we had approximately 16,986 full-time equivalent employees, comprised of approximately 5,920 in the Americas, 7,343 in Europe and 3,723 in the Asia-Pacific and Africa region. As of January 31, 2005, our Product Development Group had 9,452 full-time equivalent employees, our

Commercial Services Group had 6,889 full-time equivalent employees and our PharmaBio Development Group had 62 full-time equivalent employees. In addition, our centralized operations/corporate office had 583 full-time equivalent employees.
Backlog Reporting
      We report backlog based on anticipated net revenue from uncompleted projects that our customers have authorized and we believe to be firm. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2004, backlog was approximately $2.6 billion, as compared to approximately $1.9 billion at December 31, 2003. The backlog at December 31, 2004 and 2003 includes approximately $357.3 million and $28.8 million, respectively, of backlog related to services contracted from our service groups, primarily commercialization, in connection with the strategic alliances forged by our PharmaBio Development Group. Backlog does not include any product revenues, royalties or commissions related to our commercial rights. We estimate that we will recognize approximately $1.3 billion to $1.5 billion of our December 31, 2004 backlog as revenue in 2005, with the remaining $1.1 billion to $1.3 billion to be recognized in future years.
      Net new business, which is anticipated net revenue from contracts which we entered into during the period and adjusted for contracts that were canceled during the period, for the twelve months ended December 31, 2004 and 2003, was $2.3 billion and $1.6 billion, respectively. Included in net new business was approximately $388.0 million and ($23.3) million of net wins (cancellations), respectively, of internal service contracts for the same periods. Net new business during the same period was $1.3 billion and $1.0 billion, respectively, for our Product Development Group and $1.00 billion and $519.8 million, respectively, for our Commercial Services Group.
      We believe that backlog may not be a consistent indicator of future results because it has been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of the future relationship. If our product revenues, royalties and commissions related to our commercial rights increase, an increasing proportion of our revenues will not be reflected in our reported backlog.
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
      In the context of the conduct of Phase I clinical trials at our Phase I facilities, we could be liable for the general risks associated with a Phase I facility including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for injury, errors or omissions or breach of contract if one of our labs inaccurately reports or fails to report lab results, or if direct or indirect contact with a patient or clinical trial participant causes harm. We believe that some of our risks are reduced by one or more of the following: (1) indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with customers and investigators,

(2) insurance maintained by customers and investigators and by us and (3) various regulatory requirements, including the use of institutional review boards and the procurement of each participant’s informed consent to participate in the study. The contractual indemnifications generally do not fully protect us against certain of our own actions such as negligence. Contractual arrangements are subject to negotiation with customers and the terms and scope of any indemnification or limitation or exclusion of liability may vary from customer to customer and from contract to contract. Additionally, financial performance of these indemnities is not secured. We do, however, seek to ensure through the contracting process that our customers and vendors are contractually obliged to carry certain minimum amounts of applicable liability insurance and provide evidence of insurance upon request or prior to commencement of work. Because of the volume of contracts and geographic breadth of operations, it is not always possible to obtain such certificates of insurance nor do we have ability to confirm that such insurance remains in place or whether it may have been reduced in the aggregate by ongoing claims. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations.
      We maintain professional liability insurance that covers our worldwide operations in the countries in which we currently do business. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or for which coverage is not provided by our insurance program. For example, we were among the defendants in a purported class action brought by participants in an Alzheimer’s study seeking to hold us liable for alleged damages to the participants arising from the study, since settled by the parties subject to court approval. Our former insurance carrier to whom we paid premiums to cover this type of risk subsequently filed suit against us seeking to rescind the insurance policies or to have coverage denied for some or all of the claims arising from the Alzheimer’s study litigation, which were the only claims outstanding under the policies. This suit has since been settled, resulting in no payment by us.
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

      Many regulatory authorities, including those in the European Union, or EU, require that study results and data submitted to such authorities be based on studies conducted in accordance with what are called GCP. These provisions represent the global industry standards for the conduct of clinical research and development studies. These provisions include:

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
      Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as the FDA and the European Medicines Agency, or EMEA. By way of example, these regulations include the FDA’s regulations on electronic records and signatures (21 CFR Part 11) which set out requirements for data in electronic format regarding submissions made to the FDA, and the EMEA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.”
      We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the EMEA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” All clinical trials (other than those defined as “non-interventional”) to be submitted to the EMEA must meet the requirements of the ICH — GCP. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region and in Latin America have developed standard operating procedures in accordance with their local requirements and in harmony with those adopted by North American and European operations.
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
      Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our United States laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Companies holding or distributing controlled substances are subject to regulation by the United States

Drug Enforcement Agency, or DEA. For example, accounting for controlled substances is subject to regulation by the DEA. Some of our facilities have been audited by the DEA. In one case, the DEA indicated that it found that we miscounted certain drugs, which was resolved to the DEA’s satisfaction by our providing a corrected accounting of these drugs to the DEA. Since the inspection, we have reviewed and strengthened our procedures relating to the handling, storage and record keeping for controlled drugs. These new procedures have been reviewed at our request by a reputed firm of independent experts. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country. Our laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees.
      Moreover, from time to time one or more of our customers may be investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. In these situations, we often have provided services to our customers with respect to the trials and programs being investigated, and we are called upon to respond to requests for information by these authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. For example, our customer Biovail Corporation became the subject of government inquiries relating to the Cardizem LA P.L.A.C.E., late phase clinical program and asserted publicly that we had warranted that this program complied with all laws and regulations, to which we took exception. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties.
      In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of blood-borne and airborne pathogens. Furthermore, certain employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply with such laws could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.
      Our disease management and healthcare information management services relate to the diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are heavily regulated. Legislation has been proposed at both the state and federal levels that may require us to implement security measures that could involve substantial expenditures or limit our ability to offer some of our products and services. In addition, privacy legislation in non-United States jurisdictions could have a limiting effect on some of our services, including, for example, the European Data Protection Directive, the Directive, which applies in each member state of the EU. The Directive seeks to protect the personal data of individuals and, among other things, places restrictions on the manner in which such personal data can be collected, processed and disclosed and the purposes for which such data can be used.
      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, which includes many healthcare providers, health plans and healthcare clearinghouses. The United States law instructs the Secretary of the Department of Health and Human Services, or HHS, to promulgate regulations implementing these standards in the United States.

      On December 28, 2000, the Secretary issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations, as amended on August 14, 2002, generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals’ rights, (b) the uses and disclosure of protected health information by the covered entity, and (c) the methods permissible for de-identification of health information. The final rule had an effective date of April 14, 2001 and a compliance date of April 14, 2003. The final regulation for the HIPAA security standards was issued by HHS on February 20, 2003 with a compliance date of April 21, 2005.
      We are not a “covered entity” under the HIPAA Standards for Privacy of Individually Identifiable Health Information (also known as the HIPAA Privacy Rule). We receive identifiable health information from various sources, including from investigators on research studies who are covered entities or who are employed by covered entities. In order for covered entities to disclose identifiable health information to us for research purposes, there must be an applicable permission from the research participant or an exception under the HIPAA Privacy Rule. Depending on the facts, the possible permissions include where a research participant signs an authorization for research; an institutional review board waives the authorization requirement; the review of the information is conducted under specific conditions preparatory to research or with respect to decedents or other exception; or the information is stripped of direct identifiers and is disclosed to us pursuant to a limited data set agreement. Covered entities may also provide “deidentified” health information to us. Based on our communications with our investigators and other covered entities from whom we receive identifiable health information, we believe that we will continue to be able to obtain such information, consistent with requirements of the HIPAA Privacy Rule. However, if the covered entities do not understand the permissions for disclosure of information for research purposes, it is possible that they could object to providing identifiable health information to us, which could have an adverse effect on our ability to obtain such information in a timely manner for our business operations relating to research.
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
      Various aspects of the United States Medicare program may also apply to certain drug and device research and marketing practices. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, or the Anti-Fraud and Abuse Law, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General, or OIG, to enforce compliance with the statute, as amended. The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. For example, the Anti-Fraud and Abuse Law prohibits the use of research grants or clinical trials if the purpose is to induce the purchase or prescription of products or services paid for by Medicare or Medicaid, rather than the collection of research data. A violation of the statute may result in criminal and/or civil penalties, including exclusion from the Medicare program, even if no criminal prosecution is initiated.
      HHS has issued regulations from time to time setting forth so-called “safe harbors,” which would protect certain limited types of arrangements from prosecution under the statute. To date, twenty-one final safe harbors have been developed. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is per se in violation of the Anti-Fraud and Abuse Law. Nevertheless, if an arrangement implicates the Anti-Fraud and Abuse Law and no safe harbor is available, we risk greater scrutiny from OIG and, potentially, civil and/or criminal sanctions. Federal law also provides for minimum periods of exclusion from federal and state healthcare programs for certain offenses and frauds.

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
Available Information
      We maintain a website at the address www.quintiles.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 2.	Properties
      As of January 31, 2005, we had approximately 105 offices located in 50 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving our Product Development Group in Durham, North Carolina; Kansas City, Missouri; Smyrna, Georgia; Bracknell, England; Irene, South Africa; Tokyo, Japan; Bangalore, India and Singapore. We also maintain substantial offices serving our Commercial Services Group in Parsippany, New Jersey; Falls Church, Virginia; Hawthorne, New York; Bracknell, England and Tokyo, Japan. We own facilities that serve our Product Development Group in Lenexa, Kansas; Kansas City, Missouri; Riccarton, Scotland; Bathgate, Scotland; Glasgow, Scotland; Livingston, Scotland and Freiburg, Germany. We also own a facility in Gotenba City, Japan, which is subject to a mortgage, that serves our Product Development and Commercial Services Groups. All of our other offices are leased. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

Item 3.	Legal Proceedings
      On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in a class action lawsuit that was settled earlier this year involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. We have filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we have amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We signed a settlement agreement with Federal and Chubb, which did not result in us making any payments. The case against us by Federal and Chubb was dismissed on December 30, 2004. We have also agreed to a settlement in principle with AON, which does not result in us making any payments.
      On June 13, 2003, ENVOY and Federal filed suit against us in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760, or the Envoy Securities Litigation. The plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. We believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.
      On June 28, 2004, ML Laboratories PLC, or ML, filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited, or Novex, one of our subsidiaries. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $100.5 million). On December 17, 2004, Novex filed an answer and counterclaim asserting breach of contract. We believe that the allegations made by ML are without merit and intend to defend the case vigorously.
      On May 26, 2000, we completed the sale of our electronic data interchange unit, ENVOY, to Healtheon/ WebMD Corp., which subsequently changed its name to WebMD. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to us. We received $400 million in cash and 35 million shares of WebMD common stock in exchange for our entire interest in ENVOY and a warrant to acquire 10 million shares of our common stock at $40 per share, exercisable for four years. We recorded an extraordinary gain on the sale of $436.3 million, net of estimated taxes of $184.7 million. Because the original acquisition of ENVOY qualified as a tax-free reorganization, our tax basis in the acquisition was allowed to be determined by substituting the tax basis of the previous shareholders of ENVOY. However, when we sold ENVOY to WebMD during 2000, the tax basis of the previous shareholders was not available to us since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, we had to estimate our tax basis in ENVOY by reviewing financial statements, income tax returns and other public documents which were available to us at that time. In September 2001, we received the results of a tax basis study completed by our external income tax advisors, which was prepared so that we could prepare and file our 2000 United States Corporate income tax return. Using the tax basis determined in that study, income taxes from the sale totaled approximately $42.7 million, or approximately $142.0 million less than the estimate previously used to determine the extraordinary gain on the sale. This resulted in an increase of $142.0 million in the extraordinary gain on the sale of ENVOY. In January 2004, we received a communication from the Internal Revenue Service proposing an increase in our income taxes owed for 2000 by approximately $153.1 million. After further discussions, the Internal Revenue Service revised and reissued its prior communication, reducing the proposed assessment to $84.6 million. The increase relates to the Internal Revenue Service challenging our method for determining the basis we applied to the sale of ENVOY. We are contesting the proposed increase and are presently in the appeals process with the Internal Revenue Service.
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
      On November 11, 2004, our shareholders acted by written consent to elect the individuals listed in Item 10 of this Form 10-K to serve as our directors.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices
      There is no established public trading market for our common stock. We are an indirect wholly-owned subsidiary of Pharma Services. Our common stock was traded on The Nasdaq Stock Market under the symbol “QTRN” until the completion of the Pharma Services transaction. The following table shows, for the periods indicated through the date of the Pharma Services transaction, the high and low sale prices per share on The Nasdaq Stock Market, based on published financial sources.

Calendar Period	High	Low

Quarter ended March 31, 2003	$13.210	$11.990
Quarter ended June 30, 2003	$14.250	$12.190
July 1, 2003 through September 25, 2003	$14.490	$13.660
Holders
      As of March 1, 2005, there were two holders of our outstanding common stock.
Repurchases of Equity Securities
      Not applicable.
Dividend Policies
      Prior to the Pharma Services transaction, we had not declared or paid any cash dividends on our common stock. Following the Pharma Services transaction, our senior secured credit facility and the indenture governing our 10% senior subordinated notes place significant restrictions on our ability to pay dividends on our common stock. In compliance with these restrictions, from time to time we may pay dividends in an amount necessary, not to exceed $5.0 million per year, to pay the general corporate and overhead expenses of Pharma Services and Intermediate Holding. We also may pay dividends in the amounts necessary, not to exceed $5.0 million per year, for Pharma Services to exercise applicable stock repurchase rights under the Pharma Services Holding, Inc. Stock Incentive Plan, or the Pharma Services Plan. We paid no dividends in 2004.
Recent Sales of Unregistered Securities
      Not applicable.

Item 6.	Selected Consolidated Financial Data
      The Selected Consolidated Statement of Operations Data set forth below for the year ended December 31, 2004, the periods from January 1, 2003 through September 25, 2003 and September 26, 2003 through December 31, 2003 and for the year ended December 31, 2002 and the Consolidated Balance Sheet Data set forth below as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements and notes thereto as included elsewhere herein. The selected Consolidated Statement of Operations Data set forth below for the years ended December 31, 2001 and 2000, and the Consolidated Balance Sheet Data set forth below as of December 31, 2002, 2001 and 2000 are derived from our consolidated financial statements not included herein. During 2004, we completed the sale of certain assets representing our Bioglan business, and, as such, the results of the Bioglan business, for all periods presented, have been reported separately as a discontinued operation in the consolidated financial statements. During 2000, we completed the sale of our electronic data interchange unit, ENVOY, and, as such, the results of ENVOY, for that year, have been reported separately as a discontinued operation in the consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended December 31,
	December 31,	December 31,	September 25,
	2004	2003	2003	2002	2001	2000

	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
			(In thousands)
Net revenues	$1,782,254	$431,626	$1,196,247	$1,570,383	$1,620,483	$1,660,489
Gross revenues	2,146,334	527,881	1,464,930	1,970,033	1,883,912	1,871,077
(Loss) income from continuing operations before income taxes	(67,583)	(2,306)	59,755	122,770	(262,496)	(51,005)
(Loss) income from continuing operations	(62,999)	(12,226)	32,535	81,222	(175,873)	(34,174)
Income from discontinued operations, net of income taxes	9,620	4,799	4,626	442	—	16,770
Gain from sale of discontinued operation, net of income taxes	54,422	—	—	—	—	—
Extraordinary gain from sale of discontinued operation, net of income taxes	—	—	—	—	142,030	436,327
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	—	45,659	—	—
Net income (loss)	$1,043	$(7,427)	$37,161	$127,323	$(33,843)	$418,923

	As of December 31,

	2004	2003	2002	2001	2000

	Successor	Successor	Predecessor	Predecessor	Predecessor
	(In thousands, except employee data)
Cash and cash equivalents	$535,680	$373,622	$644,255	$565,063	$330,214
Working capital, excluding discontinued operation	315,551	131,490	569,784	617,552	308,684
Total assets	2,047,962	1,992,711	2,054,195	1,853,794	1,961,578
Long-term debt and capital leases including current portion	794,881	794,256	40,574	37,866	38,992
Shareholders’ equity	$568,091	$535,098	$1,598,386	$1,455,088	$1,404,706
Full-time equivalent employees	17,015	15,662	15,801	17,639	18,060

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Quintiles Transnational Corp. helps improve healthcare worldwide by providing a broad range of professional services, information and partnering solutions to the pharmaceutical, biotechnology and healthcare industries. Based on our competitors’ press releases and public filings with the SEC, we are the largest company in the pharmaceutical outsourcing services industry as ranked by 2004 gross revenues. The gross revenues of the second largest company were approximately $1.09 billion less than our 2004 gross revenues.
      In August 2004, we completed our sale of certain assets representing our Bioglan Pharmaceuticals business, or Bioglan, to Bradley Pharmaceuticals, Inc., or Bradley, for approximately $188.3 million including approximately $5.3 million of direct costs for transferred inventory. We recognized a gain from the sale of Bioglan during 2004 of approximately $54.4 million, net of income taxes of approximately $36.6 million. The results of operations, assets and liabilities of the Bioglan business have been reported separately in our financial statements as a discontinued operation. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation.
      In April 2003, following the unanimous recommendation of a special committee of independent directors, our Board of Directors approved a merger transaction with Pharma Services for our public shareholders to receive $14.50 per share in cash. In order to finance the Pharma Services transaction, Pharma Services sold equity units consisting of preferred and common stock for $390.5 million. In addition, we entered into a secured credit facility which consists of a $310.0 million principal senior term loan and a $75.0 million revolving loan facility. We also issued $450.0 million of 10% Senior Subordinated Notes due 2013. Pharma Services also used approximately $578.7 million of our cash to fund the Pharma Services transaction.
      The Pharma Services transaction was completed on September 25, 2003, after receiving regulatory and shareholder approval. As a result of the Pharma Services transaction, Pharma Services Acquisition Corp., a subsidiary of Pharma Services, was merged with and into us, and we, as the surviving corporation, became an indirect wholly owned subsidiary of Pharma Services. Consequently, our results of operations, financial position and cash flows prior to the date of the Pharma Services transaction are presented as the “predecessor.” The financial effects of the Pharma Services transaction and our results of operations, financial condition and cash flows as the surviving corporation following the Pharma Services transaction are presented as the “successor.” To clarify and emphasize that the successor company has been presented on an entirely new basis of accounting, we have separated predecessor and successor operations with a vertical black line, where appropriate.
Results of Operations
      In accordance with generally accepted accounting principles in the United States, or GAAP, our predecessor results have not been aggregated with our successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2003. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2003 in comparison with the twelve months ended December 31, 2004 and 2002, we present and discuss our predecessor results and our successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or as a substitution for the predecessor and successor results.

      Below is a reconciliation of the combined results of operations for the year ended December 31, 2003:

	September 26, 2003	January 1, 2003
	through	through	Year ended
	December 31, 2003	September 25, 2003	December 31, 2003

	Successor	Predecessor	Combined
	(in thousands)
Net revenues	$431,626	$1,196,247	$1,627,873
Add: reimbursed service costs	96,255	268,683	364,938

Gross revenues	527,881	1,464,930	1,992,811
Costs, expenses and other:
Costs of revenues	362,012	969,474	1,331,486
Selling, general and administrative	154,688	397,318	552,006
Interest income	(4,761)	(12,112)	(16,873)
Interest expense	20,651	1,738	22,389
Other (income) expense, net	(2,403)	(5,391)	(7,794)
Transaction and restructuring	—	54,148	54,148

	530,187	1,405,175	1,935,362

(Loss) income before income taxes	(2,306)	59,755	57,449
Income tax expense	9,810	27,224	37,034

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(12,116)	32,531	20,415
Equity in earnings (losses) of unconsolidated affiliates	13	(8)	5
Minority interests	(123)	12	(111)

(Loss) income from continuing operations	(12,226)	32,535	20,309
Income from discontinued operation	4,799	4,626	9,425

Net (loss) income	$(7,427)	$37,161	$29,734

      Below is a reconciliation of the results by segment on a combined basis for the year ended December 31, 2003:

	September 26, 2003	January 1, 2003
	through	through	Year ended
	December 31, 2003	September 25, 2003	December 31, 2003

	Successor	Predecessor	Combined
	(in thousands)
Net revenues:
Product Development	$270,247	$734,729	$1,004,976
Commercial Services	141,163	392,050	533,213
PharmaBio Development	30,674	99,245	129,919
Eliminations	(10,458)	(29,777)	(40,235)

	$431,626	$1,196,247	$1,627,873

Contribution:
Product Development	$141,046	$375,125	$516,171
Commercial Services	55,353	142,144	197,497
PharmaBio Development	4,040	37,455	41,495

	$200,439	$554,724	$755,163

      Below is a reconciliation of certain items of the combined statement of cash flows for the year ended December 31, 2003:

		January 1, 2003
	September 26, 2003	through	Year ended
	through	September 25,	December 31,
	December 31, 2003	2003	2003

	Successor	Predecessor	Combined
	(in thousands)
Net cash provided by operating activities	$96,010	$165,137	$261,147
Investing activities:
Acquisition of property and equipment	(14,779)	(39,143)	(53,922)
Repurchase of common stock in Transaction	(1,617,567)	—	(1,617,567)
Payment of transaction costs in Transaction	(64,734)	(2,896)	(67,630)
Acquisition of businesses, net of cash acquired	(3,363)	(1,379)	(4,742)
Acquisition of intangible assets	—	(3,739)	(3,739)
Acquisition of commercial rights and royalties	(3,000)	(17,710)	(20,710)
Proceeds from disposition of property and equipment	1,960	6,219	8,179
(Purchases of) proceeds from debt securities, net	(886)	25,267	24,381
Purchases of equity securities and other investments	(6,020)	(10,830)	(16,850)
Proceeds from sale of equity securities	7,633	61,926	69,559

Net cash (used in) provided by investing activities	(1,700,756)	17,715	(1,683,041)
Financing activities:
Proceeds from issuance of debt, net of expenses, in Transaction	733,433	—	733,433
Principal payments on credit arrangements	(5,647)	(13,248)	(18,895)
Dividend from discontinued operation	8,336	3,138	11,474
Capital contribution	390,549	—	390,549
Issuance of common stock	—	7,042	7,042

Net cash provided by (used in) financing activities	$1,126,671	$(3,068)	$1,123,603

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
      Gross Revenues. Gross revenues for the year ended December 31, 2004 were $2.15 billion versus $1.99 billion for the year ended December 31, 2003. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	2004	2003

Service revenues — external	$2,093,437	$1,862,892
Less: reimbursed service costs	364,080	364,938

Net service revenues — external	1,729,357	1,497,954
Net service revenues — intersegment	65,687	40,235

Net service revenues — combined	1,795,044	1,538,189
Commercial rights and royalties	62,517	98,986
Investments	(9,620)	30,933
Eliminations: service revenues — intersegment	(65,687)	(40,235)

Total net revenues	$1,782,254	$1,627,873

Reimbursed service costs	364,080	364,938

Gross revenues	$2,146,334	$1,992,811

•	Service Revenues — External. Service revenues — external, which represent services we provide to third parties, were $2.09 billion for 2004 compared to $1.86 billion for 2003. Service revenues — external less reimbursed service costs, or net service revenues — external, for 2004 were $1.73 billion, an increase of $231.4 million or 15.4% over net service revenues — external of $1.50 billion in 2003. Net service revenues — external for 2004 were positively impacted by approximately $101.4 million due to the effect of the weakening of the United States dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues — external increased in the Asia Pacific and Africa region $45.5 million or 16.2% to $326.4 million in 2004 from 2003 as a result of strong growth in our Commercial Services Group. Net service revenues — external in the Asia Pacific and Africa region were positively impacted by approximately $24.3 million due to the effect of foreign currency fluctuations. Net service revenues — external increased $140.5 million or 22.8% to $755.7 million in 2004 from 2003 in the Europe region, including a positive impact of approximately $75.6 million due to the effect of foreign currency fluctuations. We experienced strong growth in our Clinical Development Services, or CDS, and an improvement in the business conditions for our Commercial Services Group in Europe, primarily Germany, Italy and the United Kingdom. Net service revenues — external increased $45.3 million or 7.5% to $647.3 million for 2004 from 2003 in the Americas region, including a positive impact of approximately $1.4 million due to the effect of foreign currency fluctuations. The increase in the Americas region is primarily a result of strong growth in CDS revenues.

•	Net Service Revenues — Intersegment. Net service revenues — intersegment represents the revenues from services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers at our cost in exchange for royalties. Net service revenues — intersegment increased to $65.7 million for 2004 versus $40.2 million for 2003 primarily as a result of the incremental services provided under our Cymbaltatm contract and our February 2004 contract with a large pharmaceutical customer. These increases were partially offset by a reduction in the services provided under our contract with Kos which concluded in December 2003.

•	Net Service Revenues — Combined. Net services revenues — combined for 2004 were $1.80 billion versus $1.54 billion for 2003 for reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for 2004 were $62.5 million, a decrease of $36.5 million from 2003 commercial rights and royalties revenues of $99.0 million. Commercial rights and royalties revenues were positively impacted by approximately $4.0 million due to the effect of foreign currency fluctuations related to the weakening of the United States dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $17.0 million in 2004 relating to the amortization of payments we made to our customers versus $3.5 million for 2003. These payments are considered incentives and are amortized against revenues over the service period of the contract. The decrease in commercial rights and royalties revenues is due to (1) our contracts with Columbia which decreased revenue by $407,000 in 2004, compared to a $11.9 million contribution to revenues in 2003, due to an impairment of the Columbia receivable of approximately $7.8 million representing a decline in fair value of the related commercial rights and royalties asset which we believed to be other than temporary; (2) the conclusion of our service contract in December 2003 with Kos which contributed approximately $24.9 million of revenue in 2003; (3) a decrease in revenues under our contracts in Europe with two large pharmaceutical customers to $38.7 million in 2004 as compared to $40.4 million in 2003; and (4) a decline in revenues from miscellaneous contracts and activities to $1.6 million in 2004 from $3.1 million in 2003. In addition, 2003 included $15.9 million of revenues related to our contract and subsequent termination agreement with Scios, Inc., or Scios. These decreases were partially offset by increases resulting from (1) our contract for Cymbaltatm, which contributed $11.6 million of revenues in 2004 and (2) our September 2003 acquisition of a controlling interest in Pharmaplan Limited, or

Pharmaplan, which contributed $11.1 million of revenues in 2004 versus $2.7 million in 2003. Commercial rights and royalties revenues for 2004 were attributable to the following: (1) approximately 61.9% to our contracts with two large pharmaceutical customers in Europe; (2) approximately 18.5% to our Cymbaltatm contract; (3) approximately 17.7% to the Pharmaplan operations acquired during September 2003; (4) approximately 2.6% related to miscellaneous contracts and activities and (5) approximately (0.7%) related to our contracts with Columbia.

•	Investment Revenues. Investment revenues which relate to our PharmaBio Development Group’s financing arrangements and include gains and losses from the sale of equity securities and impairments from other than temporary declines in the fair values of our direct and indirect investments, were a loss of $9.6 million for 2004 versus a gain of $30.9 million for 2003. Investment revenues for 2004 included $2.8 million of net gains on marketable securities versus $42.7 million for 2003. During 2004 and 2003, we recognized $12.5 million and $11.8 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Costs of Revenues. Costs of revenues were $1.55 billion in 2004 and $1.33 billion in 2003. Below is a summary of these costs (in thousands):

	2004	2003

Reimbursed service costs	$364,080	$364,938
Service costs	986,927	824,521
Commercial rights and royalties costs	137,219	88,424
Depreciation and amortization	124,905	93,838
Eliminations — intersegment costs	(65,687)	(40,235)

	$1,547,444	$1,331,486

•	Reimbursed Service Costs. Reimbursed service costs were $364.1 million and $364.9 million for 2004 and 2003, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $986.9 million or 55.0% of 2004 net service revenues — combined versus $824.5 million or 53.6% of 2003 net service revenues — combined. Compensation and related expenses increased approximately $119.0 million primarily as a result of salary and wage increases, including an increase in the number of billable employees. Other expenses directly related to our service contracts increased approximately $43.4 million. Service costs were negatively impacted by approximately $52.2 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development Group and other expenses directly related to commercial rights and royalties, were $137.2 million for 2004 versus $88.4 million for 2003. The increase in commercial rights and royalties costs is primarily due to (1) an increase in costs related to Cymbaltatm of approximately $36.2 million to $43.7 million in 2004; (2) costs of approximately $21.4 million related to our February 2004 contract with a large pharmaceutical company; and (3) an increase in costs incurred by our Pharmaplan operations by approximately $7.0 million to $9.6 million as a result of the September 2003 transaction in which we acquired a controlling interest. These increases were partially offset by a decrease of approximately $16.0 million in costs related to our service contract with Kos which was terminated in December 2003.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, increased to $124.9 million for 2004 versus $93.8 million for 2003. Amortization expense increased approximately $30.2 million as a result of the increase in intangible assets with finite lives that were recorded in connection with the Pharma Services transaction. We have approximately $109.7 million of identifiable intangible assets that have indefinite lives and therefore are not being amortized. Depreciation expense remained relatively constant increasing approximately $850,000.

•	Eliminations — Intersegment Costs. Eliminations represent the services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers at our cost in exchange for royalties. Eliminations increased to $65.7 million for 2004 versus $40.2 million for 2003 primarily as a result of the incremental services provided under our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer. These increases were partially offset by a reduction in the services provided under our contract with Kos which concluded in December 2003.

      Selling, general and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $637.1 million or 35.7% of total net revenues in 2004 versus $552.0 million or 33.9% of total net revenues in 2003. Travel expenses increased approximately $17.5 million in 2004 when compared to 2003, primarily as a result of increased activities associated with our global operations. These travel expenses include reimbursements made to our Executive Chairman and Chief Executive Officer for business related travel services he provides for himself and other employees with the use of his own airplane. Professional services increased approximately $14.8 million during this same time period, including approximately $3.8 million of management fees to our parent company’s investor group. In addition, compensation and related expenses were negatively impacted by approximately $33.1 million as a result of salary and wage increases including an increase in the number of administrative employees. Selling, general and administrative expenses were negatively impacted by approximately $34.4 million from the effect of foreign currency fluctuations.
      Interest income decreased approximately $5.5 million to $11.3 million in 2004 as compared to $16.9 million in 2003 as a result of the decline in the average monthly balance of investable cash.
      Interest expense was $69.9 million in 2004 as compared to $22.4 million in 2003 as a result of the interest on the debt we incurred to fund the Pharma Services transaction.
      Other income was $1.1 million in 2004 versus $7.8 million in 2003. Included in 2004 was approximately $2.4 million of income from the settlement of litigation. We recognized approximately $2.3 million of foreign currency translation losses in 2004 versus foreign currency translation gains of approximately $6.3 million in 2003.
      In November 2004, our Board of Directors approved the first phase of a new initiative to review aspects of our current operating and future strategic direction regarding corporate initiatives, including utilization of shared services and strategic sourcing initiatives. In conjunction with this review, we recognized $6.6 million of restructuring charges in 2004 for termination benefits related to the elimination of 230 positions globally. Although positions will be eliminated in the Commercial Services Group, most of eliminated positions are in the Product Development Group. As of December 31, 2004, 153 individuals had been notified with 116 positions eliminated. We have targeted substantial completion of the cash expenditures related to the first phase to be during the first half of 2005.
      We recognized $54.l million of transaction expenses and restructuring charges in 2003 which included $48.7 million of transaction related expenses and a $5.5 million restructuring charge. The transaction related expenses included expenses of the special committee of our Board of Directors and its financial and legal advisors. During the third quarter of 2003, we reviewed our estimates of the restructuring plans adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The increase in exit costs was due to several factors including, depending on the applicable facility: (1) an increase in our estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate our obligations under those leases brought about by prolonged stagnant conditions in local real estate markets. The decrease in severance payments was a result of an increase in the number of actual voluntary employee terminations beyond our estimates.
      During the second quarter of 2004, we sold 3,556 ordinary shares, or approximately 11.1% of our ownership interest in our Japanese subsidiary, QJPN, to Mitsui for approximately 4.0 billion yen (approximately $37.0 million) of gross proceeds. We incurred approximately $1.1 million of costs related to the sale. As a result, we recognized a gain on the sale of a portion of an investment in a subsidiary of approximately $24.7 million.
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
      Loss before income taxes was $67.6 million for 2004 versus income before income taxes of $57.4 million for 2003.
      The effective income tax rate was 9.8% for 2004 versus 64.5% for 2003 (on a combined basis). Our effective income tax rate was negatively impacted by income taxes provided on approximately $29.0 million of earnings of our foreign subsidiaries. The earnings of our foreign subsidiaries will be subject to taxation in the United States for income tax purposes when repatriated. However, for financial reporting purposes, income taxes are provided on the earnings of our foreign subsidiaries as though they have currently been repatriated. Our effective income tax rate for 2004 was negatively impacted due to the gains on the transactions with Mitsui. Our effective income tax rate for the period from January 1, 2003 through September 25, 2003 was 45.6% due to the negative impact of transaction related expenses which are not deductible for income tax purposes. Our effective income tax rate for the period from September 26, 2003 through December 31, 2003 was (425.4%). Our effective income tax rate was negatively impacted by providing deferred income taxes on earnings of our foreign subsidiaries and transaction related expenses which were not deductible for income tax purposes. In October 2004, the enactment of the American Jobs Creation Act of 2004, or the Jobs Act, created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB staff position Statement of Financial Accounting Standards, or SFAS, No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” SFAS No. 109-2 allows companies to evaluate the effect of the law on their prior treatment of unrepatriated foreign earnings before giving effect of the Jobs Act in their provision for income taxes. As of December 31, 2004, we had not decided on whether, and to what extent, we might repatriate earnings under the Jobs Act, and accordingly we provided deferred income taxes on these earnings. Subsequent to December 31, 2004, we partially completed our analysis on the impact of the Jobs Act on our plans for repatriation. Based on this analysis, we plan to repatriate $117.5 million in extraordinary dividends, as defined in the Jobs Act, during the first quarter of 2005, and accordingly we anticipate recording an income tax benefit within a range between approximately $0 to $37.0 million depending on the profitability of our operations in the countries from which the earnings are repatriated. We have not decided whether any additional amounts of foreign earnings will be repatriated as we are continuing our assessment which we expect to complete by December 1, 2005. Since we conduct operations on a global basis, our effective income tax rate may vary. See “— Critical Accounting Policies — Income Taxes.”

      During 2004 and 2003, we recognized ($149,000) and $5,000, respectively, of (losses) earnings from equity in unconsolidated affiliates, which represents our pro rata share of the net (loss) earnings of unconsolidated affiliates, primarily Verispan.
      During 2004 and 2003, our earnings were reduced by $1.9 million and $111,000, respectively, for minority interests in certain of our consolidated subsidiaries. The increase in the reductions is a result of the transactions with Mitsui in which our interest in our Japanese subsidiary decreased to 80%.
      Loss from continuing operations was $63.0 million for 2004 versus income from continuing operations of $20.3 million for 2003.
      Income from our discontinued operation, Bioglan, which we sold in August 2004, was $9.6 million for 2004 versus $9.4 million for 2003. Gross revenues of the discontinued operation were approximately $38.6 million and $53.2 million for 2004 and 2003, respectively.
      We completed the August 2004 sale of our Bioglan operations to Bradley for approximately $188.3 million in cash, including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million. As a result of the completion of the transaction, we recognized a gain from the sale of Bioglan during 2004 of $54.4 million, net of income taxes of $36.6 million.
      Net income was $1.0 million for 2004 versus $29.7 million for 2003.

Analysis by Segment:
      The following table summarizes the operating activities for our reportable segments for the years ended December 31, 2004 and 2003. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense except the amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated, and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2004	2003	Growth %	2004	Revenues	2003	Revenues

Product Development	$1,126.7	$1,005.0	12.1%	$554.4	49.2%	$516.2	51.4%
Commercial Services	668.4	533.2	25.3	253.7	38.0	197.5	37.0
PharmaBio Development	52.9	129.9	(59.3)	(84.3)	(159.4)	41.5	31.9
Eliminations	(65.7)	(40.2)	(63.3)	—	—	—	—

	$1,782.3	$1,627.9	9.5%	$723.8	40.6%	$755.2	46.4%
      Product Development Group. Net service revenues for the Product Development Group were $1.13 billion for 2004 compared to $1.01 billion for 2003. Net services revenues for 2004 were positively impacted by approximately $62.5 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific and Africa region $3.4 million or 2.1% to $163.8 million as a result of a positive impact of approximately $12.8 million due to the effect of foreign currency fluctuations. The Asia Pacific and Africa region experienced a decline in the Early Development and Laboratory Services, or EDLS, revenues primarily due to the sale of our reference laboratory in South Africa. Net service revenues increased $79.8 million or 20.0% to $478.7 million in the Europe region primarily as a result of the positive impact of approximately $47.9 million due to the effect of foreign currency fluctuations and strong growth in CDS revenues. Net service revenues increased $38.5 million or 8.6% to $484.1 million in the Americas region, primarily due to the strong growth in CDS revenues and a positive impact of approximately $1.8 million due primarily to the effect of the strengthening United States dollar relative to the Canadian dollar.
      Contribution for the Product Development Group was $554.4 million for 2004 compared to $516.2 million for 2003. As a percentage of net service revenues, contribution margin was 49.2% for 2004 compared to 51.4% for 2003. The contribution margin was negatively impacted by the timing of project start ups in the CDS business, the incremental costs in our EDLS business due to a realignment of resources and an increase in compensation and related expenses.
      Commercial Services Group. Net service revenues for the Commercial Services Group were $668.4 million for 2004 compared to $533.2 million for 2003. Net service revenues for 2004 were positively impacted by approximately $39.6 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific and Africa region, primarily Japan, with net service revenues increasing $43.8 million or 36.9.% to $162.5 million including a positive impact of approximately $11.5 million due to the effect of foreign currency fluctuations. Net service revenues increased $59.5 million or 26.3% to $286.0 million in the Europe region, including a positive impact of approximately $28.5 million due to the effect of foreign currency fluctuations. The increase is primarily the result of improved business conditions in the United Kingdom, Germany and Italy. Net service revenues increased $31.8 million or 16.9% to $219.8 million in the Americas region primarily as a result of an increase in the services provided under our PharmaBio Development contracts, primarily with respect to the Cymbalta™ contract and the February 2004 contract with a large pharmaceutical customer.
      Contribution for the Commercial Services Group was $253.7 million for 2004 compared to $197.5 million for 2003. As a percentage of net service revenues, contribution margin was 38.0% for 2004 compared to 37.0% for 2003 as a result of (1) an improvement in the difficult market conditions for our syndicated sales forces in the United Kingdom which contributed to the increase in contribution as the costs for the syndicated sales forces are relatively constant and do not fluctuate in proportion to the revenues, (2) the strong growth in the Asia Pacific and Africa region, primarily Japan, and (3) the increase in services provided under our Cymbalta™ contract.
      PharmaBio Development Group. Net revenues for the PharmaBio Development Group decreased approximately $77.0 million during 2004 as compared to 2003 due to a $40.6 million decrease in investment revenues and a $36.5 million decrease in commercial rights and royalties revenues. The commercial rights and royalties costs increased approximately $48.8 million during the same period as a result of several factors including (1) increased costs associated with our contract for Cymbalta™ and our February 2004 contract with a large pharmaceutical company and (2) increased costs associated with our Pharmaplan operations as a result of the September 2003 transaction in which we acquired a controlling interest. These increases were partially offset by a decrease of approximately $16.0 million in costs related to our service contract with Kos which was terminated in December 2003.
      The contribution for the PharmaBio Development Group decreased by $125.8 million for 2004 compared to 2003. The commercial rights and royalties revenues (net of related costs) in 2004 decreased the contribution of this group by approximately $85.3 million when compared to 2003 due to the decrease in revenues coupled with the increase in related costs. Our expenses incurred in 2004 included approximately $21.4 million of costs related to our contract with a large pharmaceutical customer for which no revenues were recognized. The contribution from investment revenues decreased by approximately $40.6 million for 2004 to ($9.6) million versus $30.9 million for 2003 as a direct result of the decrease in the investment revenues.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
      Gross Revenues. Gross revenues for the year ended December 31, 2003 were $1.99 billion versus $1.97 billion for the year ended December 31, 2002. Below is a summary of revenues (in thousands):

	2003	2002

Service revenues — external	$1,862,892	$1,868,324
Less: reimbursed service costs	364,938	399,650

Net service revenues — external	1,497,954	1,468,674
Net service revenues — intersegment	40,235	54,548

Net service revenues — combined	1,538,189	1,523,222
Commercial rights and royalties	98,986	88,005
Investments	30,933	13,704
Eliminations: service revenues — intersegment	(40,235)	(54,548)

Total net revenues	$1,627,873	$1,570,383

Reimbursed service costs	364,938	399,650

Gross revenues	$1,992,811	$1,970,033

•	Service Revenues — External. Service revenues — external were $1.86 billion for 2003 compared to $1.87 billion for 2002. Net service revenues — external for 2003 were $1.50 billion, an increase of $29.3 million or 2.0% over net service revenues — external of $1.47 billion in 2002. Included in net service revenues — external for 2002 was $20.3 million from our Informatics Group, which was transferred to a joint venture during May 2002 and, therefore, there were no net service revenues from that group for 2003. Net service revenues — external for 2003 were positively impacted by approximately $101.2 million due to the effect of the weakening of the United States dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues — external increased in the Asia Pacific and Africa region $51.2 million or 22.3% to $280.8 million, which was positively impacted by approximately $28.5 million due to the effect of foreign currency fluctuations. Net service revenues — external increased $42.6 million or 7.4% to $615.1 million in the Europe region, although they were positively impacted by $71.6 million due to the effect of foreign currency fluctuations. During 2003, our Commercial Services Group experienced difficult business conditions due to the under-utilization of its syndicated sales forces in primarily two markets, the United Kingdom and France. Net service revenues — external decreased $64.5 million or 9.7% to $602.0 million in the Americas primarily as a result of increased competition in the Product Development Group and the absence of informatics revenue in 2003.

•	Net Service Revenues — Intersegment. Net service revenues — intersegment decreased to $40.2 million for 2003 versus $54.5 million for 2002 primarily as a result of the reduction in services provided under our contract with Scios, which was terminated in the fourth quarter of 2002. This decrease was partially offset by increases resulting from the services provided under our Columbia and Cymbalta™ contracts.

•	Net Service Revenues — Combined. Net services revenues — combined for 2003 were $1.54 billion versus $1.52 billion for 2002 for reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues for 2003 were $99.0 million, an increase of $11.0 million over 2002 commercial rights and royalties revenues of $88.0 million. Commercial rights and royalties revenues were positively impacted by approximately $5.4 million due to the effect of foreign currency fluctuations related to the weakening of the United States dollar relative to the euro. Commercial rights and royalties revenues for 2003 were reduced by approximately $3.5 million, versus $19.8 million in 2002, for the amortization of payments made by us to our customers. These payments are considered incentives and are amortized against revenues over the service period of the contract. The $11.0 million increase in commercial rights and royalties revenues is primarily the result of (1) our contracts with Kos and Columbia, which contributed approximately $36.9 million of revenues for 2003 versus $22.3 million for 2002, and (2) our contracts in Europe with two large pharmaceutical customers which contributed approximately $40.4 million of revenues for 2003 versus $18.9 million for 2002. These increases were partially offset by a reduction in revenue of approximately $25.6 million as a result of the completion of the services portion of our Scios contract during the fourth quarter of 2002. For 2003, approximately 40.8% of our commercial rights and royalties revenues was attributable to our contracts with two large pharmaceutical customers in Europe, approximately 37.2% was attributable to our contracts with Kos and Columbia, approximately 16.1% was attributable to the termination of the Scios contract and the remaining 5.9% was attributable to miscellaneous contracts and activities.

•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements were $30.9 million for 2003 versus $13.7 million for 2002. Investment revenues for 2003 included $23.6 million of gain on the sale of equity investments in Triangle Pharmaceuticals, Inc., or Triangle, The Medicines Company and CV Therapeutics, and a $12.1 million gain on warrants to acquire 700,000 shares of Scios as a result of the acquisition of Scios by Johnson & Johnson, Inc. During 2003 and 2002, we recognized $11.8 million and $4.3 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Costs of Revenues. Costs of revenues were $1.33 billion in 2003 and $1.35 billion in 2002. Below is a summary of these costs (in thousands):

	2003	2002

Reimbursed service costs	$364,938	$399,650
Service costs	824,521	829,995
Commercial rights and royalties costs	88,424	83,933
Investment costs	—	320
Depreciation and amortization	93,838	86,148
Eliminations — intersegment costs	(40,235)	(54,548)

	$1,331,486	$1,345,498

•	Reimbursed Service Costs. Reimbursed service costs were $364.9 million and $399.7 million for 2003 and 2002, respectively.

•	Service Costs. Service costs were $824.5 million or 53.6% of 2003 net service revenues — combined versus $830.0 million or 54.5% of 2002 net service revenues — combined. Service costs were negatively impacted by approximately $52.3 million from the effect of foreign currency fluctuations. Bonus expense included in service costs increased approximately $3.2 million in 2003 as compared to 2002 as a result of our migration to a cash-based incentive program for our employees. The reduction in service costs, as a percentage of net service revenues — combined, is primarily a result of the residual effect of our process enhancements and cost reduction efforts.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs were $88.4 million for 2003 versus $83.9 million for 2002. These costs include services and products provided by third parties, as well as services provided by our other service groups totaling approximately $40.2 million for 2003 and $54.5 million for 2002. The year 2003 includes approximately $7.6 million of expenses relating to our Cymbaltatm contract.

•	Investment Costs. Investment costs, which include costs directly related to direct and indirect investments in our customers or other strategic partners as part of the PharmaBio Development Group’s financing arrangements, were $320,000 in 2002.

•	Depreciation and Amortization. Depreciation and amortization increased to $93.8 million for 2003 versus $86.1 million for 2002. Amortization expense increased approximately $14.3 million as a result of the amortization of the identifiable intangible assets with finite lives that were recorded in connection with the Pharma Services transaction. This increase was partially offset by a decrease in depreciation expense of approximately $6.7 million primarily resulting from the transfer of our Informatics Group to Verispan.

•	Eliminations — Intersegment Costs. Eliminations decreased to $40.2 million for 2003 versus $54.5 million for 2002 primarily as a result of the reduction in services provided under our contract with Scios which was terminated in the fourth quarter of 2002. This decrease was partially offset by increases resulting from the services provided under our Columbia and Cymbaltatm contracts.
      Selling, general and administrative expenses were $552.0 million or 33.9% of total net revenues in 2003 versus $508.1 million or 32.4% of total net revenues in 2002. Selling, general and administrative expenses increased approximately $43.9 million primarily due to a negative impact of approximately $34.9 million as a result of the effect of foreign currency fluctuations and a $4.0 million increase in expenses associated with changes to our employee cash-based incentive program. These increases offset the reduction of approximately $8.6 million due to the transfer of our Informatics Group into the Verispan joint venture.
      Interest income increased slightly in 2003 to $16.9 million as compared to $16.7 million in 2002.
      Interest expense was $22.4 million in 2003 as compared to $2.6 million in 2002. The increase is a result of the interest on the debt we incurred at the end of September 2003, totaling approximately $760.0 million, to fund the Pharma Services transaction.
      Other income was $7.8 million in 2003 versus other expense of $4.5 million in 2002. Included in 2003 was approximately $6.3 million in foreign currency translation gains compared to $5.2 million in 2002. Included in 2002 is approximately $2.7 million of expenses associated with the formation of the Verispan joint venture.
      We recognized $54.l million of transaction expenses and restructuring charges in 2003 as compared to $3.4 million during 2002. These amounts included $48.7 million and $3.4 million of transaction related expenses, including expenses of the special committee of our Board of Directors and its financial and legal advisors during 2003 and 2002, respectively. In addition, 2003 included a $5.5 million restructuring charge. During the third quarter of 2003, we reviewed our estimates of the restructuring plans adopted in prior years. This review resulted in a net increase of approximately $5.5 million in our accruals, including an increase of $6.8 million in exit costs for abandoned leased facilities and a decrease of approximately $1.3 million for severance payments. The increase in exit costs was due to several factors including, depending on the particular facility: (1) an increase in our estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate our obligations under those leases brought about by prolonged stagnant conditions in local real estate markets. The decrease in severance payments was a result of an increase in the number of actual voluntary employee terminations beyond our estimates.
      Income before income taxes was $57.4 million or 3.5% of total net revenues for 2003 versus $122.8 million or 7.8% of total net revenues for 2002.
      The effective income tax rate was 64.5% for 2003 (on a combined basis) versus 33.4% for 2002. Our effective income tax rate for the period from January 1, 2003 through September 25, 2003 was 45.6% due to the negative impact of transaction related expenses which are not deductible for income tax purposes. Our effective income tax rate for the period from September 26, 2003 through December 31, 2003 was (425.4%). Our effective income tax rate was negatively impacted by providing deferred income taxes on earnings of our foreign subsidiaries and transaction related expenses which were not deductible for income tax purposes. Due to the Pharma Services transaction, we no longer consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, in connection with recording the Pharma Services transaction, we provided a deferred income tax liability related to those undistributed earnings.

Since we conduct operations on a global basis, our effective income tax rate may vary. See “— Critical Accounting Policies — Income Taxes.”
      During 2003 and 2002, we recognized $5,000 and ($526,000), respectively, of earnings (losses) from equity in unconsolidated affiliates, which represents our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan’s net income (loss).
      During 2003 and 2002, we recognized $111,000 and $43,000, respectively, of reductions for minority interests in certain of our consolidated subsidiaries.
      Income from continuing operations was $20.3 million for 2003 versus $81.2 million for 2002.
      Income from our discontinued operation, Bioglan, which we sold on August 10, 2004, was $9.4 million for 2003 versus $442,000 for 2002. Gross revenues of the discontinued operation were approximately $53.2 million and $22.4 million for 2003 and 2002, respectively.
      Effective January 2002, we changed our method for calculating deferred income taxes related to our multi-jurisdictional tax transactions. Under the previous method, we followed an incremental approach to measuring the deferred income tax benefit of our multi-jurisdictional transactions. Under this approach, we considered the income tax benefit from the step-up in tax basis, net of any potential incremental foreign income tax consequences determined by projecting taxable income, foreign source income, foreign tax credit provisions and the interplay of these items among and between their respective tax jurisdictions, based on different levels of intercompany foreign debt. Under the new method, we record deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. We believe the new method had become more widely used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. In order to effect this change, we recorded a cumulative effect adjustment of $45.7 million in 2002 which represents the reversal of the valuation allowance related to deferred income taxes on these multi-jurisdictional income tax transactions.
      Net income was $29.7 million for 2003 versus $127.3 million for 2002.

Analysis by Segment:
      The following table summarizes the operating activities for our reportable segments for the years ended December 31, 2003 and 2002. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense except the amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues				Contribution

						% of Net		% of Net
	2003		2002	Growth %	2003	Revenues	2002	Revenues

Product Development	$	l,005.0	$944.9	6.4%	$516.2	51.4%	$477.5	50.5%
Commercial Services		533.2	558.0	(4.4)	197.5	37.0	207.7	37.2
PharmaBio Development		129.9	101.7	27.7	41.5	31.9	17.5	17.2
Informatics		—	20.3	(100.0)	—	—	8.0	39.4
Eliminations		(40.2)	(54.5)	(26.2)	—	—	—	—

		$1,627.9	$1,570.4	3.7%	$755.2	46.4%	$710.7	45.3%
      Product Development Group. Net service revenues for the Product Development Group were $1.01 billion for 2003 compared to $944.9 million for 2002. Net services revenues for 2003 were positively impacted by approximately $65.9 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific and Africa region $22.0 million or 15.9% to $160.4 million including a positive impact of approximately $17.0 million due to the effect of foreign currency fluctuations. Net service revenues increased $49.0 million or 14.0% to $398.9 million in the Europe region primarily as a result of the positive impact of approximately $47.1 million due to the effect of foreign currency fluctuations. Net service revenues decreased $10.9 million or 2.4% to $445.6 million in the Americas region primarily as a result of increased competition. The Americas region was positively impacted by approximately $1.8 million due to the effect of the strengthening United States dollar relative to the Canadian dollar.
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
      Commercial Services Group. Net service revenues for the Commercial Services Group were $533.2 million for 2003 compared to $558.0 million for 2002. Net service revenues for 2003 were positively impacted by approximately $36.9 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific and Africa region $29.6 million or 33.3% to $118.7 million including a positive impact of approximately $11.5 million due to the effect of foreign currency fluctuations. Net service revenues decreased $5.7 million or 2.5% to $226.5 million in the Europe region, although it was positively impacted by $26.1 million due to the effect of foreign currency fluctuations. Difficult business conditions due to the under-utilization of our syndicated sales forces in primarily two of the markets, the United Kingdom and France, contributed to the decrease in net revenues for this region in 2003. Net service revenues decreased $48.7 million or 20.6% to $188.0 million in the Americas region primarily as a result of a decrease in the services provided under our PharmaBio Development contracts during the year including the effect of the settlement of the services element of our contract with Scios.
      Contribution for the Commercial Services Group was $197.5 million for 2003 compared to $207.7 million for 2002. As a percentage of net service revenues, contribution margin was 37.0% for 2003 compared to 37.2% for 2002.
      PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $28.2 million during 2003 as compared to 2002 due to an $11.0 million increase in commercial rights and royalties revenues and a $17.2 million increase in investment revenues. The commercial rights and royalties costs increased approximately $4.5 million due to the following key factors: (1) approximately $7.6 million of expenses relating to Cymbaltatm, (2) an increase of approximately $7.8 million of expenses relating to our risk-sharing contracts in Europe, including the 2003 termination of the contracts in Germany and Belgium, and (3) increases in costs associated with miscellaneous contracts and activities. These increases were partially offset by a $25.7 million decrease in service costs provided by our Commercial Services Group resulting primarily from the termination of the services portion of our contract with Scios in the fourth quarter of 2002.
      The contribution for the PharmaBio Development Group increased by $24.0 million from 2002 to 2003. The commercial rights and royalties revenues (net of related costs) in 2003 increased the contribution of this group by approximately $6.5 million when compared to 2002 due to the successful performance of our commercial rights and royalties contracts. The contribution from the commercial rights and royalties revenues was negatively impacted by costs of approximately $7.6 million related to the Cymbaltatm contract for which no revenues were recognized. Investment revenues (net of related costs) in 2003 increased the contribution of this group by approximately $17.5 million when compared to 2002 as a direct result of the increase in investment revenues.
      The Informatics Group was transferred into the Verispan joint venture in May 2002 and is no longer a segment in 2003.

Liquidity and Capital Resources
      Cash and cash equivalents were $535.7 million at December 31, 2004 as compared to $373.6 million at December 31, 2003.
      Cash used in operations was $17.7 million in 2004 versus cash provided by operations of $261.1 million and $244.0 million in 2003 and 2002, respectively.
      Cash provided by investing activities was $121.9 million in 2004 versus cash used in investing activities of $1.68 billion and $151.4 million in 2003 and 2002, respectively. Investing activities for 2004 included the proceeds from the disposal of our discontinued operation, certain assets and a minority interest in one of our subsidiaries. Investing activities in 2003 consisted primarily of the payments relating to our going private transaction including the repurchase of our common stock and the payment of transaction costs. Investing activities for all periods include the purchases and sales of equity securities and other investments, capital asset purchases and the acquisition of commercial rights.
      During August 2004, we completed the sale of certain assets relating to our Bioglan operations to Bradley for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million in 2004. Our proceeds, net of expenses, were approximately $170.3 million in 2004.
      During 2004, we sold 3,556 ordinary shares or approximately 11.1% of our ownership in our Japanese subsidiary, QJPN, to Mitsui. We received net proceeds from this sale of approximately $36.0 million net of related costs, which is included as a source of cash in the cash provided by investing activities. We also received approximately $41.8 million of net proceeds from the issuance of ordinary and preference shares by our Japanese subsidiary, which is included as a source of cash in the cash provided by financing activities, for total net proceeds received from Mitsui of approximately $77.7 million.
      Capital asset purchases required cash outlays of $50.1 million, $53.9 million, and $39.9 million in 2004, 2003 and 2002, respectively.
      During 2004, cash used to acquire commercial rights and royalties related assets was $53.0 million versus $24.4 million during 2003 and $88.3 million during 2002. The 2004 acquisitions included payments of $25.0 million pursuant to our contract with Lilly for Cymbaltatm, $25.0 million pursuant to our contract with Cell Therapeutics and $3.0 million pursuant to a contract with Columbia. The 2003 acquisitions included payments of $14.3 million for the contracts with Columbia, $6.5 million for the contract with Scios, $3.2 million for the contract with a large pharmaceutical customer in Belgium and approximately $500,000 for the acquisition of product and marketing rights. The 2002 acquisitions included $70.0 million of advances to a customer representing payments under our agreement with Lilly.
      Cash used in the acquisition of businesses, net of cash acquired, was $2.3 million, $4.7 million and $27.2 million during 2004, 2003 and 2002, respectively. In 2002, we acquired certain assets of Bioglan Pharma, Inc., including its management team and sales force and approximately $1.6 million in cash, for approximately $27.9 million.
      Purchases of equity securities and other investments required an outlay of cash of $14.9 million for 2004 compared to an outlay of $16.9 million for 2003 and $18.1 million for 2002. Proceeds from the sale of equity securities and other investments were $40.7 million during 2004 as compared to $69.6 million for 2003 and $27.5 million for 2002.

      The following table is a summary of our net service receivables outstanding (amounts in thousands, except days):

	December 31,

	2004	2003

Trade accounts receivable, net	$151,981	$122,496
Unbilled services	138,347	102,802
Unearned income	(202,148)	(190,918)

Net service receivables outstanding	$88,180	$34,380

Number of days of service revenues outstanding	14	7

      The increase in the number of days of service revenues outstanding is a result in large part due to a change in the mix of business from large pharmaceutical customers under master service agreements.
      Investments in debt securities were $12.1 million at December 31, 2004 versus $11.0 million at December 31, 2003. Our investments in debt securities consist primarily of state and municipal securities.
      Investments in marketable equity securities decreased $33.9 million to $24.4 million at December 31, 2004 as compared to $58.3 million at December 31, 2003 as a result of sales of equity securities and losses due to impairment. In accordance with our policy to continually review declines in fair value of our marketable equity securities for declines that may be other than temporary, during 2004, we recognized $11.4 million of losses due to the impairment of marketable equity securities.
      Investments in non-marketable equity securities and loans at December 31, 2004 were $56.4 million, as compared to $48.6 million at December 31, 2003. In accordance with our policy to review the carrying values of our non-marketable equity securities and loans if the facts and circumstances suggest that a potential impairment, representing an other than temporary decline in fair value, may have occurred, we recorded losses totaling approximately $1.1 million in 2004 to establish a new cost basis for certain of these investments.
      Investments in unconsolidated affiliates, primarily Verispan, were $121.0 million at December 31, 2004 as compared to $121.2 million at December 31, 2003.
      Cash provided by financing activities was $32.8 million and $1.12 billion for 2004 and 2003, respectively, versus cash used by financing activities of $31.7 million for 2002. Included in 2003 is the Pharma Services transaction. Financing activities included approximately $18.8 million, $18.9 million and $15.5 million of principal payments on credit arrangements for 2004, 2003 and 2002, respectively.
      On September 25, 2003, we completed the Pharma Services transaction with a total purchase price of approximately $1.88 billion. We used approximately $578.7 million of cash to fund this transaction and received $390.5 million in cash for capital contributions. In addition, we entered into a secured credit facility which consists of a $310.0 million principal senior term loan and a $75.0 million revolving loan facility. We also issued $450.0 million principal amount of 10% Senior Subordinated Notes due 2013. As of December 31, 2004, we did not have any outstanding balance on the revolving loan facility.
      Our various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on our ability to: (1) incur additional indebtedness, including capital leases and liens; (2) pay dividends and repurchase our capital stock; (3) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (4) make capital expenditures; and (5) issue capital stock of our subsidiaries. The agreements also contain financial covenants requiring us to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios as defined therein. As of December 31, 2004, we are in compliance with these covenants.

      Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$71,496	$70,868	$69,701	$69,143	$63,963	$913,491	$1,258,662
Obligations under capital leases	16,060	14,341	1,341	704	421	242	33,109
Operating leases	63,669	46,909	30,834	18,696	10,158	43,495	213,761
Service agreements	27,186	22,582	20,877	15,658	—	—	86,303
Management fee agreement	3,750	3,750	3,750	3,750	—	—	15,000
PharmaBio funding commitments in various commercial rights and royalties:
Service commitments	130,729	99,086	97,431	88,593	66,932	—	482,771
Milestone payments	20,000	—	—	—	—	—	20,000
Licensing and distribution rights	2,183	—	—	—	—	—	2,183
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	12,419	—	—	—	—	—	12,419
Equity investments	1,023	—	—	—	—	—	1,023
Convertible loans	19	—	—	—	—	—	19
Loans	2,564	—	—	—	—	—	2,564

Total	$351,098	$257,536	$223,934	$196,544	$141,474	$957,228	$2,127,814

      We also have additional future PharmaBio Development Group funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied over approximately the same time period, then we estimate these commitments to be a minimum of approximately $4-16 million per year over the next three years, subject to certain limitations and varying time periods.
      In March 2001, the Board of Directors authorized us to repurchase up to $100 million of our common stock from time to time until March 1, 2002, which was subsequently extended to March 1, 2003. During the first half of 2002, we entered into agreements to repurchase approximately 1.6 million shares for an aggregate price of $22.2 million. We did not enter into any agreements to repurchase our common stock during the second half of 2002 or during the period from January 1, 2003 through September 25, 2003.
      Shareholders’ equity at December 31, 2004 was $568.1 million versus $535.1 million at December 31, 2003.
      Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under the revolving portion of our senior credit facility will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. We regularly evaluate our debt arrangements, as well as market conditions, and we actively explore opportunities to modify our existing debt arrangements or pursue additional debt financing arrangements that could result in the issuance of new debt securities by us or our affiliates in the near future or at a later time. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or the proceeds from any new financing arrangements to pay off or reduce some of our outstanding obligations or to pay dividends to our parent which could be used to repurchase equity securities or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition and expansion possibilities, as well as potential dispositions of assets or businesses, as appropriate, and we may seek to obtain debt or equity financing to facilitate possible acquisitions or expansion. Our ability to enter into any of these contemplated or potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in the credit agreement governing our senior secured credit facility, our indenture and the indenture governing the senior discount notes issued by Intermediate Holding. We cannot assure you that we will be able to complete any such alternative financing arrangements or other transactions or that the terms of any financing transactions would be more favorable to us than our existing obligations.
Critical Accounting Policies
      As we believe these policies require difficult, subjective and complex judgments, we have identified the following critical accounting policies which we use in the preparation of our financial statements.

Revenue Recognition
      We recognize revenue for service contracts based upon (1) the ratio of outputs or performance obligations completed to the total contractual outputs or performance obligations to be provided for fixed-fee contracts, (2) contractual per diem or hourly rate basis as work is performed for fee-for-service contracts or (3) completion of units of service for unit-of-service contracts. We do not recognize revenue with respect to start-up activities associated with contracts, which include contract and scope negotiation, feasibility analysis and conflict of interest review. We expense these costs as incurred. We estimate the total expected revenues, costs, profitability, duration of the contract and outputs for each contract to evaluate for anticipated losses. If anticipated losses result from this evaluation, we recognize the loss in earnings in the period identified. These estimates are reviewed periodically and, if any of these estimates change, then an adjustment for the anticipated loss is recorded. These adjustments could have a material effect on our results of operations.
      Certain of our commercial rights and royalty contracts provide for us to receive minimum guaranteed payments. These contracts often contain provisions requiring us to make payments to the customer and to receive payments from the customer. We account for the contracts as single element contracts. We recognize revenue over the related service period of the contract based on the present value of the guaranteed payments. As revenues are recognized and payments are made between the customer and us, we record an asset, which represents the obligation owed to us by the customer. Cash milestone payments, which we make to the customer, are amortized as a reduction to revenue over the service period of the contract. We also impute interest on the asset balance and record interest income as the contract progresses. We expect to fully realize the asset balance when we receive the guaranteed minimum level of cash flows. We recognize royalty revenues in excess of the guaranteed minimums as we obtain sufficient information to reasonably estimate the net sales of the underlying product. The inherent subjectivity of determining the present values of the guaranteed payments could have a significant impact on the revenues recognized in any period.
      We recognize product revenues upon shipment when title passes to the customer. Revenues are net of allowances for estimated returns, rebates and discounts. We are obligated to accept from customers the return of products that are nearing or have reached their expiration date. We also monitor product ordering patterns and actual returns and analyze wholesale inventory levels to estimate potential product return rates. When we lack sufficient historical basis to estimate return rates, we recognize revenues and the related cost of revenues when we receive end-user prescription data from third-party providers. Although we believe the product return allowances are adequate, if actual product returns exceed our estimates, our results of operations could be adversely affected.

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

Non-Marketable Equity Investments and Loans
      We have investments in non-marketable equity securities and loans. These arrangements typically involve funding, either by direct investment or in the form of a loan, which we commit to provide. Any securities we may acquire as a result of our investment or upon conversion of the loan may not be readily marketable, and we will bear the risk of carrying these investments for an indefinite period of time. We may not be able to recover our cost of the investment or loan at any time in the future, and we could experience an impairment in the carrying value of these investments, which would require us to record additional losses and could have a material adverse effect on our results of operations.

Income Taxes
      Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. Due to the significant debt service requirements and other costs relating to the Pharma Services transaction, we changed our estimate of the valuation allowance for deferred income tax assets. Accordingly, in connection with recording the Pharma Services transaction, we increased our valuation allowance substantially. If our estimate of future taxable income or tax strategies change at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial position.
      Prior to the Pharma Services transaction, we considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no deferred income tax liabilities were recorded. Due to the significant debt service requirements and other costs relating to the Pharma Services transaction, we no longer consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, in connection with recording the Pharma Services transaction, we provided a deferred income tax liability related to those undistributed earnings. With its enactment in October 2004, the Jobs Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. In November 2004, FASB issued proposed FASB staff position SFAS No. 109-2 which allows companies to evaluate the effect of the law on their prior treatment of unrepatriated foreign earnings before they give effect of the new law in their provision for income taxes. As of December 31, 2004, we had not decided on whether, and to what extent, we might repatriate earnings under the Jobs Act, and accordingly provided deferred income taxes on all our foreign earnings at tax rates that were in effect prior to the Jobs Act. Subsequently, we have partially completed our analysis of the impact of the Jobs Act on our plans for repatriation. Based on this analysis, we plan to repatriate $117.5 million in extraordinary dividends, as defined in the Jobs Act, during the first quarter of 2005, and accordingly anticipate recording an income tax benefit within a range between approximately $0 to $37.0 million depending on the profitability of our operations in the countries from which the earnings are repatriated. We have not decided whether any additional amounts of foreign earnings will be repatriated as we are continuing our assessment and we expect to complete our assessment by December 1, 2005.

Foreign Currencies
      We derive a large portion of our net revenue from international operations. Our financial statements are denominated in United States dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including the risk of translating revenues and expenses of foreign operations into United States dollars, known as translation risk, and the risk that we incur expenses in a currency other than that in which the contract revenues are paid, known as transaction risk. Gains and losses on foreign currency transactions are reported in results of operations, while translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity. If certain balances owed by our foreign subsidiaries are deemed to be not of a long-term investment nature, then the translation effects related to those balances would not be classified as translation adjustments but rather transaction adjustments, which could have a material effect on our results of operations.

Goodwill, Tangible and Identifiable Intangible Assets
      In connection with recording the Pharma Services transaction, we conducted a study of the fair value of our tangible and identifiable intangible assets as of September 25, 2003. Accordingly, the excess of the cost over the fair value of the net assets acquired, known as goodwill, was recorded and allocated to our reportable business segments. The recoverability of the goodwill and indefinite-lived intangible assets are evaluated annually for impairment or if and when events or circumstances indicate a possible impairment. Goodwill and indefinite-lived intangible assets are not amortized. We review the carrying values of other identifiable intangible assets if the facts and circumstances indicate a possible impairment. Other identifiable intangible assets are amortized over their estimated useful lives. The inherent subjectivity of applying a discounted cash flow and market comparables approach to valuing our assets and liabilities could have a significant impact on our analysis. Any future impairment could have a material adverse effect on our financial condition or results of operations.
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

Backlog Reporting
      We report revenue backlog based on anticipated net revenue from uncompleted projects that our customers have authorized and we believe to be firm. We report only service-related revenue as backlog, and we do not include product revenue or commercial rights-related revenue (royalties and commissions) in backlog. Our backlog is calculated based upon our estimate of forecasted currency exchange rates. Annually, we adjust the beginning balance of our backlog to reflect changes in our forecasted currency exchange rates. Our backlog at anytime can be affected by:

•	the variable size and duration of projects,

•	the loss or delay of projects, and

•	a change in the scope of work during the course of a project.
If customers delay projects, the projects will remain in backlog, but the timing of revenue generated may differ from the timing originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of the future relationship. The reporting of revenue backlog is not authoritatively prescribed; therefore, practices tend to vary among competitors and reported amounts are not necessarily comparable.
Inflation
      We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.
Market Risk
      Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and equity price changes, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate risk. The following analyses present the sensitivity of our financial instruments to hypothetical changes in interest rates and equity prices that are reasonably possible over a one-year period.

Foreign Currency Exchange Rates
      Approximately 66.0%, 60.3% and 55.1% of our total net revenues for the years ended December 31, 2004, 2003 and 2002, respectively, was derived from our operations outside the United States. We do not have significant operations in countries in which the economy is considered to be highly-inflationary. Our financial statements are denominated in United States dollars and, accordingly, changes in the exchange rate between foreign currencies and the United States dollar will affect the translation of our subsidiaries’ financial results into United States dollars for purposes of reporting our consolidated financial results. Accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $45.3 million at December 31, 2004 as compared to $19.8 million at December 31, 2003.
      We may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we earn fees or incur expenses related to such contracts. At December 31, 2004 and 2003, our most significant foreign currency exchange rate exposures were in the British pound, Japanese yen and the euro. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts or options. At December 31, 2004, we had 12 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through September 2005 totaling approximately $10.9 million. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2003.

Interest Rates
      We are subject to market risk associated with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our senior secured credit facility. At December 31, 2004 and 2003, we had $306.1 million and $309.2 million, respectively, outstanding under the senior secured credit facility subject to variable rates. Each quarter point increase or decrease in the applicable interest rate at December 31, 2004 and 2003 would change our interest expense by approximately $765,000 per year and $775,000 per year, respectively.

      At December 31, 2004 and 2003, our investment in debt securities portfolio consisted primarily of United States Government securities, of which most are callable by the issuer at par, and money funds. The portfolio is primarily classified as available-for-sale and therefore these investments are recorded at fair value in the financial statements. These securities are exposed to market price risk which also takes into account interest rate risk. As of December 31, 2004 and 2003, the fair value of the investment portfolio was $12.1 million and $11.0 million, respectively, based on quoted market prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market price was approximately $1.2 million at December 31, 2004 and $1.1 million at December 31, 2003.

Equity Prices
      At December 31, 2004 and 2003, we held investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 2004 and 2003, the fair value of these investments was $24.4 million and $58.3 million, respectively, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price was approximately $2.4 million at December 31, 2004 and $5.8 million at December 31, 2003.
Recently Issued Accounting Standards
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 153 will have.
      In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. We adopted SFAS No. 123 utilizing the modified prospective approach during 2004. The adoption did not have a material effect on our results of operations or financial position.
      In October 2004, the Jobs Act was signed into law. The Jobs Act creates a temporary incentive for United States multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. In December 2004, FASB issued FASB staff position SFAS No. 109-2 which allows companies to evaluate the effect of the Jobs Act on their provision for income taxes. As of December 31, 2004, we had not decided on whether, and to what extent, we might repatriate earnings under the Jobs Act, and accordingly provided deferred income taxes on all our foreign earnings at tax rates that were in effect prior to the Jobs Act. Subsequently, we have partially completed our analysis of the impact of the Jobs Act on our plans for repatriation. Based on our analysis, we plan to repatriate $117.5 million in extraordinary dividends, as defined in the Jobs Act, during the first quarter of 2005, and accordingly anticipate recording an income tax benefit within a range between approximately $0 to $37.0 million depending on the profitability of our operations in the countries from which the earnings are repatriated. We have not decided whether any additional amounts of foreign earnings will be repatriated as we are continuing our assessment which we expect to complete by December 1, 2005.
      In January 2003, FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities, or

VIEs, to be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. In December 2003, the FASB published a revision to FIN 46, or FIN 46R, to clarify some of the provisions of the interpretation and to defer the effective dates of implementation for certain entities. We adopted these provisions, as required, with respect to VIEs created after December 31, 2003. We have determined that we are a non-public entity as defined by accounting guidance in FIN 46R. The effective date for applying the provisions of FIN 46R for interests held by non-public entities in VIEs or potential VIEs created after December 31, 2003 is January  1, 2005. We are currently evaluating the impact of FIN 46R on these interests created after December 31, 2003.
Subsequent Events
      In January 2005, our Board of Directors approved the second phase of our review of aspects of our current operating and future strategic direction. We expect that certain costs will be incurred in both our Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. We expect to incur over the first three quarters of 2005 aggregate restructuring charges of approximately $35.7 million. The estimated cash expenditures total approximately $25.1 million and include termination benefits of approximately $12.3 million to eliminate approximately 316 positions globally, and exit costs of approximately $12.7 million. In addition, we anticipate incurring non-cash charges consisting primarily of asset impairments related to buildings, plant and equipment write-downs due to potential future facility closings. We are estimating the charge not to exceed approximately $10.7 million. We have targeted substantial completion of the cash expenditures previously announced relating to the second phase by the end of 2005.
      In March 2005, our Board of Directors approved the third phase of our review. We expect that certain costs will be incurred in both our Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. We expect to incur over the last three quarters of 2005 and the first quarter of 2006 aggregate restructuring charges of approximately $16.5 million. The estimated cash expenditures total approximately $15.8 million and include termination benefits of approximately $15.3 million to eliminate approximately 384 positions globally, and exit costs of approximately $500,000. In addition, we anticipate incurring non-cash charges consisting primarily of asset impairments. We are in the process of performing the asset impairment tests and estimate the charge not to exceed approximately $700,000. We have targeted substantial completion of the cash expenditures relating to the third phase for the end of 2005.
      We anticipate that additional costs will be incurred in later quarters, as subsequent phases of our review are completed. At this time, we estimate that anticipated additional costs relating to the remaining phases will be substantially less than the aggregate costs previously announced relating to this review.
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
      As of December 31, 2004, we had outstanding debt of approximately $794.9 million. Of the total debt, approximately $344.9 million is secured, and an additional $75.0 million in loans available under our senior credit facility also is secured by substantially all of our assets, if drawn upon.

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
      The indenture governing the senior subordinated notes and the credit agreement governing the senior secured credit facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock;

•	issue capital stock of restricted subsidiaries;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	engage in unrelated businesses;

•	create liens; and

•	sell certain assets or merge with or into other companies.
      These covenants may significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. In addition, the senior secured credit facility includes other and more restrictive covenants and prohibits us from prepaying our other debt, including the notes, while borrowings under our senior secured credit facility are outstanding. The senior secured credit facility also requires us to maintain certain financial ratios and meet other financial tests. These covenants are broadly drafted and we must apply our judgment on a daily basis as to whether our actions comply; however, our lenders may interpret these covenants differently and could claim that our actions are in violation of the covenants. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indenture governing the notes. In addition, these lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including interest rates and covenants. Any future refinancing of our senior secured credit facility is likely to contain similar restrictive covenants and may contain similar financial tests.

We are subject to additional risks and restrictions as a result of Intermediate Holding’s outstanding discount notes.
      Intermediate Holding has outstanding senior discount notes with an aggregate principal amount at maturity of $219.0 million due April 1, 2014, or the discount notes. The discount notes accrete at the rate of 11.5% per annum, compounded semi-annually on April 1 and October 1 of each year to, but not including April 1, 2009. From and after April 1, 2009, cash interest on the discount notes will accrue at the rate of 11.5% per annum, and will be payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2009, until maturity. Intermediate Holding is a holding company that currently conducts all of its operations through us and our subsidiaries and affiliates. As a result, all of Intermediate Holding’s operating profit and cash flows are generated by us and our subsidiaries and affiliates. The discount notes, however, are the exclusive obligation of Intermediate Holding, and we are not obligated to make funds available for payment on the discount notes. Intermediate Holding’s ability to make payments on the discount notes is nevertheless dependent on our earnings and cash flows and our ability to make distributions in the form of dividends or other advances and transfers to Intermediate Holding. To the extent we have funds available and to the extent permitted by our senior credit facility and the indenture governing our notes, we may make funds available to Intermediate Holding to permit payment of its obligations under the discount notes. In addition, the indenture governing the discount notes prohibits Intermediate Holding from permitting us to take certain actions substantially similar to those we would be prohibited from taking under the covenants contained in our indenture.

Despite our level of indebtedness, we and our parent companies are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such obligations could further exacerbate the risks to our financial condition.
      Although the indenture governing our notes and the credit agreement governing our senior secured credit facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, our leverage risks would increase. In addition, to the extent new debt is incurred by Pharma Services or Intermediate Holding, such as the discount notes, we may be required to generate sufficient cash flow to satisfy such obligations.
      While the indenture and the credit agreement also contain restrictions on our ability to make investments, these restrictions are subject to a number of qualifications and exceptions and the investments we may make in compliance with these restrictions could be substantial. The restrictions do not prevent us from incurring certain expenses in connection with our PharmaBio Development Group arrangements, including expenses we may incur to provide sales forces for the products of our PharmaBio Development customers at our cost under the terms of our agreements with those customers.

Mitsui’s ownership interest in our Japanese subsidiary could give rise to Mitsui’s right to acquire our entire interest in our Japanese subsidiary or to require us to buy out Mitsui’s interest.
      As part of the terms of its investment in our Japanese subsidiary Quintiles Transnational Japan K.K., or QJPN, Mitsui acquired certain rights that could potentially allow Mitsui to acquire the remainder of our interest in QJPN. Upon the occurrence of certain actions by us or Pharma Services, including liquidation, dissolution, bankruptcy or similar events, Mitsui will have the option to (1) sell to us all or part of its interest in QJPN at a premium or (2) purchase from us all or part of our interest in QJPN at a discount. In addition, if there is a change in control of us or Pharma Services or a breach of certain provisions of our investment agreement with Mitsui, Mitsui could sell to us its entire interest in QJPN. As a result, if such rights are triggered, we could lose control of QJPN or be required to spend significant funds to acquire Mitsui’s interest in QJPN, either of which could have a material adverse effect on our business, results of operations and financial condition.

Changes in aggregate spending, research and development budgets and outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect our operating results and growth rate.
      Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large clinical research and sales and marketing projects. This practice grew substantially during the 1990’s and has continued into the 2000’s and we have benefited from this trend. Some industry commentators believe that the rate of growth of outsourcing will tend to decrease. If these industries reduce their outsourcing of clinical research and sales and marketing projects, our operations and financial condition could be materially and adversely affected. We also believe we may be negatively impacted by mergers and other factors in the pharmaceutical industry, which appear to slow decision making by our customers and delay certain trials. We believe our commercialization services may be affected by reductions in new product launches and increases in the number of drugs losing patent protection. In addition, United States federal and state legislatures and numerous foreign governments are considering various types of healthcare reforms and may undertake efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

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

Operation of our information systems and evolution of the technology platform for our services pose risks to our business.
      Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of Web-enabled and other integrated information systems in delivering our services. We are and will be exposed to the risks inherent in the development, integration and ongoing operation of our evolving information systems. These risks include:

•	invasion, disruption, impairment or failure of data centers, telecommunications facilities, or other key infrastructure platforms,

•	failure or malfunction of or attacks on critical application systems or the hardware they run on, or

•	excessive costs, excessive delays or other deficiencies in systems development and deployment.
      In addition, we are currently undertaking significant programs to optimize business processes in our product development and commercialization services. We have entered into agreements with certain vendors to provide systems development and integration services to develop or provide for us under license the information technology, or IT, platform for these programs. If such vendors fail to perform as required or if there are substantial delays in developing and implementing this platform, our customer delivery may be impaired and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by existing or claimed patents by parties who seek to enjoin us from using preferred technology or seek license payments from us. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology-enabled services, creating IT-enabled services which our customers will find desirable and implementing our business model with respect to these services. Also, these expenditures may have a negative impact on our profitability, at least until our IT-enabled processes and services become operational. We cannot assure you that any improvements in profitability resulting from our new capabilities will be sufficient to offset our investments. Our results could be affected negatively if our competitors are able to execute similar programs before we can launch ours or if they are able to structure a platform that attracts customers away from our services.

We may not be able to derive the benefits we hope to achieve from Verispan, our joint venture with McKesson.
      In May 2002, we completed the formation of a joint venture, Verispan, with McKesson designed to leverage the operational strengths of the healthcare information business of each party. As part of the formation of Verispan, we contributed our former informatics business. As a result, Verispan remains subject to the risks to which our informatics business was exposed. If Verispan is not successful or if it experiences any of the difficulties described below, there could be an adverse effect on our results of operations and financial condition, as Verispan is a pass-through entity and, as such, its results are reflected in our financial statements to the extent of our interest in Verispan. Verispan could encounter certain other difficulties, including:

•	its ability to obtain continuous access to de-identified healthcare data from third parties in sufficient quantities to support its informatics products;

•	its ability to process and use the volume of data received from a variety of data providers;

•	its ability to attract customers, besides us and McKesson, to purchase its products and services;

•	the risk of changes in healthcare information privacy laws and regulations that could create a risk of liability, increase the cost of Verispan’s business or limit its service offerings; and

•	the risk that industry regulation may restrict Verispan’s ability to analyze and disseminate pharmaceutical and healthcare data.
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

Investments in our customers’ business or products and our related commercial rights strategies could have a negative impact on our financial performance.
      As part of our PharmaBio Development Group’s business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customers’ business or products. These arrangements may include making a strategic investment in a customer, providing financing to a customer, or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for an equity share in the business and a percentage of revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive approval from the FDA or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular arrangement. In addition, the timing of regulatory approval and product launch and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. As a result, we could lose the value of our investments in our customers’ business or products. The potential negative effect to our financial performance could depend on the nature and timing of these arrangements and the length of time before it becomes apparent that the business or product will not achieve success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our costs with respect to these arrangements. An additional negative effect of investments in our customers’ business or products could be that we are not awarded projects by other customers who believe we are in competition with them because of the investments.

Our rights to market and sell certain pharmaceutical products expose us to product risks typically associated with pharmaceutical companies.
      From time to time, we may acquire or hold rights to market and sell certain pharmaceutical products. These product rights subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of products subject to our rights experience negative reactions or adverse side effects or in the event such products cause injury, are found to be unsuitable for their intended purpose or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical product rights. These risks may be augmented by certain risks if we outsource the manufacturing and/or distribution of these products, such as our inability to directly monitor quality control in the manufacturing and distribution processes.
      Our plans to market and sell pharmaceutical products also subject us to risks associated with participating in a business in which we have limited experience. If we are unable to operate this business as we expect, the financial results from this business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate this business may increase in proportion with (1) the number of products or product rights we license or acquire in the future, (2) the applicable stage of the drug approval process of the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

If we lose the services of key personnel, our business could be adversely affected.
      Our success substantially depends on the performance, contributions and expertise of our senior management team. Our performance also depends on our ability to identify, attract and retain qualified management and professional, scientific and technical operating staff, as well as our ability to recruit qualified representatives for our contract sales services. The departure of any key executive, or our inability to continue to attract and retain qualified personnel or replace any departed personnel in a timely fashion, could have a material adverse effect on our business, results of operations or financial condition.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.
      We maintain insurance designed to cover ordinary risks associated with our operations and our ordinary indemnification obligations. This insurance might not provide adequate coverage or may be contested by our carriers. The availability and level of coverage provided by our insurance could have a material impact on our profitability if we suffer uninsured losses or are required to indemnify third parties for uninsured losses.
      As part of the formation of Verispan, Verispan assumed our obligation under our settlement agreement with WebMD Corporation, or WebMD, to indemnify WebMD for losses arising out of or in connection with (1) the canceled Data Rights Agreement with WebMD, (2) our data business, which was contributed to the joint venture, (3) the collection, accumulation, storage or use of data by ENVOY Corporation, or ENVOY, for the purpose of transmitting or delivering data to us, (4) any actual transmission or delivery by ENVOY of data to us or (5) violations of law or contract attributable to any of the events described in (1) — (4) above. These indemnity obligations are limited to 50.0% for the first $20.0 million in aggregate losses, subject to exceptions for certain indemnity obligations that were not transferred to Verispan. Although Verispan has assumed our indemnity obligations to WebMD relating to our former data business, Verispan may have insufficient resources to satisfy these obligations or may otherwise default with respect thereto. In addition, WebMD may seek indemnity from us, and we would have to proceed against Verispan.
      In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD. In particular, we could be liable for losses which may arise in connection with a class action lawsuit filed against ENVOY prior to our purchase and subsequent sale of it to WebMD, which has been settled. ENVOY and its insurance carrier, Federal, filed a lawsuit against us in June 2003 alleging that we should be responsible for payment of the settlement amount of $11.0 million and related fees and costs in connection with the class action lawsuit settlement. Our indemnity obligation with regard to losses arising from the sale of ENVOY to WebMD including ENVOY’s class action lawsuit is not subject to the limitation on the first $20.0 million of aggregate losses described above.
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
      Governmental agencies throughout the world, but particularly in the United States, Europe and Japan, highly regulate the drug development and approval process. A large part of our business involves helping pharmaceutical and biotechnology companies through the regulatory drug approval process. Any alteration of or relaxation in regulatory approval standards could eliminate or reduce the need for our services, and, as a result, our business could be materially adversely affected.

Actions by government regulators or customers to limit the scope of prescription or withdraw approved products from the market could result in a loss of revenue.
      Governments have the authority after approving a product, to limit its scope of prescription or withdraw it from the market based on safety concerns. Similarly, customers may act to voluntarily limit the scope of prescription of products or withdraw them from the market. If we are providing services to customers for products that are limited or withdrawn, we could suffer a loss of revenue with negative impact to our financial results.

Failure to comply with existing regulations could result in a loss of revenue.
      We are subject to a wide range of government regulations and review by a number of regulatory agencies including, in the United States, the Department of Justice, FDA, DEA, Department of Transportation and similar regulatory agencies throughout the world. Any failure on our part to comply with applicable regulations could have an adverse impact on our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be compromised, and we could be required to repeat the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or products. In these situations, we have often provided services to our customers with respect to the trials, programs or products being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our customers’ trials, programs or products could have an adverse effect on our business and reputation.

Our product development services could result in potential liability to us.
      We contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis or electronic data capture and related services do not conform to contractual or regulatory standards, trial participants or trial results could be affected. These events would create a risk of liability to us from the pharmaceutical companies with whom we contract or the study participants. Similar risks apply to our product development services relating to medical devices.
      Included in the services we provide are technology systems which are proprietary or licensed to us, such as our Interactive Voice Response System, or IVRS, which, among other things, enables randomization of participants in a given clinical trial to different treatment arms and regulates the supply of investigational medicinal product, all by means of a touch tone telephone system. Malfunction of these systems could impair our customer delivery or harm our business. For example, if IVRS malfunctions and, as a result, clinical trial participants are incorrectly randomized or supplied with an incorrect medicinal product during the course of the clinical trial, then any such event would create a risk of liability to us from the pharmaceutical companies with whom we contract or participants in the clinical trial concerned.
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
      We also package, label and distribute clinical trial supplies. We could be held liable for any problems that result from the trial drugs we package, label and distribute, including any quality control problems in our clinical trial supplies facilities, resulting in, for example, clinical trial supplies being incorrectly labeled, packaged, counted or distributed with potential consequences such as participants in the clinical trial receiving the incorrect medication or the incorrect dose of the medication concerned. These eventualities and others potentially arising from such errors could expose us to liability with both the pharmaceutical companies with whom we contract and to clinical trial participants. In addition, our clinical trial supplies facilities in the United States are subject to regulation, and potential inspection, by both the FDA and the DEA.
      We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results. Although we maintain insurance to cover risks of this kind, it is possible we could incur financial losses, which could adversely affect our results of operations and financial condition.

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
      We derive a large portion of our net revenue from international operations. Our financial statements are denominated in United States dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including:

•	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies.

•	Foreign Currency Transaction Risk. Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.
      We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. At December 31, 2004, we had 12 open foreign exchange forward contracts relating to service contracts totaling approximately $10.9 million. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

We face other risks in connection with our international operations.
      We have significant operations in foreign countries which may require complex arrangements to deliver services on global contracts for our customers. Additionally, we have moved significant operations from the United States and Europe to locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•	foreign countries could enact legislation or impose regulations or other restrictions which have an adverse effect on our ability to conduct business in that country;

•	the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;

•	political changes and economic crises may lead to changes in the business environment in which we operate; and

•	natural disasters or international conflict, including terrorist acts, could interrupt our services, endangering our personnel, causing project delays or loss of study material or results, with a significant negative impact on our financial condition and results of operations.

New and proposed laws and regulations regarding confidentiality of patients’ information could result in increased risks of liability or increased cost to us, or could limit our service offerings.
      The confidentiality and release of patient-specific information are subject to governmental regulation. Under HIPAA, HHS has issued regulations mandating heightened privacy and confidentiality protections for certain types of individually identifiable health information, or protected health information. We do not meet the definition of a “covered entity” under HIPAA; however, we are indirectly affected by HIPAA because many investigators with whom we are involved with in clinical trials are HIPAA “covered entities.” Also, the EU and its member states, as well as other countries, continue to issue new rules. National and United States state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.

We may be adversely affected by customer or therapeutic concentration.
      Although we did not have any one customer that accounted for 10% of net revenues for the year ended December 31, 2004, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected. For the quarter ended December 31, 2004, we did have one customer who represented almost 10% of net revenues for that quarter.
      Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class involving drugs with the same or similar chemical action may adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class. Similarly, marketing and selling products for different sponsors with similar drug action subjects us to risk if new scientific information or regulatory judgment prejudices the products as a class leading to compelled or voluntary prescription limitations or withdrawal of some or all of the products from the market.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.
      If we were unable to produce electronic records, which meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule,” or Part 11, in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Further, in August 2003, the FDA issued a “Guidance for Industry: Part 11, Electronic Records; Electronic Signatures — Scope and Application,” and, in September 2004, the agency issued a draft version of the “Guidance for Industry: Computerized Systems Used in Clinical Trials, Revision 1.” These guidance documents set forth the FDA’s current thinking on this topic. Further, on July 9, 2004, the FDA accepted comments from the public in order to re-evaluate or possibly amend or rescind Part 11. Currently, however, the regulation requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records, and Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Our ability to provide services to our customers depends in part on our compliance with the FDA’s requirements regarding Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased selling, general and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, chief executive officer, chief financial officer and other executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business. In addition, it may become more difficult and more expensive for us to obtain director and officer liability insurance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      This information is included under Item 7 of this report under the caption “Market Risk.”

Item 8.	Financial Statements and Supplementary Data
QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
	(In thousands)
Net revenues	$1,782,254	$431,626	$1,196,247	$1,570,383
Add: reimbursed service costs	364,080	96,255	268,683	399,650

Gross revenues	2,146,334	527,881	1,464,930	1,970,033
Costs, expenses and other:
Costs of revenues	1,547,444	362,012	969,474	1,345,498
Selling, general and administrative	637,115	154,688	397,318	508,103
Interest income	(11,324)	(4,761)	(12,112)	(16,734)
Interest expense	69,902	20,651	1,738	2,551
Other expense (income), net	(1,079)	(2,403)	(5,391)	4,486
Transaction and restructuring	6,577	—	54,148	3,359
Gain on sale of portion of an investment in a subsidiary	(24,688)	—	—	—
Non-operating gain on change of interest transaction	(10,030)	—	—	—

	2,213,917	530,187	1,405,175	1,847,263

(Loss) income before income taxes	(67,583)	(2,306)	59,755	122,770
Income tax (benefit) expense	(6,599)	9,810	27,224	40,979

(Loss) income before equity in (losses) earnings of unconsolidated affiliates and minority interests	(60,984)	(12,116)	32,531	81,791
Equity in (losses) earnings of unconsolidated affiliates	(149)	13	(8)	(526)
Minority interests	(1,866)	(123)	12	(43)

(Loss) income from continuing operations	(62,999)	(12,226)	32,535	81,222
Income from discontinued operation	9,620	4,799	4,626	442
Gain from sale of discontinued operation, net of income taxes	54,422	—	—	—
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	—	45,659

Net income (loss)	$1,043	$(7,427)	$37,161	$127,323

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	Successor	Successor
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$535,680	$373,622
Trade accounts receivable and unbilled services, net	300,407	237,142
Investments in debt securities	569	611
Prepaid expenses	20,424	20,096
Other current assets and receivables	58,254	52,723
Assets of discontinued operation	—	88,549

Total current assets	915,334	772,743

Property and equipment:
Land, buildings and leasehold improvements	181,735	167,344
Equipment	113,575	88,012
Furniture and fixtures	24,537	20,221
Motor vehicles	39,226	25,325

	359,073	300,902
Less accumulated depreciation	(67,928)	(15,072)

	291,145	285,830
Intangibles and other assets:
Investments in debt securities	11,552	10,426
Investments in marketable equity securities	24,425	58,294
Investments in non-marketable equity securities and loans	56,441	48,556
Investments in unconsolidated affiliates	120,984	121,176
Commercial rights and royalties	138,543	12,528
Accounts receivable — unbilled	46,669	40,107
Advances to customer	—	70,000
Goodwill	116,013	181,327
Other identifiable intangibles, net	274,457	335,251
Deferred income taxes	2,877	4,093
Deposits and other assets	49,522	52,380

	841,483	934,138

Total assets	$2,047,962	$1,992,711

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,

	2004	2003

	Successor	Successor
	(In thousands,
	except share data)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,716	$60,997
Accrued expenses	273,951	251,703
Unearned income	199,450	191,255
Income taxes payable	25,354	24,911
Current portion of obligations held under capital leases	14,888	15,086
Current portion of long-term debt	5,431	5,583
Other current liabilities	6,993	3,169
Liabilities of discontinued operation	—	7,081

Total current liabilities	599,783	559,785

Long-term liabilities:
Obligations held under capital leases, less current portion	16,452	10,230
Long-term debt, less current portion	758,110	763,357
Deferred income taxes	45,833	99,622
Minority interest	38,550	1,380
Other liabilities	21,143	23,239

	880,088	897,828

Total liabilities	1,479,871	1,457,613

Commitments and contingencies

Shareholders’ equity:
Preferred stock, none issued and outstanding at December 31, 2004 and 2003	—	—
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at December 31, 2004 and 2003	521,979	521,725
Accumulated deficit	(6,384)	(7,427)
Accumulated other comprehensive income	52,496	20,800

Total shareholders’ equity	568,091	535,098

Total liabilities and shareholders’ equity	$2,047,962	$1,992,711

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
	(In thousands)
Operating activities:
Net income (loss)	$1,043	$(7,427)	$37,161	$127,323
Income from discontinued operation	(9,620)	(4,799)	(4,626)	(442)
Gain from sale of discontinued operation, net of tax	(54,422)	—	—	—
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	—	—	—	(45,659)

(Loss) income from continuing operations	(62,999)	(12,226)	32,535	81,222
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	128,359	35,532	61,478	87,127
Amortization expense of debt issuance costs	3,565	878	—	—
Amortization of commercial rights and royalties assets	16,985	—	—	—
Restructuring (payments) accrual and write-off of other assets, net	(3,442)	(1,942)	283	(21,158)
Transaction costs	—	—	44,057	—
Loss (gain) on sale of property and equipment, net	4,988	(124)	(383)	2,399
Gain from sale of certain assets	(5,967)	—	—	—
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—	—
Non-operating gain on change of interest transaction	(10,030)	—	—	—
Loss (gain) on investments, net	8,956	(2,952)	(28,085)	(13,710)
Provision for deferred income taxes	3,441	705	12,592	2,464
Change in operating assets and liabilities:
Accounts receivable and unbilled services	(50,112)	23,495	105,863	62,268
Prepaid expenses and other assets	(11,955)	17,428	43,790	(6,509)
Accounts payable and accrued expenses	33,954	16,759	(10,638)	12,194
Unearned income	(730)	16,716	(80,304)	30,390
Income taxes payable and other liabilities	(48,674)	1,932	(16,357)	7,330
Other	613	(191)	306	—

Net cash (used in) provided by operating activities	(17,736)	96,010	165,137	244,017
The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
	(In thousands)
Investing activities:
Acquisition of property, equipment and software	(50,114)	(14,779)	(39,143)	(39,910)
Repurchase of common stock in Transaction	—	(1,617,567)	—	—
Payment of transaction costs in Transaction	(20,367)	(64,734)	(2,896)	—
Acquisition of businesses, net of cash acquired	(2,299)	(3,363)	(1,379)	(27,232)
Acquisition of intangible assets	—	—	(3,739)	(2,541)
Advances to customer	—	—	—	(70,000)
Acquisition of commercial rights and royalties	(53,000)	(3,000)	(17,710)	(15,790)
Proceeds from disposal of discontinued operation	188,329	—	—	—
Expenses of disposal of discontinued operation	(18,027)	—	—	—
Proceeds from sale of certain assets	9,218	—	—	—
Proceeds from sale of minority interest in subsidiary, net of expenses	35,963	—	—	—
Proceeds from disposition of property and equipment	6,530	1,960	6,219	6,290
Maturities of held-to-maturity investments	693	326	245	397
Purchase of available-for-sale investments	(1,042)	(1,212)	(1,353)	(1,611)
Proceeds from sale of available-for-sale investments	—	—	26,375	—
Purchase of equity securities	(13,070)	(5,900)	(10,645)	(6,616)
Proceeds from sale of equity securities	39,983	7,633	61,926	26,853
Purchase of other investments	(1,838)	(120)	(185)	(11,483)
Proceeds from other investments	667	—	—	608
Advances to unconsolidated affiliates	—	—	—	(10,328)
Other	250	—	—	—

Net cash provided by (used in) investing activities	121,876	(1,700,756)	17,715	(151,363)
Financing activities:
Proceeds from issuance of debt, net of costs, in Transaction	—	733,433	—	—
Capital contribution in Transaction	—	390,549	—	—
Repayment of debt	(5,775)	(2,568)	(1,832)	(2,487)
Principal payments on capital lease obligations	(13,062)	(3,079)	(11,416)	(12,987)
Dividend from discontinued operation	10,874	8,336	3,138	1,169
Intercompany with parent companies	(985)	—	—	—
Proceeds from change in interest transaction	41,773	—	—	—
Issuance of common stock	—	—	7,042	9,641
Repurchase of common stock	—	—	—	(27,024)

Net cash provided by (used in) financing activities	32,825	1,126,671	(3,068)	(31,688)
Effect of foreign currency exchange rate changes on cash	25,093	9,736	17,922	18,226

Increase (decrease) in cash and cash equivalents	162,058	(468,339)	197,706	79,192
Cash and cash equivalents at beginning of period	373,622	841,961	644,255	565,063

Cash and cash equivalents at end of period	$535,680	$373,622	$841,961	$644,255

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$66,837	$7,689	$1,785	$2,633
Capitalized interest	277	—	—	—
Income taxes paid, net	35,541	2,263	37,571	19,466
Non-cash Investing and Financing Activities:
Acquisition of property and equipment utilizing capital leases	9,266	2,568	3,144	9,903
Equity impact of rollovers in Transaction	—	107,062	—	—
Transfer of assets to joint venture	—	—	—	112,136
Unrealized gain (loss) on marketable securities, net of income tax	$(461)	$976	$19,637	$6,026
The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			(Accumulated	Other
	Number of		Deficit)	Comprehensive			Additional
	Common	Comprehensive	Retained	Income	Preferred	Common	Paid-In
	Shares	Income	Earnings	(Loss)	Stock	Stock	Capital	Total

Predecessor:
Balance, December 31, 2001	118,623,669		$589,142	$(31,129)	$—	$1,190	$895,885	$1,455,088
Issuance of common stock	796,928		—	—	—	9	9,610	9,619
Repurchase of common stock	(1,570,000)		—	—	—	(19)	(27,005)	(27,024)
Tax benefit from the exercise of non-qualified stock options			—	—	—	—	857	857
Other			—	—	—	—	1,400	1,400
Comprehensive income:
Net income		$127,323	127,323	—	—	—	—	127,323
Unrealized gain on marketable securities, net of tax		6,026	—	6,026	—	—	—	6,026
Reclassification adjustment, net of tax		(17,097)	—	(17,097)	—	—	—	(17,097)
Foreign currency adjustments		42,194	—	42,194	—	—	—	42,194

Comprehensive income for year ended December 31, 2002		$158,446

Balance, December 31, 2002	117,850,597		716,465	(6)	—	1,180	880,747	1,598,386
Issuance of common stock	849,181		—	—	—	8	7,803	7,811
Tax benefit from the exercise of non-qualified stock options			—	—	—	—	1,092	1,092
Other	(73,266)		—	—	—	(1)	(346)	(347)
Comprehensive income:
Net income		$37,161	37,161	—	—	—	—	37,161
Unrealized gain on marketable securities, net of tax		19,637	—	19,637	—	—	—	19,637
Reclassification adjustment, net of tax		(11,103)	—	(11,103)	—	—	—	(11,103)
Minimum pension liability, net of tax		(3,098)	—	(3,098)	—	—	—	(3,098)
Foreign currency adjustments		25,178	—	25,178	—	—	—	25,178

Comprehensive income for the period from January 1, 2003 through September 25, 2003		$67,775

Balance, September 25, 2003	118,626,512		$753,626	$30,608	$—	$1,187	$889,296	$1,674,717

Successor:
Balance, September 25, 2003			$—	$—	$—	$—	$—	$—
Issuance of common stock	125,000,000		—	—	—	1,250	520,475	521,725
Comprehensive income:
Net loss		$(7,427)	(7,427)	—	—	—	—	(7,427)
Unrealized gain on marketable securities, net of tax		1,968	—	1,968	—	—	—	1,968
Unrealized loss on derivative instruments, net of tax		(992)	—	(992)	—	—	—	(992)
Foreign currency adjustments		19,824	—	19,824	—	—	—	19,824

Comprehensive income for the period from September 26, 2003 through December 31, 2003		$13,373

Balance, December 31, 2003	125,000,000		(7,427)	20,800	—	1,250	520,475	535,098
Stock compensation expense			—	—	—	—	254	254
Comprehensive income:
Net income		$1,043	1,043	—	—	—	—	1,043
Unrealized loss on marketable securities, net of tax		(482)	—	(482)	—	—	—	(482)
Unrealized gain on derivative instruments, net of tax		21	—	21	—	—	—	21
Reclassification adjustment, net of tax		2,219	—	2,219	—	—	—	2,219
Minimum pension liability, net of tax		4,890	—	4,890	—	—	—	4,890
Foreign currency adjustments		25,494	—	25,494	—	—	—	25,494
Other comprehensive income to non-controlling interest		(446)	—	(446)	—	—	—	(446)

Comprehensive income for year ended December 31, 2004		$32,739

Balance, December 31, 2004	125,000,000		$(6,384)	$52,496	$—	$1,250	$520,729	$568,091

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

Basis of Presentation
      In August 2004, the Company completed the sale of certain assets representing its Bioglan Pharmaceuticals business (“Bioglan”) as further described in Note 20. Accordingly, the operating results and balance sheet items of the Bioglan operations have been reflected separately in the accompanying financial statements as a discontinued operation.
      In addition, certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 financial statement presentation. These reclassifications had no effect on previously reported net income (loss) and shareholders’ equity.
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

Foreign Currencies
      Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to equity. (Losses) gains on foreign currency transactions of approximately ($2.3) million, $2.2 million, $4.1 million, and $5.2 million are included in other (income) expense for the year ended December 31,

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2004, the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, respectively.

Foreign Currency Hedging
      The Company may use foreign exchange contracts and options to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the customer in another currency. At December 31, 2004, the Company had 12 open foreign exchange forward contracts related to service contracts maturing at various dates and amounts monthly through September 2005 totaling $10.9 million. There were no open foreign exchange contracts or options relating to service contracts at December 31, 2003.

Cash Equivalents and Investments
      The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. The Company does not report in the accompanying balance sheets cash held for customers for investigator payments in the amount of $187,000 and $658,000 at December 31, 2004 and 2003, respectively, that pursuant to agreements with these customers, remains the property of the customers.
      The Company’s investments in debt securities are classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are measured at market value and net unrealized gains and losses are recorded in the accumulated other comprehensive income component of shareholders’ equity until realized. Any gains or losses on sales of debt investments are computed by specific identification.
      Investments in marketable equity securities are classified as available-for-sale and measured at market value with net unrealized gains and losses recorded in the accumulated other comprehensive income component of shareholders’ equity until realized. The market value is based on the closing price as quoted by the respective stock exchange or Nasdaq. In addition, the Company has investments in equity securities of and advances to companies for which there are not readily available market values and for which the Company does not exercise significant influence or control; such investments are accounted for using the cost method. Any gains or losses from the sales of investments or an other than temporary decline in fair value are computed by specific identification.

Derivatives
      From time to time the Company may use derivative instruments to manage exposures to equity prices, interest rates and foreign currencies. The Company also holds freestanding warrants and other embedded derivatives (conversion options in financing arrangements). Derivatives meeting the criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, are recorded in the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange traded contracts. When the derivative instrument is entered into, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of accumulated other comprehensive income (loss) until realized. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedge item. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. The Company has, and may in the future, enter into derivative contracts (forwards, calls or puts, for example) related to its investments in marketable equity securities and forecasted foreign currency transactions.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
While these contracts may not qualify for hedge accounting, the Company utilizes these transactions to mitigate its economic exposure to market price and foreign currency fluctuations.

Billed and Unbilled Services
      In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, submission of appropriate billing detail or the achievement of contract milestones, depending on the type of contract. Unbilled services arise when services have been rendered but customers have not been billed.

Long-Lived Assets
      Property and equipment owned as of September 25, 2003 are carried at their estimated fair value determined as part of the Transaction, and property and equipment acquired subsequent to the Transaction are carried at historical cost. Property and equipment are depreciated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term as follows:

Buildings and leasehold improvements	3 - 50 years
Equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Motor vehicles	3 - 5 years
      Prior to 2002, the excess cost over the fair value of net assets acquired (“goodwill”) had been amortized on a straight-line basis over periods from five to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill or other indefinite-lived intangible assets but reviews these assets at least annually for impairment.
      Identifiable intangible assets with finite lives are amortized over their estimated remaining useful lives as follows:

Trademarks and trade names	29 years
Product licensing and distribution rights	3 - 10 years
Contract backlog and customer relationships	2 - 8 years
Software and related	3 - 5 years
Covenants not-to-compete	1 year
      Indefinite-lived identifiable intangible assets consist of certain trademarks and trade names that are not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.
      The carrying values of property, equipment, intangible and other long-lived assets are reviewed if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining depreciation and amortization period, the Company will reduce carrying values to estimated fair value.

Revenue Recognition
      Many of the Company’s contracts for services are fixed priced, with some variable components, and range in duration from a few months to several years. The Company is also party to fee-for-service and unit-of-service contracts. The Company recognizes revenue primarily based upon (1) the ratio of outputs or performance obligations completed to the total contractual outputs or performance obligations to be provided for fixed-fee contracts, (2) contractual per diem or hourly rate basis as work is performed under fee-for-service contracts or (3) completion of units of service for unit-of-service contracts. The Company

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
does not recognize revenue with respect to start-up activities associated with contracts, which include contract and scope negotiation, feasibility analysis and conflict of interest review. The costs for these activities are expensed as incurred.
      The Company’s contracts for clinical research services provide for price renegotiation upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed according to a binding commitment. Most contracts may be terminated upon 15-90 days’ notice by the customer. In the event of termination, contracts typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. Any anticipated losses resulting from contract performance are charged to earnings in the period identified.
      In certain of the Company’s commercialization contracts, the Company provides services (i.e., a certain number of sales representatives to detail the customer’s product(s) for a given period) in exchange for a fixed, variable or a combination of fixed and variable payments. Each of these agreements is a service agreement that represents a single unit of accounting under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Fixed payments include guaranteed minimum payments and fee-for-service arrangements. The Company recognizes revenue on the fixed payments over the service period and as the amounts become fixed and determinable. Variable payments are based on a percentage of product sales. The Company refers to the variable payments as royalty payments. The Company recognizes revenue on the royalty payments when the variable components become fixed and determinable, which only occurs upon the sale of the underlying product(s) and the Company’s receipt of information necessary to make a reasonable estimate. All of the consideration the Company receives for providing services, whether via a guaranteed minimum payment, fee-for-service payment or a variable royalty, is earned and recognized as revenue only after the services are provided to the customer.
      Certain of the Company’s agreements provide for guaranteed minimum payments to the Company. The Company determines the amount of service revenues to be recognized under these agreements by calculating the present value of the fixed and determinable cash flows over the term of the agreement. Accretion of the resulting discount is imputed on the related asset and recorded as interest income over the contract term. The present value of the fixed and determinable cash flows is recognized as revenue in proportion to the services performed based on a measurement of outputs. The Company recognizes revenues in excess of the guaranteed minimum when the amounts become fixed and determinable, but only after the related services have been provided. The amounts related to the variable components become fixed and determinable only when the actual sales of the related product(s) have occurred and exceed the guaranteed minimum.
      As the Company records the revenues it earns under such arrangements, it also records a commercial rights and royalties related asset in the accompanying balance sheet. This portion of the commercial rights and royalties related asset is reported as accounts receivable — unbilled within the intangibles and other assets section in the accompanying balance sheet. Cash received by the Company from its customers reduces this asset balance.
      The Company treats cash milestone payments to customers under the agreements as incentives to induce the customers to enter into such a service agreement with the Company pursuant to EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” These payments are recorded as a commercial rights and royalties related asset in the accompanying balance sheet as long as the Company’s estimated future economic benefits from those customer contracts are expected to exceed the amount of the payments. The related asset is amortized, in proportion to the services performed based on a measurement of outputs, as a reduction of revenue over the service period.

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
      Product revenues are recognized upon shipment when title passes to the customer, net of allowances for estimated returns, rebates and discounts. The Company is obligated to accept from customers the return of products that are nearing or have reached their expiration date. The Company monitors product ordering patterns and actual returns and analyzes wholesale inventory levels to estimate potential product return rates. When the Company lacks a sufficient historical basis to estimate return rates, the Company recognizes revenues and the related cost of revenues when end-user prescription data is received from third-party data providers.
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

Concentration of Credit Risk
      Substantially all revenue for the Product Development and Commercial Services Groups are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and reasonably within management’s expectations. While no customer accounted for more than 10% of consolidated net revenue for 2004 or either 2003 period presented herein, one customer accounted for approximately 10.6% of consolidated net revenue in 2002. These revenues were derived from the Company’s product development, commercial services and informatics segments.

Research and Development Costs
      Research and development costs relating principally to new software applications and computer technology are charged to expense as incurred. These expenses totaled $2.5 million in 2004, $201,000 and $1.2 million for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and $2.1 million in 2002.
      Although the Company has not entered into agreements to fund the development of a customer’s research and development activity, if the Company were to enter into such an arrangement, the Company would expense the amounts funded by the Company as research and development costs as incurred.

Income Taxes
      Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized.

Employee Stock Compensation
      The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” during 2004 utilizing the modified prospective approach as described in SFAS No. 148. Under the modified prospective approach, the Company has restated its 2004 financial statements to reflect the effect of the adoption of SFAS No. 123 as of January 1, 2004. The stock compensation expense recognized as a result of the adoption was $186,000 for 2004. The results for prior years have not been restated.
      Prior to the Pharma Services Transaction, the Company had outstanding stock options and elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” or APB 25, and related interpretations in accounting for its employee stock options. Because the exercise price equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. If the Company had accounted for the Company’s stock options under SFAS 123 prior to 2004, the Company would have recorded additional compensation expense in periods prior to January 1, 2004 for the stock option and restricted stock grants to its employees. Although the Company does not have any stock options outstanding subsequent to the Pharma Services Transaction, Pharma Services has issued options to purchase its common stock to certain of the Company’s employees.
      Pharma Services granted options to purchase 505,000 and 3,350,000 shares of its common stock to certain of the Company’s employees during the year ended December 31, 2004 and the period from September 26, 2003 through December 31, 2003, respectively. As of December 31, 2004, there were options to acquire 3,755,000 shares of Pharma Services common stock outstanding. There were no outstanding stock options to acquire the Company’s common stock as of December 31, 2004. In addition, the Company suspended its employee stock purchase plan effective April 2003, due to the Transaction.
      In addition, Pharma Services issued shares of its restricted common stock to certain of the Company’s employees, other than executive officers, for full recourse notes with a fixed interest rate. As of December 31, 2004, there were approximately 4.2 million shares of such restricted stock outstanding.
      Information regarding net (loss) income is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for the stock options granted and the restricted stock issued for recourse notes by its parent company, Pharma Services, to the Company’s employees under the fair value method of SFAS No. 123 for the periods not restated (i.e., periods prior to January 1, 2004). The following table illustrates the effect on net (loss) income if the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company had adopted SFAS No. 123, as amended by SFAS No. 148, the first day of the periods presented (in thousands):

	September 26, 2003	January 1, 2003
	through	through	Year ended
	December 31, 2003	September 25, 2003	December 31, 2002

	Successor	Predecessor	Predecessor
Net (loss) income, as reported	$(7,427)	$37,161	$127,323
Add: stock-based compensation expense included in net income (loss) as reported, net of related income tax	—	7,262	—
Less: total stock-based employee compensation expense determined under SFAS No. 123, net of related income tax	—	(18,435)	(15,957)

Pro forma net (loss) income	$(7,427)	$25,988	$111,366

Comprehensive Income
      The Company includes foreign currency translation adjustments and unrealized gains and losses on the available-for-sale securities in other comprehensive income. Accumulated other comprehensive income at December 31, 2004 was $52.5 million, which consisted of $45.3 million in foreign currency translation adjustments, $2.7 million, net of $1.5 million income tax, in unrealized gains on available-for-sale securities, $4.9 million minimum pension liability adjustment, net of $1.9 million income tax, and ($446,000) for comprehensive income to non-controlling interest. During the year ended December 31, 2004 and the period from January 1, 2003 through September 25, 2003, the Company reclassified $2.2 million, net of $1.2 million income tax, and ($11.1) million, net of ($6.0) million income tax, respectively, of net holding losses (gains) to revenues as the related securities were sold or deemed to be impaired. No such reclassifications were made in the period from September 26, 2003 through December 31, 2003.

Recently Adopted Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 153.
      In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123 utilizing the modified prospective approach during 2004. The adoption did not have a material effect on the Company’s results of operations or financial position.
      In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act creates a temporary incentive for United States multinationals to repatriate accumulated income

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as how to interpret numerous provisions in the Jobs Act. In December 2004, FASB issued FASB staff position SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” SFAS No. 109-2 allows companies to evaluate the effect of the law on their prior treatment of unrepatriated foreign earnings before it gives effect of the Jobs Act on its provision for income taxes. As of December 31, 2004, the Company had not decided on whether, and to what extent, it might repatriate earnings under the Jobs Act, and accordingly provided deferred income taxes on all its foreign earnings at tax rates that were in effect prior to the Jobs Act. Since December 31, 2004, the Company has partially completed its analysis of the impact of the Jobs Act on its plans for repatriation. Based on this analysis, the Company plans to repatriate $117.5 million in extraordinary dividends, as defined in the Jobs Act, during the first quarter of 2005, and accordingly anticipates recording an income tax benefit within a range between approximately $0 to $37.0 million depending on the profitability of our operations in the countries from which the earnings are repatriated. The Company has not decided whether any additional amounts of foreign earnings will be repatriated as it is continuing its assessment. The Company anticipates its assessment to be completed by December 1, 2005.
      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities (“VIEs”) to be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective dates of implementation for certain entities. The Company adopted these provisions, as required, with respect to VIEs created after December 31, 2003. The Company has determined that it is a non-public entity as defined by accounting guidance in FIN 46R. The effective date for applying the provisions of FIN 46R for interests held by non-public entities in VIEs or potential VIEs created after December 31, 2003 is January 1, 2005. The Company is currently evaluating the impact of FIN 46R on these interests created after December 31, 2003.

2.	Pharma Services and Financing Transactions
      Pursuant to a merger agreement dated as of April 10, 2003, as amended on August 18, 2003, by and among the Company, Acquisition Corp. and one of its parent companies, Pharma Services, Acquisition Corp. was merged with and into the Company on September 25, 2003, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of Pharma Services. Pharma Services was formed for purposes of the Transaction by Dr. Gillings, the Company’s Executive Chairman, Chief Executive Officer and founder, and One Equity Partners LLC (“One Equity”). Dr. Gillings and certain of his affiliates as well as other selected shareholders, including one Predecessor Company director (in addition to Dr. Gillings) and certain members of senior management (including certain executive officers), exchanged all or a portion of their equity interests in the Company for equity securities of Pharma Services. Pharma Services paid $14.50 in cash for each outstanding share of the Company’s Common Stock, except for shares held by Pharma Services and Acquisition Corp. In addition, Pharma Services paid the excess, if any, of $14.50 over the per share exercise price of each option outstanding at the effective time of the Transaction to purchase the Company’s Common Stock granted under any of the Company’s option plans, other than options held by Dr. Gillings and any other person who exchanged Company options for equity securities of Pharma Services. No merger consideration was paid for shares and/or options to purchase shares that were exchanged for equity securities of Pharma Services.

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

      The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The allocation of the purchase price to the fair value of net assets acquired is summarized below (in thousands):

Acquired tangible net assets	$1,179,070
Acquired intangible assets — commercial rights and royalties, licenses and customer relationships	207,829
Acquired intangible assets — trademarks, trade names and other	164,720
Acquired intangible assets — software and related	65,859
Goodwill	118,733

Total allocation of purchase price	$1,736,211

      During 2004, the Company evaluated the pre-acquisition contingencies. As part of this review, the Company revised its valuation allowance on its deferred tax assets and adjusted accruals relating to its restructuring plans, acquisition costs relating to the Pharma Services Transaction, as well as related income tax benefits. The adjustments resulted in a net decrease of approximately $57.1 million in goodwill.
      In accordance with EITF Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Dr. Gillings’ continuing residual interest has been reflected at its original cost, adjusted for his share of the Company’s earnings, losses and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s assets and liabilities being adjusted by approximately 93.74% of the difference between their fair value at the date of acquisition and their historical carrying cost.
      Pharma Services entered into agreements with GF Management Company, Inc. (“GFM”), and certain of the other equity investors of Pharma Services, including One Equity, pursuant to which Pharma Services paid GFM, a company controlled by Dr. Gillings, and One Equity a one-time transaction fee of $5.0 million and $15.0 million, respectively, at the effective time of the Transaction. In addition, Pharma Services agreed to have the Company pay an annual management service fee of approximately $3.8 million

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
to the Pharma Services investor group, of which GFM, TPG Advisors III, Inc. (“TPG”) and Cassia Fund Management Pte Ltd., an affiliate of Temasek Holdings (Pte) Ltd (“Temasek”), each receive approximately $750,000 and One Equity receives approximately $1.5 million until 2008. For the year ended December 31, 2004 and the period from September 26, 2003 through December 31, 2003, the Company expensed $3.8 million and $938,000, respectively, in management fees.
      Pharma Services was also responsible for the fees and expenses of Dr. Gillings, One Equity, Temasek and TPG, and each of their respective affiliates and advisors, related to the Transaction. During 2003, Pharma Services paid $17.1 million, $9.8 million, $3.4 million and $2.0 million to Dr. Gillings, One Equity, Temasek and TPG, respectively, pursuant to this arrangement.

3.	Accounts Receivable and Unbilled Services
      Accounts receivable and unbilled services consist of the following (in thousands):

	December 31,

	2004	2003

	Successor	Successor
Trade:
Billed	$166,647	$139,963
Unbilled services	138,607	103,216

	305,254	243,179
Allowance for doubtful accounts	(4,847)	(6,037)

	$300,407	$237,142

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

	December 31,

Region	2004	2003

	Successor	Successor
Americas:
United States	41%	35%
Other	1	3

Americas	42	38
Europe:
United Kingdom	32	28
Other	17	20

Europe	49	48
Asia-Pacific and Africa:
Japan	6	8
Other	3	6

Asia-Pacific and Africa	9	14

	100%	100%

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

4.	Commercial Rights and Royalties
      Commercial rights and royalties related assets are classified either as commercial rights and royalties, accounts receivable — unbilled, or advances to customers in the non-current asset section of the accompanying balance sheets. As of December 31, 2004, the amounts paid to Eli Lilly and Company (“Lilly”) under the Cymbaltatm contract have been classified as a commercial rights and royalties asset since Cymbaltatm received United States Food and Drug Administration (“FDA”) approval during the third quarter of 2004. Below is a summary of the commercial rights and royalties related assets (in thousands):

	December 31,

	2004	2003

	Successor	Successor
Commercial rights and royalties	$138,543	$12,528
Accounts receivable-unbilled	46,669	40,107
Advances to customer	—	70,000

Total	$185,212	$122,635

      Below is a brief description of these agreements:
      In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CV Therapeutics”) to commercialize Ranexatm for angina in the United States and Canada. In July 2003, CV Therapeutics and the Company entered into a new agreement that superseded the prior agreement. Under the terms of the July 2003 agreement, all rights to Ranexatm reverted back to CV Therapeutics, and CV Therapeutics will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CV Therapeutics common stock at $32.93 per share during the five-year term commencing July 9, 2003. CV Therapeutics also is obligated to purchase from the Company, within six months of the approval of Ranexatm, services of at least $10.0 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10.0 million in purchased services.
      In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. As of December 31, 2004, the Company has capitalized 251.8 million Philippine pesos (approximately $4.5 million) related to the cost of acquiring these commercial rights and amortized these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.
      In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“Pilot”) to commercialize a natural therapy for asthma, AIROZINtm, in the United States and Canada. Under the terms of the agreement, the Company was to provide commercialization services for AIROZINtm and a milestone-based $6.0 million line of credit which is convertible into Pilot’s common stock, of which $4.0 million has been funded by the Company. Further, based on achieving certain milestones, the Company committed to funding 50% of sales and marketing activities for AIROZINtm over five years with a $6.0 million limit per year. Following product launch, the agreement provides for the Company to receive royalties based on the net sales of AIROZINtm. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form  10-QSB filed by Pilot on September 5, 2003 indicated that Pilot will need significant additional financing to continue operations beyond September 15, 2003, and Pilot has not made any additional filings with the Securities and Exchange Commission since

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
that time. As such, the Company recorded an impairment of $4.0 million during 2003 on the loan receivable from Pilot and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003. In 2004, Pilot ceased active operations and is pursuing a recapitalization strategy. During September 2004, the Company signed a non-binding letter of intent with Pilot’s banker to convert the Company’s debt to equity in Pilot as part of Pilot’s recapitalization plan.
      In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“Discovery”) to commercialize, in the United States, Discovery’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of Discovery’s common stock and a warrant to purchase 357,143 shares of Discovery’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to Discovery a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by Discovery. As of December 31, 2004, the Company has made $8.5 million available under the line of credit, of which $5.9 million has been funded. In addition, the Company has received warrants to purchase approximately 320,000 shares of Discovery common stock as milestones were achieved. The Company agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, Discovery agreed to pay the Company commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of Discovery common stock included participation rights to acquire additional shares of Discovery. The Company exercised its participation rights in two such transactions with Discovery. During November 2002, the Company purchased an additional 266,246 shares of Discovery common stock along with a detachable warrant to purchase 119,811 shares of Discovery common stock for $517,000. Using the cashless exercise feature, the Company exercised the November 2002 warrant and received 83,357 shares of Discovery common stock. During July 2003, the Company purchased an additional 218,059 shares of Discovery common stock along with a detachable warrant to purchase 43,612 shares of Discovery common stock for $1.2 million. In February 2004, the Company used the cashless feature to exercise warrants to purchase 357,143 shares of common stock and received 249,726 shares of Discovery common stock. In April 2004, the Company used the cashless feature to purchase 213,334 shares of common stock and received 160,318 shares of Discovery common stock. In July 2004, the Company used the cashless feature to purchase 106,666 shares of common stock and received 68,084 shares of Discovery common stock. During November 2004, the Company and Discovery agreed to restructure their commercialization arrangements to allow Discovery to assume the entire commercialization program for Surfaxin®. As part of this new arrangement, the Company will not pay for the sales and marketing activities of Surfaxin®, nor will the Company receive commissions on the net sales of Surfaxin®. Further, the Company has extended the $8.5 million line of credit through December 31, 2006. In return for these modifications, the Company received a warrant to purchase 850,000 shares of Discovery common stock at an exercise price of $7.19 per share which resulted in the Company recognizing revenues of $1.2 million related to the restructuring of the commercialization arrangements. The Company will also continue to have a preferred provider relationship with Discovery. Subsequent to December 31, 2004, Discovery’s contract manufacturer received a letter from the FDA notifying it of certain deficiencies in its manufacturing process. Discovery management, in a press release, indicated that these deficiencies are likely to be resolved by July 2005 and resolution of the issues will cause the anticipated commercial launch of Surfaxin®, if approved, to be delayed until the fourth quarter of 2005 or the first quarter of 2006. In addition, during February 2005, Discovery received an Approvable Letter from the FDA for Surfaxin® for the prevention of Respiratory Distress Syndrome in premature infants. The Company believes that the delay in the expected launch date will not impact Discovery’s ability to repay the line of credit outstanding at December 31, 2004.
      In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“Kos”) to commercialize, in the United States, Kos’ treatments for cholesterol disorders, Advicor® and Niaspan®.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with Kos’ sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of Kos’ common stock at $32.79 per share, exercisable in installments over two years. Further, the Company will receive commissions based on net sales of the products from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended September 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through December 31, 2004, the Company has received payments totaling approximately $23.7 million. The proceeds are reported in the statements of cash flows as an operating activity — change in operating assets and liabilities.
      During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of December 31, 2004, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $13 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimum royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.
      In July 2002, the Company entered into an agreement with Lilly to support Lilly in its commercialization efforts for Cymbaltatm in the United States. Lilly has submitted a New Drug Application, or NDA, for Cymbaltatm, which was approved in the third quarter of 2004 by the FDA for the treatment of depression. Under the terms of the agreement, the Company will provide, at its expense, more than 500 sales representatives to supplement the extensive Lilly sales force in the promotion of Cymbaltatm for the five years following product launch. The Company’s sales force will promote Cymbaltatm in its primary, or P1, position within sales calls. During the first three years Lilly will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to Lilly totaling $110.0 million, of which $70.0 million was paid in 2002, $20 million was paid in 2004 and the remaining $20.0 million is due over the first two quarters of 2005. In addition, the Company paid Lilly an additional $5.0 million for the approval of Cymbaltatm for diabetic peripheral neuropathic pain. The revenues related to this indication will be included in the basis for the royalties paid to the Company. The $95.0 million in payments made and the $20 million in payments the Company is liable for have been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period, which commenced in August 2004. The sales force costs are being expensed as incurred. The payments are reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. Prior to FDA approval, the $70.0 million payment was classified as an advance to customer on the balance sheet. Following the FDA approval, this amount and subsequent payments are classified as a commercial rights and royalties asset. In return for the P1 position for Cymbaltatm and the marketing and milestone payments, Lilly will pay to the Company 8.25% of United States Cymbaltatm sales for depression and other included neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. The Company has also recorded revenues, net of related amortization, related to the royalty, and P2 and P3 positions on Cymbaltatm of $11.6 million for the year ended December 31, 2004.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“Columbia”) to commercialize, in the United States, the following women’s health products: Prochievetm 8%, Prochievetm 4%, Advantage-S® and RepHreshtm. Under the terms of the agreement, the Company purchased 1,121,610 shares of Columbia common stock for $5.5 million. The Company also paid to Columbia four quarterly payments of $1.125 million totaling $4.5 million. The payments are reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive royalties of 5% on the sales of the four Columbia women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. Through December 31, 2004, the Company has received payments totaling approximately $691,000. The proceeds are reported in the statements of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. The same sales force also commercializes Columbia’s Strianttm product under the Company’s March 2003 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The purchase of the Columbia common stock included participation rights to acquire additional shares of Columbia. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of Columbia for $664,000.
      In March 2003, the Company entered into an agreement with Columbia to commercialize Columbia’s Strianttm testosterone buccal bioadhesive product in the United States. Strianttm was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has made five quarterly payments of $3.0 million each to Columbia totaling $15.0 million. The payments are reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive a 9% royalty on the net sales of Strianttm in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. Through December 31, 2004, the Company has received payments totaling approximately $453,000. The proceeds are reported in the statements of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half-year term. The same sales force also commercializes the women’s health products of Columbia under the Company’s July 2002 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The Company has continued to monitor the revenue growth of Columbia’s Strianttm product and Columbia’s women’s health products, which are subject to separate agreements with the Company and the ability of Columbia to meet its minimum obligations under these agreements. Based upon the financial prospects of Columbia and the Company’s assessment of various potential outcomes it might realize under its agreements with Columbia, during the third quarter of 2004, the Company recognized an impairment of $7.8 million in its commercial rights and royalties asset relating to the Strianttm product. In February 2005, Columbia announced a plan to reduce its sales force from 68 sales representatives to 28. The Company’s sales force will be impacted by this restructuring. The Company believes that the value associated with the accounts receivable and commercial rights assets related to the Columbia products continues to be recoverable and does not anticipate a further impairment to these assets.
      In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company will have the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
$7.5 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company will have the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $9.4 million) of which 2.2 million euros (approximately $3.0 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid 8.6 million euros (approximately $11.7 million) as of December 31, 2004. The payments are reported in the statements of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided all of the services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.
      In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and United States launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company, at agreed upon rates. The customer may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. The agreement contains quarterly limits on the Company’s service obligations with a maximum of $10.0 million of services in any quarter. Without revising the overall limits of the agreement, the agreement was amended to allow increased spending for the second, third and fourth quarters of 2004. The revised quarterly limits were $11 million for the second quarter of 2004 and $13 million for each of the third and fourth quarters of 2004. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new product, the Company is obligated to provide no more than $57.5 million in services. In return for performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on United States net sales of the existing product and (2) beginning on the United States launch of the new product, a declining tiered royalty (beginning in the low teens) on United States net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. The Company will also receive a $20.0 million payment from the customer upon the United States launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, the Company may terminate its remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $21.4 million of services under this agreement through December 31, 2004.
      In September 2004, the Company entered into an agreement with Solvay Pharmaceuticals B.V. (“Solvay”) to provide clinical development services valued at $25 million for ten Solvay clinical Phase II projects, thereby sharing the costs and uncertainties of the outcomes for these projects. The agreement specifies project and annual spending limits. Spending beneath these limits may be carried over to one of the other ten projects or another year, but may not exceed the overall $25.0 million limit. The Company will expense the costs related to these projects as the expenses are incurred. Through December 31, 2004,

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the Company has provided services of $1.8 million in value of the $25.0 million committed. The costs related to the $1.8 million have been expensed as incurred. In return, the Company will receive a milestone payment from Solvay for each of the compounds reaching positive clinical proof-of-principle and moving into further development. The agreement terminates upon the final determination of the successful or unsuccessful completion of the ten projects.
      In December 2004, the Company entered into an agreement with Cell Therapeutics, Inc. (“Cell Therapeutics”) involving Cell Therapeutics’ cancer therapy, TRISENOX® (arsenic trioxide). Under the agreement, the Company paid Cell Therapeutics $25.0 million in cash and will make available $5.0 million in services from the Company. The $25.0 million payment has been capitalized and reported in the accompanying statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The $25.0 million commercial rights and royalties asset will be amortized in proportion to the estimated revenues as a reduction of revenues over the service period. The Company’s service obligations will be expensed as incurred and are anticipated to occur during 2005, but may run longer depending on Cell Therapeutics’ actual use of services. In return, Cell Therapeutics will pay the Company royalties based on a percentage of net sales of TRISENOX® in the United States and certain European countries over a five year period beginning January 1, 2006. The agreement also provides the Company with a security interest in Cell Therapeutics’ TRISENOX® assets related to Cell Therapeutics’ royalty payment obligations. The royalties are subject to minimum and maximum amounts of $53.0 million and $69.0 million, respectively, over the life of the agreement. Under certain termination events, including product divestiture by Cell Therapeutics, the minimum amounts due from Cell Therapeutics may be adjusted to ensure we maintain a certain internal rate of return. As of December 31, 2004, the Company has paid the $25.0 million cash element, but has not yet commenced the provision of services.
      In December 2004, the Company entered into a co-promotion agreement with Yamanouchi Pharma Limited (“Yamanouchi”) to support Yamanouchi in its commercialization efforts for Vesicaretm in the United Kingdom. Vesicaretm, or solifenacin, is currently approved for the treatment of overactive bladder. Under the terms of the agreement, the Company will provide, at its expense a £500,000 (approximately $963,000), marketing contribution and a sales force to supplement Yamanouchi’s sales force for three years. The Company’s sales force will promote Vesicaretm in its primary, or P1, position within sales calls and will be required to make a minimum number of sales calls each year. The cash payment for the marketing contribution which will occur in 2005 will be capitalized and amortized in proportion to the estimated revenues as a reduction of revenue over the three-year service period. The payment will be reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The sales force costs are being expensed as incurred. In return for the P1 position for Vesicaretm, Yamanouchi will pay the Company a royalty based on the net sales of Vesicaretm over six years.
      The Company has firm commitments under the arrangements described above to provide funding of approximately $781.5 million in exchange for various commercial rights. As of December 31, 2004, the Company has funded approximately $276.5 million. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $4-16 million per year for a period over the next three years, subject to certain limitations and varying time periods.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	2005	2006	2007	2008	2009	Total

Service commitments	$130,729	$99,086	$97,431	$88,593	$66,932	$482,771
Milestone payments	20,000	—	—	—	—	20,000
Licensing and distribution rights	2,183	—	—	—	—	2,183

	$152,912	$99,086	$97,431	$88,593	$66,932	$504,954

5.	Investments — Debt Securities
      The following is a summary as of December 31, 2004 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Held-To-Maturity Securities:	Cost	Gains	Losses	Value

State Securities —
Maturing in one year or less	$569	$—	$—	$569
Maturing in over five years	2,841	—	—	2,841

	$3,410	$—	$—	$3,410

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Available-For-Sale Securities:	Cost	Gains	Losses	Value

Other	$7,667	$1,044	$—	$8,711

	$7,667	$1,044	$—	$8,711

      The following is a summary as of December 31, 2003 of held-to-maturity securities and available-for-sale securities by contractual maturity where applicable (in thousands):

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

      The Company recognized $812,000 of losses from the sale of debt securities during the period from January 1, 2003 through September 25, 2003. The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale debt securities included in the accumulated other comprehensive income component of shareholders’ equity was $452,000 in 2004, $190,000 and $468,000 during the periods from

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and ($1.0) million in 2002.

6.	Investments — Marketable Equity Securities
      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such investments as of December 31, 2004 is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership %(1)	Cost Basis	Value

Common Stock:
Discovery Laboratories, Inc.	DSCO	1,567,741	5.1%	$12,370	$12,432
Genitope, Inc.	GTOP	222,222	0.9%	1,000	3,787
Columbia Laboratories, Inc.	CBRX	1,178,359	2.8%	3,123	3,123
Other				4,737	5,083

Total Marketable Equity Securities				$21,230	$24,425

      The Company’s portfolio in such investments as of December 31, 2003 is as follows (in thousands except share data):

			Estimated
	Trading	Number of	Beneficial		Fair Market
Company	Symbol	Shares	Ownership %(1)	Cost Basis	Value

Common Stock:
The Medicines Company	MDCO	1,185,320	2.5%	$30,759	$34,920
Discovery Laboratories, Inc.	DSCO	1,359,567	4.6%	9,789	14,262
Columbia Laboratories, Inc.	CBRX	1,178,359	3.0%	14,235	7,424
Derivative instruments (see Note 8)				—	(1,526)
Other				2,301	3,214

Total Marketable Equity Securities				$57,084	$58,294

(1)	The estimated beneficial ownership percentage calculation is based upon the issuer’s filings with the United States Securities and Exchange Commission. The beneficial ownership percentage is subject to change due to the Company’s transactions in these investments and changes in the issuer’s capitalization.
      The Company recognized gains from the sale of marketable equity securities of $4.4 million during 2004, $209,000 and $24.0 million for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and $14.1 million during 2002. The Company recognized losses from the sale of marketable equity securities of $328,000 during 2004, $2,000 during the period from September 26, 2003 through December 31, 2003, and $66,000 during the year ended December 31, 2002. Gross unrealized gains totaled $3.2 million as of December 31, 2004, $1.2 million as of December 31, 2003 and $31.5 million as of December 31, 2002 from investments in marketable equity securities. The net after-tax adjustment to unrealized holding gains (losses) on marketable equity securities included in the accumulated other comprehensive income component of shareholders’ equity was $2.0 million in 2004, $787,000 and $8.l million for the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003,

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
respectively, and ($10.1) million in 2002. In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other than temporary, the Company also recognized losses due to the impairment of marketable equity securities of $11.4 million in 2004, $282,000 for the period from January 1, 2003 through September 25, 2003, and $335,000 in 2002.

7.	Investments — Non-Marketable Equity Securities and Loans
      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of December 31, 2004 is as follows (in thousands):

		Remaining
		Funding
Company	Cost Basis	Commitment

Venture capital funds	$32,950	$12,419
Equity investments (nine companies)	17,827	1,023
Convertible loans (three companies)	60	19
Loans (two companies)	5,604	2,564

Total non-marketable equity securities and loans	$56,441	$16,025

      Management expects the above remaining funding commitments to be incurred during 2005. However, the amount and timing of such funding events are subject to a number of different variables and may differ materially from management’s estimates.
      The Company’s portfolio in such transactions as of December 31, 2003 is as follows (in thousands):

Company	Cost Basis

Venture capital funds	$31,669
Equity investments (six companies)	13,581
Convertible loans (three companies)	727
Loans (two companies)	2,579

Total non-marketable equity securities and loans	$48,556

      Included in the venture capital fund line item was $9.8 million at December 31, 2003, representing investments in funds which were managed by A. M. Pappas & Associates, LLC, whose chief executive officer was a member of the Company’s Board of Directors until September 25, 2003.
      The Company also has future loan commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these commitments are not included in the commitment amounts described above.
      The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other than temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment.
      The Company recognized $1.1 million, $1.2 million, $10.3 million and $4.0 million of losses due to such impairments in 2004, in the period from September 26, 2003 through December 31, 2003, in the period from January 1, 2003 through September 25, 2003 and in 2002, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that was deemed by management to be other than temporary.

8.	Derivatives
      As of December 31, 2004, the Company had the following derivative positions: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) forward exchange contracts to hedge forecasted foreign currency cash flows related to service contracts. The Company does not use derivative financial instruments for speculative or trading purposes.
      As of December 31, 2004 and 2003, the Company had funded three convertible loans with a carrying value of approximately $60,000 and $727,000, respectively. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.
      As of December 31, 2004 and 2003, the Company had several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the Company’s freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, exercise price, time to expiration of the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. The Company recognized an investment loss of $1.2 million in 2004 and investment revenues of $2.6 million and $14.7 million during the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively, and $535,000 in 2002 related to changes in the fair values of the warrants.
      The Company had no open exchange-traded option contracts at December 31, 2004 and 2003. During 2002, the Company recorded a $3.4 million gain in earnings related to changes in fair value of put and call option contracts.
      In 2004, the Company entered into 12 foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2005. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the first nine months of 2005, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instruments is recorded as unrealized holding gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, as defined. As of December 31, 2004, the Company recorded gross unrealized gains on these transactions of approximately $31,000 and gross unrealized losses of approximately $10,000. Upon expiration of the hedge

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
instruments, all amounts recorded as unrealized holding gains (losses) on the derivative instruments included in the accumulated other comprehensive income component of shareholders’ equity are expected to be reclassified into income during 2005. The unrealized gains and losses are shown as an other current asset and other current liability, respectively, on the accompanying balance sheets.
      In 2003, the Company had entered into three zero-cost-collar transactions to hedge certain future cash flows occurring in 2004. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from the sales of the underlying security during the first three quarters of 2004, these transactions were accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was recorded as unrealized holding gains (losses) on marketable equity securities included in the accumulated other comprehensive income component of shareholders’ equity. This hedge was deemed to be perfectly effective under SFAS No. 133, as defined. As of December 31, 2003, the Company recorded a gross unrealized loss on these transactions of $1.5 million. This unrealized loss is shown as a reduction of the marketable equity security balance on the accompanying balance sheets. As of December 31, 2004, these contracts have expired unexercised. Upon expiration of the hedging instruments, all amounts recorded as unrealized holding gains (losses) on marketable equity securities included in the accumulated other comprehensive income component of shareholders’ equity were reclassified into income. As each of these zero-cost-collar transactions expired unexercised, the zero-cost-collar contract had no value; therefore, there were no amounts reclassified into income. The underlying equity security was sold, generating approximately $31.0 million in cash and a gain of approximately $1.8 million in 2004.

9.	Investment Revenues
      The following table is a summary of investment revenues (in thousands):

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
Marketable equity and derivative securities:
Gross realized gains	$7,389	$4,381	$38,724	$18,093
Gross realized losses	(4,550)	(396)	—	(92)
Impairment losses	(11,379)	—	(282)	(335)
Non-marketable equity securities and loans:
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Impairment losses	(1,080)	(1,225)	(10,269)	(3,962)

	$(9,620)	$2,760	$28,173	$13,704

10.	Investments in Unconsolidated Affiliates
      In January 2002, the Company acquired an equity interest in a site management organization in France for approximately $328,000. The Company’s pro rata share of earnings is included in the accompanying statements of operations as equity in (losses) earnings of unconsolidated affiliates. The Company owned approximately 41.0% of this entity at December 31, 2004 and 2003.
      In May 2002, the Company and McKesson Corporation (“McKesson”) completed the formation of a healthcare informatics joint venture named Verispan, L.L.C. (“Verispan”). The Company and McKesson are equal co-owners of a majority of the equity of Verispan. The Company contributed the net assets of its

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Informatics Group having a historical cost basis of approximately $112.1 million (including approximately $101.7 million of basis in excess of the book value of the identifiable net assets) and funded $10.0 million to Verispan. The net assets contributed to Verispan primarily consisted of accounts receivable, prepaid expense, property and equipment, trade accounts payable, accrued expenses and unearned income, including the basis in excess of the book value of the identifiable net assets. Verispan licenses data products to the Company and McKesson for use in their respective core businesses. Under the license arrangement, the Company continues to have access to Verispan’s commercially available products to enhance their service to and partnering with the Company’s customers.
      The Company accounts for its investment in Verispan under the equity method of accounting; therefore, the Company’s pro rata share of Verispan’s earnings, since the date of formation, is included in equity in (losses) earnings of unconsolidated affiliates. As of December 31, 2004 and 2003, the Company owned approximately 43.5% of Verispan. The Company’s ownership percentage may change from period to period to the extent new equity partners are admitted to the joint venture. The Company has recorded its investment in Verispan, approximately $120.5 million at December 31, 2004 and $120.7 million at December 31, 2003, as an investment in unconsolidated affiliates.

11.	Minority Interests
      In June 2004, the Company’s ownership interest in its Japanese subsidiary, Quintiles Transnational Japan K.K. (“QJPN”) decreased by approximately 20% to 80% through two transactions as further discussed in Note 12. As a result, the Company recorded the minority interest’s pro rata share of QJPN’s earnings in the accompanying statements of operations since the date of the transactions.
      In October 2002, the Company acquired a controlling interest in Health Research Solutions Pty Ltd (“HRS”) and, accordingly, the results of operations for HRS and the assets and liabilities of HRS are included in the results of operations and assets and liabilities of the Company. In September 2003, the Company acquired the remaining interest in HRS for 71,724 shares of the Company’s common stock. The Company recorded the minority interest’s pro rata share (approximately 33.33%) of HRS’ earnings from October 2002 until the Company acquired the minority interest in September 2003 in the accompanying statement of operations.
      In September 2003, the Company acquired a controlling interest in Pharmaplan Limited (“Pharmaplan”) and, accordingly, the results of operations for Pharmaplan and the assets and liabilities of Pharmaplan are included in the results of operations and assets and liabilities of the Company. The Company recorded the minority interest’s pro rata share (approximately 50% at December 31, 2004 and 2003) of Pharmaplan’s earnings in the accompanying statements of operations.

12.	Gain on Sale of Portion of an Investment in a Subsidiary and Change in Interest Transaction
      In June 2004, Mitsui & Co., Ltd. (“Mitsui”) acquired a 20% voting interest in one of the Company’s subsidiaries, QJPN, through two transactions. Mitsui acquired 3,556 shares of QJPN’s ordinary shares from the Company for approximately 4.0 billion yen (approximately $37.0 million). As part of its sale of 3,556 ordinary shares, the Company may receive up to an additional 2.0 billion yen (approximately $18.5 million) based on QJPN’s future financial performance. Due to the uncertainty associated with the contingent consideration, the Company has not included this amount in its gain on the sale of a portion of an investment in a subsidiary. During 2004, the Company recorded a gain on the sale of a minority interest in a subsidiary of $24.7 million related to this transaction.
      In addition, QJPN issued 1,778 shares of its Class A preference shares and 1,778 ordinary shares to Mitsui for approximately 4.7 billion yen (approximately $42.9 million). The issuance by QJPN of the additional ordinary shares further reduced the ownership interest of the Company in QJPN. As the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
proceeds from the issuance of preference shares are not considered realized until the preference shares are converted into ordinary shares, the Company did not include such proceeds in its non-operating gain on the change in interest transaction. The Company recorded a non-operating gain on the change in interest transaction of approximately $10.0 million.
      As the preference shares are substantially the same as the ordinary shares since the holders participate equally in dividends, voting rights and liquidation of residual assets, the Company included the preference shares in determining the minority ownership interest in QJPN. Therefore, the percentage used by the Company in calculating the minority interest is 20%.

13.	Goodwill and Identifiable Intangible Assets
      As of December 31, 2004, the Company has approximately $368.3 million of identifiable intangible assets, of which approximately $109.7 million, relating to trademarks and tradenames, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable intangible assets were as follows:

		September 26, 2003	January 1, 2003
	Year ended	through	through	Year ended
	December 31, 2004	December 31, 2003	September 25, 2003	December 31, 2002

	Successor	Successor	Predecessor	Predecessor
Amortization expense	$72.4 million	$22.5 million	$23.6 million	$26.8 million
      Estimated amortization expense for existing identifiable intangible assets is targeted to be approximately $60.8 million, $28.6 million, $18.1 million, $12.6 million and $7.4 million for the year ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.
      The following is a summary of identifiable intangible assets (in thousands):

	As of December 31, 2004			As of December 31, 2003

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

	Successor			Successor
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$125,802	$46,847	$78,955	$126,110	$11,011	$115,099
Trademarks, trade names and other	169,496	18,967	150,529	164,720	4,492	160,228
Software and related assets	73,051	28,078	44,973	65,472	5,548	59,924

	$368,349	$93,892	$274,457	$356,302	$21,051	$335,251

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following is a summary of goodwill by segment for the year ended December 31, 2004 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated

Balance as of December 31, 2003	$116,931	$61,750	$2,646	$181,327
Less: goodwill allocated to certain assets disposed of	(519)	—	—	(519)
goodwill allocated to sale of a portion of an investment in a subsidiary	(2,345)	(4,424)	—	(6,769)
goodwill allocated to non-operating change in interest transaction	(988)	(1,865)	—	(2,853)
goodwill allocated to the sale of discontinued operation	—	—	(1,233)	(1,233)
Add: Earn out on acquisition	2,525	176	—	2,701
Privatization transaction price adjustment	(45,131)	(11,994)	—	(57,125)
Impact of foreign currency fluctuations	470	14	—	484

Balance as of December 31, 2004	$70,943	$43,657	$1,413	$116,013

      The following is a summary of goodwill by segment for the successor period from September 26, 2003 through December 31, 2003 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated

Balance as of September 26, 2003	$—	$—	$—	$—
Add: Transaction	111,500	61,712	2,646	175,858
Add: Acquisitions	5,431	39	—	5,470
Impact of foreign currency fluctuations	—	(1)	—	(1)

Balance as of December 31, 2003	$116,931	$61,750	$2,646	$181,327

      The following is a summary of goodwill by segment for the predecessor period from January 1, 2003 through September 25, 2003 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated

Balance as of December 31, 2002	$38,918	$31,215	$—	$70,133
Add: Acquisitions	71	208	1,875	2,154
Impact of foreign currency fluctuations	3,729	965	—	4,694

Balance as of September 25, 2003	$42,718	$32,388	$1,875	$76,981

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

14.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	December 31,

	2004	2003

	Successor	Successor
Compensation and payroll taxes	$126,153	$103,010
Restructuring	10,646	15,743
Transaction	5,576	32,900
Other	131,576	100,050

	$273,951	$251,703

15.	Credit Arrangements
      The following is a summary of the credit facilities available to the Company at December 31, 2004:

Facility	Interest Rates

$75.0 million	Either at LIBOR (2.56% at December 31, 2004) plus 2.75% or ABR (5.25% at December 31, 2004) plus 1.75%
£1.5 million (approximately $2.9 million) general banking facility with a United Kingdom bank used for the issuance of guarantees	1% per annum fee for each guarantee issued
      The Company did not have any outstanding balances on these facilities at December 31, 2004 and 2003.
      Long-term debt consist of the following (in thousands):

	December 31,

	2004	2003

	Successor	Successor
10% Senior Subordinated Notes due 2013	$450,000	$450,000
Senior Term Loan (Either at LIBOR (2.56% at December 31, 2004) plus 4.25% or ABR (5.25% at December 31, 2004) plus 3.25%)	306,125	309,225
Missouri tax incentive bonds due October 2009 (6.7% annual interest rate)	3,256	3,789
Other notes payable	4,160	5,926

	763,541	768,940
Less: current portion	(5,431)	(5,583)

	$758,110	$763,357

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$5,431
2006	5,091
2007	4,199
2008	3,904
2009	3,948
Thereafter	740,968

$763,541

      The estimated fair value of the long-term debt was $822.1 million and $814.9 million at December 31, 2004 and 2003, respectively.
      In connection with the long-term debt agreements, the Company has net debt issuance costs of approximately $22.3 million and $25.7 million as of December 31, 2004 and 2003, respectively, included as an other asset in the accompanying balance sheets. The debt issuance costs are being amortized into interest expense using the effective interest method over the term of the related debt arrangements, which range from five years to 20 years.
      The Company’s various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on its ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase its capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures and (v) issue capital stock of its subsidiaries. The agreements also contain financial covenants requiring the Company to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios, as defined therein. As of December 31, 2004, the Company was in compliance with the debt covenants.

16.	Leases
      The Company leases certain office space and equipment under operating leases. The leases expire at various dates through 2017, with the exception of one lease which expires in 2074, with options to cancel certain leases at five-year increments. Rental expenses under these agreements were approximately:

		September 26, 2003	January 1, 2003
	Year ended	through	through	Year ended
	December 31, 2004	December 31, 2003	September 25, 2003	December 31, 2002

	Successor	Successor	Predecessor	Predecessor
Rental expenses under agreements	$74.5 million	$18.6 million	$56.3 million	$75.1 million
The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with costs of revenues and accumulated depreciation in the accompanying financial statements.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 (in thousands):

	Capital Leases	Operating Leases

2005	$16,060	$63,669
2006	14,341	46,909
2007	1,341	30,834
2008	704	18,696
2009	421	10,158
Thereafter	242	43,495

Total minimum lease payments	33,109	$213,761

Amounts representing interest	(1,769)

Present value of net minimum payments	31,340
Current portion	(14,888)

Long-term capital lease obligations	$16,452

      During each of the last six years, the Company entered into sale-leaseback transactions of personal property with the city of Kansas City. Funding for these transactions was provided by the Company’s purchase of Kansas City industrial development bonds. As such, the Company has a corresponding asset and liability, which are netted in the accompanying balance sheets as right of set-off exists. These transactions approximated the carrying value of the assets; accordingly, no gains or losses were recognized as a result of these transactions.
      The Company uses the facilities of several buildings in South Africa owned and operated by two South African entities. Dr. Greeff, an executive officer of the Company, serves on the Board of Directors and his trust owns 40% of the outstanding shares of stock of one of these entities. Dr. Greeff’s trust owns 40% of a 50% interest in the other entity. The Company leases these buildings from these entities pursuant to separate lease agreements. The initial term of each of the three leases is six years and four months, expiring in March 2006, three years and one month, expiring in March 2005, and five years, expiring in March 2006, respectively, and each lease is renewable for one five-year term. Under the terms of the lease arrangements covering those facilities, the Company paid these entities an aggregate of approximately $1.0 million, $215,000 and $575,000 in rent during 2004 and the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, respectively.

17.	Contingencies
      On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, the Company’s excess liability carrier for coverage years 2000-2001 and 2001-2002, seek to rescind the policies issued to the Company based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal seek a declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in a class action lawsuit that was settled involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal request an allocation of the defense costs between the claims they contend are covered and non-covered claims. The

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company has filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company has amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to its position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The Company signed a settlement agreement with Federal and Chubb, which did not result in the Company making any payments. The case between the Company and Federal and Chubb was dismissed on December 30, 2004. The Company and AON also have agreed to a settlement in principle, which does not result in the Company making any payments.
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
      On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited (“Novex”), a subsidiary of the Company. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $100.5 million). On December 17, 2004, Novex filed an answer and counterclaim asserting breach of contract. The Company believes that the allegations made by ML are without merit and intends to defend the case vigorously.
      On May 26, 2000, the Company completed the sale of its electronic data interchange unit, ENVOY, to Healtheon/ WebMD Corp., which subsequently changed its name to WebMD. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to the Company. The Company received $400 million in cash and 35 million shares of WebMD common stock in exchange for its entire interest in ENVOY and a warrant to acquire 10 million shares of the Company’s common stock at $40 per share, exercisable for four years. The Company recorded an extraordinary gain on the sale of $436.3 million, net of estimated taxes of $184.7 million. Because the original acquisition of ENVOY qualified as a tax-free reorganization, the Company’s tax basis in the acquisition was allowed to be determined by substituting the tax basis of the previous shareholders of ENVOY. However, when the Company sold ENVOY to WebMD during 2000, the tax basis of the previous shareholders was not available to the Company since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, the Company had to estimate its tax basis in ENVOY by reviewing financial statements, income tax returns and other public documents which were available to the Company at that time. In September 2001, the Company received the results of a tax basis study completed by its external income tax advisors, which was prepared so that the Company could prepare and file its 2000 United States Corporate income tax return. Using the tax basis determined in that study, income taxes from the sale totaled approximately $42.7 million, or approximately $142.0 million less than the estimate previously used to determine the extraordinary gain on the sale. This resulted in an increase of $142.0 million in the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
extraordinary gain on the sale of ENVOY. In January 2004, the Company received a communication from the Internal Revenue Service proposing an increase in its income taxes owed for 2000 by approximately $153.1 million. After further discussions, the Internal Revenue Service revised and reissued its prior communication, reducing the proposed assessment to $84.6 million. The increase relates to the Internal Revenue Service challenging the Company’s method for determining the basis it applied to the sale of ENVOY. The Company is contesting the proposed increase and is presently in the appeals process with the Internal Revenue Service.
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

18.	Commitments
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

19.	Shareholders’ Equity
      The Company is authorized to issue 125 million shares of common stock, $.01 per share par value. At December 31, 2004 and 2003, all 125 million common shares of $.01 par value were outstanding.
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
      In November 1999, the Board of Directors declared distribution of one preferred stock purchase right (a “Right) for each outstanding share of the Company’s common stock. Each Right, if activated, entitled the holder to purchase one one-thousandth of a share of the Company’s Series A preferred stock at a purchase price of $150, subject to adjustment in certain circumstances. Each one one-thousandth of a preferred share would have the same voting and dividend rights as a share of the Company’s common stock. The Rights would become exercisable 10 business days after (1) any person or group announces it has acquired or obtained the right to acquire 15% or more of the outstanding shares of the Company’s common stock or (2) commencement of a tender offer or exchange offer for more than 15% of the Company’s common stock, subject to limited exceptions. In the event that any party should acquire more than 15% of the Company’s common stock without the Board’s approval, the Rights entitle all other shareholders to purchase shares of the Company’s common stock at a substantial discount. In addition, if the Company engages in certain types of mergers or business combinations after a group or person acquires 15% or more of the Company’s common stock, the Rights would entitle all other shareholders to purchase common stock of the acquirer at a substantial discount. The Rights would expire on November 15, 2009, unless redeemed earlier at the discretion of the Company at the redemption price of $0.0001 per Right. In connection with the Transaction, the Company’s Board of Directors approved an amendment to the Amended and Restated Rights Agreement, dated as of April 10, 2003, by and between

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the Company and the Rights Agent (the “Amendment”). The Amendment provides that (i) neither Pharma Services, Acquisition Corp., nor any of their affiliates, will be deemed to be an Acquiring Person (as such term is defined in the Amended and Restated Rights Agreement), (ii) certain defined “triggering events” will not occur, (iii) the Rights will not separate from the common stock, and (iv) the Rights will not become exercisable, in each case as a result of the execution, delivery or performance of the Transaction, the public announcement thereof, or the consummation of the Transaction. As described above, in connection with the Transaction, Pharma Services paid $14.50 in cash for each outstanding share of the Company’s common stock, including the Rights attached thereto, except for shares held by Pharma Services and Acquisition Corp. The Rights Plan was terminated following the Transaction.

20.	Discontinued Operation
      In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business to Bradley Pharmaceuticals, Inc. (“Bradley”) for approximately $188.3 million in cash, including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, the Company subsequently paid Bradley approximately $1.9 million in 2004. The Company’s net proceeds were $170.3 million. The assets disposed of were part of the PharmaBio Development Group’s strategic investment portfolio, which is routinely analyzed to evaluate the return potential of the assets within the portfolio.
      The components of the gain on sale of discontinued operation are as follows (in thousands):

Cash received	$188,329
Purchase price adjustments	(1,937)
Disposal costs	(15,539)
Net assets	(78,602)
Goodwill allocated to discontinued operation	(1,233)

Gain on disposal of discontinued operation	91,018
Income taxes	(36,596)

Gain on sale of discontinued operation	$54,422

      The Bioglan business consisted primarily of a number of dermatology products, including Solaraze® and ADOXA®, that the Company acquired in 2001 and 2002. In March 2002, the Company acquired certain assets of Bioglan Pharma, Inc. for a total consideration of approximately $27.9 million. The assets included distribution rights to market ADOXA® in the United States for nine years along with other products and product rights that Bioglan Pharma, Inc. had previously marketed, as well as approximately $1.6 million in cash. Until the Company entered into a plan to dispose of the Bioglan assets in May 2004, the Company amortized the intangible assets in proportion to the estimated revenues over the lives of these product rights. As a result of the discontinued operation, these assets were reclassified as assets “held for sale” in the Company’s balance sheet as of December 31, 2003. Until the completion of the sale of Bioglan, the Company had commitments to pay royalties based on a percentage of net sales of the acquired product rights.
      In December 2001, the Company acquired the license to market SkyePharma’s Solaraze® skin treatment in the United States, Canada and Mexico for 14 years from Bioglan Pharma Plc for a total consideration of $26.7 million. Until the Company entered into a plan to dispose of the Bioglan assets in May 2004, the Company amortized the rights in proportion to the estimated revenues over the 14-year life of the license. Until the completion of the sale of Bioglan, the Company had a commitment to pay royalties to SkyePharma based on a percentage of net sales of Solaraze®.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The results of the Bioglan business have been reported separately as a discontinued operation in the accompanying consolidated statements of operations. The results of the discontinued operation do not reflect any corporate costs or management fees allocated by the Company.
      The following is a summary of the operations of the Bioglan business included in discontinued operation (in thousands):

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
Net revenues	$38,558	$19,284	$33,892	$22,377
Reimbursed service costs	—	—	—	—
Gross revenues	38,558	19,284	33,892	22,377
Income (loss) before income taxes	11,100	5,701	5,586	889
Income tax expense	1,480	902	960	447

Net income	$9,620	$4,799	$4,626	$442

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

21.	Change in Accounting for Deferred Income Taxes
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
      The new methodology of accounting for deferred income taxes incorporates a strict jurisdictional view of SFAS No. 109, “Accounting for Income Taxes,” and assumes that the Company recorded deferred income taxes only for the future income tax impact of book and tax basis differences created as a result of multi-jurisdictional transactions. The Company believes that the new method has become more widely

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
used in practice and is preferable because it eliminates the subjectivity and complexities involved in determining the timing and amount of the release or reversal of the valuation allowance under the prior method. This new approach ignores (i.e., in determining the amount of any recorded valuation allowance) the fact that future “incremental” income taxes may be paid in a separate tax jurisdiction as a result of the interplay among foreign and United States income tax statutes and, accordingly, may subject the Company to risk of increasing future income tax rates. After the accounting change, related deferred income tax assets on January 1, 2002 were $72.7 million and no valuation allowance was required because it is more likely than not that there would be sufficient future taxable income on the United States federal income tax return to realize the benefit of future deductions of that amount which primarily represents deductible goodwill resulting from tax elections made at the time of the Company’s acquisition of Innovex Limited in November 1996. At December 31, 2002, the balance of the related deferred income tax assets was $65.4 million.
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

22.	Business Combinations
      In November 2003, the Company acquired Biomedical Systems Group (“BSG”), a clinical development services resource management company in Spain, for a purchase price of approximately 6.0 million euros (approximately $6.9 million), including 3.0 million euros (approximately $3.4 million) in cash. Under the purchase method of accounting, results of BSG are included in the Company’s results of operations as of the acquisition date and the assets and liabilities of BSG were recorded at their respective fair values. In connection with the BSG acquisition, the Company has recorded approximately 6.2 million euros (approximately $8.4 million) of goodwill. The former shareholders of BSG may receive deferred cash consideration of up to 3.0 million euros (approximately $3.9 million) during 2004 and 2005 if certain revenue and backlog targets are met. During 2004, the former shareholders received approximately 1.7 million euros (approximately $2.1 million) as a result of targets being met. The acquisition did not have a material impact on the financial position or results of operations for the Company.
      Prior to the Transaction, in September 2003, the Company acquired, for a purchase price of approximately $3.5 million, including $1.2 million in cash, a controlling interest in Pharmaplan, a company headquartered in South Africa. Under the purchase method of accounting, the results of Pharmaplan are included in the Company’s results of operations as of the acquisition date and the assets and liabilities were recorded at their respective fair values. In connection with the Pharmaplan acquisition, the Company recorded approximately $1.9 million of goodwill. The acquisition did not have a material impact on the financial position or results of operations of the Company.
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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

23.	Restructuring
      In November 2004, the Company’s Board of Directors approved the first phase of a new initiative to review aspects of the Company’s current operating and future strategic directions regarding corporate initiatives, including utilization of shared services and strategic sourcing initiatives. In conjunction with this review, the Company recognized $6.6 million of restructuring charges in 2004 for termination benefits related to the elimination of 230 positions globally. Although positions were eliminated in the Commercial Services Group, most of the eliminated positions were in the Product Development Group. As of December 31, 2004, 153 individuals had been notified with 116 positions eliminated.
      As of December 31, 2004, the following amounts were recorded (in thousands):
2004 Plan — Activity Year Ended December 31, 2004

			2004 Plan
	Balance at	2004 Plan	Write-Offs/	Foreign Currency	Balance at
	December 31, 2003	Accrual	Payments	Translation	December 31, 2004

Severance and related costs	$—	$6,577	$(1,494)	$142	$5,225

	$—	$6,577	$(1,494)	$142	$5,225

      As part of the Company’s evaluation of the contingencies in the Transaction, the Company reviewed the restructuring accruals. This review resulted in a total decrease of $1.8 million which was recorded during 2004. This decrease consisted of $1.6 million and $11,000 of severance payments for the plans in 2003 and 2000, respectively, and a decrease of $34,000, $105,000, $72,000 and $2,000 of exit related costs for the plans in 2003, 2002, 2001 and 2000, respectively. The accrual adjustments have been recorded as a decrease in goodwill recorded in the Pharma Services Transaction as part of the purchase price adjustment.
      In connection with the Transaction, the Company adopted a restructuring plan (“2003 Plan”). As part of this plan, approximately 211 positions are to be eliminated mostly in Europe and the United States. The number of positions to be eliminated was reduced to approximately 130 as a result of (1) an increase in voluntary terminations and (2) affected individuals transferring into other positions within the Company. As of December 31, 2004, 104 individuals had been terminated. Delays in certain of the Company’s systems implementation in Europe have caused the terminations to extend beyond one year.
      As of December 31, 2004, the following amounts were recorded (in thousands):
2003 Plan — Activity Year Ended December 31, 2004

				2003 Plan
	Balance at			Write-Offs/	Balance at
	December 31, 2003	Revisions	Revised Accrual	Payments	December 31, 2004

Severance and related costs	$7,551	$(1,573)	$5,978	$(5,152)	$826
Exit costs	165	(34)	131	(131)	—

	$7,716	$(1,607)	$6,109	$(5,283)	$826

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2003, the following amounts were recorded (in thousands):
2003 Plan — Activity September 26, 2003 through December 31, 2003

	Balance at	2003 Plan	2003 Plan Write-Offs/	Balance at
	September 25, 2003	Accrual	Payments	December 31, 2003

Severance and related costs	$—	$8,669	$(1,118)	$7,551
Asset write-offs	—	332	(332)	—
Exit costs	—	219	(54)	165

	$—	$9,220	$(1,504)	$7,716

      During the period from January 1, 2003 through September 25, 2003 in connection with the Transaction, the Company reviewed its estimates of restructuring plans adopted during 2002, 2001 and 2000. This review resulted in a decrease of $1.0 million and $310,000 in severance payments for a plan adopted in 2002 and 2001, respectively. The decrease in severance payments was a result of the number of actual voluntary employee terminations exceeding the Company’s estimates. In addition, there was an increase of $6.4 million and $421,000 in exit costs for abandoned leased facilities for a plan adopted in 2001 and 2000, respectively. The increase was due to several factors including, depending on the facility: (1) an increase in management’s previously estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate the Company’s obligation under those leases brought about by prolonged stagnant conditions in local real estate markets.
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
      Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to the abandoned leased facilities. In addition, the adopted follow-on restructuring plan (“2002 Plan”) consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions are to be eliminated mostly in the Europe and Africa region. As of December 31, 2004, all individuals who were to be terminated under this plan have been terminated.
      As of December 31, 2004, the following amounts were recorded (in thousands):
2002 Plan — Activity Year Ended December 31, 2004

				2002 Plan
	Balance at			Write-Offs/	Balance at
	December 31, 2003	Revisions	Revised Accrual	Payments	December 31, 2004

Exit costs	$131	$(105)	$26	$(19)	$7

	$131	$(105)	$26	$(19)	$7

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2003, the following amounts were recorded (in thousands):
2002 Plan — Activity September 26, 2003 through December 31, 2003

	Balance at	2002 Plan Write-Offs/	Balance at
	September 25, 2003	Payments	December 31, 2003

Exit costs	$134	$(3)	$131

	$134	$(3)	$131

2002 Plan — Activity January 1, 2003 through September 25, 2003

	Balance at		Revised	2002 Plan Write-Offs/	Balance at
	December 31, 2002	Revisions	Accrual	Payments	September 25, 2003

Severance and related costs	$2,066	$(1,042)	$1,024	$(1,024)	$—
Exit costs	154	—	154	(20)	134

	$2,220	$(1,042)	$1,178	$(1,044)	$134

      As of December 31, 2002, the following amounts were recorded (in thousands):
2002 Plan — Activity Year Ended December 31, 2002

	Balance at	2002 Plan	2002 Plan Write-Offs/	Balance at
	December 31, 2001	Accrual	Payments	December 31, 2002

Severance and related costs	$—	$4,241	$(2,175)	$2,066
Exit costs	—	310	(156)	154
Asset write-offs	—	112	(112)	—

	$—	$4,663	$(2,443)	$2,220

      During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge (“2001 A Plan”) relating primarily to severance costs from the reorganization of the Internet initiative and the Commercial Services Group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.
      During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge (“2001 B Plan”). In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide will be eliminated and as of December 31, 2004, all individuals who were to be terminated under this plan have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year. Positions have been eliminated in each of the segments.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004, the following amounts were recorded (in thousands):
2001 Plan — Activity Year Ended December 31, 2004

	Balance at				Balance at
	December 31,		Revised	2001 B Plan	December 31,
	2003	Revisions	Accrual	Payment	2004

Exit costs	$7,632	$(72)	$7,560	$(3,004)	$4,556

	$7,632	$(72)	$7,560	$(3,004)	$4,556

      As of December 31, 2003, the following amounts were recorded (in thousands):
2001 Plan — Activity September 26, 2003 through December 31, 2003

	2001 B Plan
	Balance at		Balance at
	September 25,	2001 B Plan	December 31,
	2003	Payment	2003

Exit costs	$8,201	$(569)	$7,632

	$8,201	$(569)	$7,632

2001 Plan — Activity January 1, 2003 through September 25, 2003

	2001 B Plan
	Balance at	Revisions to			Balance at
	December 31,	2001 B	Revised	2001 B Plan	September 25,
	2002	Plan	Accrual	Payment	2003

Severance and related costs	$1,306	$(310)	$996	$(996)	$—
Exit costs	3,381	6,403	9,784	(1,583)	8,201

	$4,687	$6,093	$10,780	$(2,579)	$8,201

      As of December 31, 2002, the following amounts were recorded (in thousands):
2001 Plan — Activity Year Ended December 31, 2002

	2001 B Plan
	Balance at	Revisions to		Balance at
	December 31,	2001 B	2001 B Plan	December 31,
	2001	Plan	Payment	2002

Severance and related costs	$19,323	$(5,725)	$(12,292)	$1,306
Exit costs	8,806	(875)	(4,550)	3,381

	$28,129	$(6,600)	$(16,842)	$4,687

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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
from a higher than expected number of voluntary terminations, reduced outplacement costs and related fringes.
      Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan (“2000 Follow-On Plan”) resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the Commercial Services Group. As of December 31, 2004, all individuals who were to be terminated under this plan have been terminated. In certain circumstances, international regulations and restrictions have caused the terminations to extend beyond one year.
      As of December 31, 2004, the following amounts were recorded (in thousands):
2000 Plan — Activity Year Ended December 31, 2004

	Balance at	Revisions to	Revisions to				Balance at
	December 31,	January	Follow-On	Revised	January 2000	Follow-On Plan	December 31,
	2003	2000 Plan	Plan	Accrual	Plan Payments	Payments	2004

Severance and related costs	$16	$(11)	$—	$5	$(5)	$—	$—
Exit costs	248	—	(2)	246	—	(214)	32

	$264	$(11)	$(2)	$251	$(5)	$(214)	$32

      As of December 31, 2003, the following amounts were recorded (in thousands):
2000 Plan — Activity September 26, 2003 through December 31, 2003

	Balance at			Balance at
	September 25,	January 2000	Follow-On Plan	December 31,
	2003	Plan Payments	Payments	2003

Severance and related costs	$40	$(24)	$—	$16
Exit costs	421	—	(173)	248

	$461	$(24)	$(173)	$264

2000 Plan — Activity January 1, 2003 through September 25, 2003

	Balance at	Revisions to		January 2000	Balance at
	December 31,	January	Revised	Plan	September 25,
	2002	2000 Plan	Accrual	Payments	2003

Severance and related costs	$117	$—	$117	$(77)	$40
Exit costs	1,443	421	1,864	(1,443)	421

	$1,560	$421	$1,981	$(1,520)	$461

      As of December 31, 2002, the following amounts were recorded (in thousands):
2000 Plan — Activity Year Ended December 31, 2002

	Balance at	Revisions to	Revisions to		January 2000		Balance at
	December 31,	January	Follow-On	Revised	Plan	Follow-On Plan	December 31,
	2001	2000 Plan	Plan	Accrual	Payments	Payments	2002

Severance and related costs	$894	$—	$—	$894	$(476)	$(301)	$117
Exit costs	1,714	644	1,293	3,651	(1,208)	(1,000)	1,443

	$2,608	$644	$1,293	$4,545	$(1,684)	$(1,301)	$1,560

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

24.	Income Taxes
      As a result of the September 25, 2003 Transaction, the net book values of the Company’s assets and liabilities were reestablished. Accordingly, deferred income taxes were provided on the Transaction date at these reestablished values.
      The components of income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

		September 26, 2003	January 1, 2003
	Year ended	through	through	Year ended
	December 31, 2004	December 31, 2003	September 25, 2003	December 31, 2002

	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$(19,874)	$4,234	$(677)	$15,306
State	967	1,710	7,540	7,074
Foreign	18,243	7,497	22,369	18,280

	(664)	13,441	29,232	40,660

Deferred expense (benefit):
Federal and state	(12,740)	(398)	3,639	11,014
Foreign	6,805	(3,233)	(5,647)	(10,695)

	(5,935)	(3,631)	(2,008)	319

	$(6,599)	$9,810	$27,224	$40,979

      The Company has allocated directly to additional paid-in capital approximately $3.2 million in the period from January 1, 2003 through September 25, 2003 and $857,000 in 2002 related to the tax benefit from non-qualified stock options exercised.
      The differences between the Company’s consolidated income tax expense (benefit) attributable to continuing operations and the expense (benefit) computed at the 35% United States statutory income tax rate were as follows (in thousands):

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
Federal income tax provision (benefit) at statutory rate	$(23,654)	$(807)	$20,914	$42,970
State and local income taxes, net of federal benefit (detriment)	(4,788)	(164)	1,447	1,721
Non-deductible expenses and transaction costs	78	572	4,943	—
Deferred taxes recorded on foreign earnings	11,584	6,566	—	—
Foreign earnings taxed at different rates	4,828	(1,377)	270	(4,749)
Acquisition costs	(2,077)	4,694	—	—
Increase in valuation allowance	8,308	—	—	—
Effect of changes in tax rates	(1,107)	—	—	—
Other	229	326	(350)	1,037

	$(6,599)	$9,810	$27,224	$40,979

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Income before income taxes from foreign operations was approximately $42.8 million, $18.3 million, $42.9 million and $33.0 million for the year ended December 31, 2004, the period from September 26, 2003 through December 31, 2003, the period from January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, respectively. Income from foreign operations was approximately $92.2 million, $21.2 million, $67.6 million and $59.6 million for these same periods. The difference between income from foreign operations and foreign income before income taxes is due primarily to intercompany charges, primarily interest expense on intercompany debt and management fees, which eliminate in consolidation for financial statement purposes but, in some cases, do not eliminate for tax purposes. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $275.2 million at December 31, 2004. As a result of the significant debt service requirements and other costs relating to the Transaction, those earnings are no longer considered to be indefinitely reinvested and, accordingly, the Company has recorded a deferred income tax liability of $106.0 million based upon the United States federal income tax rate. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.
      In October 2004, the President of the United States signed the Jobs Act. The Jobs Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As of December 31, 2004, the Company had not decided on whether, and to what extent, it might repatriate earnings under the Jobs Act, and accordingly the financial statements reflect deferred income tax liabilities of $106.0 million related to undistributed foreign earnings of $275.2 million. Since that time, however, the Company has partially completed its analysis of the impact of the Jobs Act on its plans for repatriation. Based on this analysis, the Company plans to repatriate $117.5 million in extraordinary dividends, as defined in the Jobs Act, during the first quarter of 2005, and accordingly anticipates recording an income tax benefit within a range between approximately $0 to $37.0 million depending on the profitability of the Company’s operations in the countries from which the earnings are repatriated. The Company has not decided whether any additional amounts of foreign earnings will be repatriated as it is continuing its assessment. The Company anticipates its assessment to be completed by December 1, 2005.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in thousands):

	December 31,

	2004	2003

	Successor	Successor
Deferred income tax liabilities:
Prepaid expenses	$(8,697)	$(7,589)
Unrealized gain on equity investments	—	(13,315)
Undistributed foreign earnings	(105,964)	(94,787)
Depreciation and amortization	(40,298)	(52,884)
Deferred revenue and other	(11,668)	(10,753)
Other	(8,344)	(2,939)

Total deferred income tax liabilities	(174,971)	(182,267)
Deferred income tax assets:
Net operating and capital loss carryforwards	127,445	126,367
Unrealized gain on investments	6,804	—
Accrued expenses and unearned income	35,633	35,251
Goodwill, net of amortization	51,010	58,083
Other	16,639	12,588

	237,531	232,289
Valuation allowance for deferred income tax assets	(77,547)	(122,091)

Total deferred income tax assets	159,984	110,198

Net deferred income tax liabilities	$(14,987)	$(72,069)

      Due to federal and capital loss carryforwards that were utilized during 2004, the Company’s valuation allowance of $122.1 million at December 31, 2003 for deferred income tax assets decreased by $44.5 million to $77.5 million at December 31, 2004. A portion of the decrease in the valuation allowance, approximately $47.4 million, was credited against goodwill because the original valuation allowance was estimated on the date of the Transaction. The valuation allowance was increased for current year state and foreign losses by $2.9 million.

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company’s deferred income tax expense (benefit) attributable to continuing operations results from the following (in thousands):

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
Excess (deficiency) of income tax over financial reporting:
Depreciation and amortization	$(5,519)	$(3,753)	$6,276	$(40,145)
Net operating and capital loss carryforwards	(2,657)	(615)	(5,031)	52,309
Unrealized gain on equity investments	(11,437)	—	—	—
Valuation allowance increase	8,308	—	—	—
Accrued expenses and unearned income	(2,776)	262	(6,405)	(4,377)
Prepaid expenses	1,109	(1,136)	2,921	(526)
Deferred revenue	916	(911)	(877)	5,153
Undistributed foreign earnings	11,177	3,040	—	—
Other items, net	(5,056)	(518)	1,108	(12,094)

	$(5,935)	$(3,631)	$(2,008)	$320

      The United Kingdom subsidiaries qualify for Research and Development Allowances (“RDAs”) for 100% of capital expenditures on certain assets under the Inland Revenue Service guidelines. For the year ended December 31, 2004, the period from September 26, 2003 through December 31, 2003, the period from January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, these allowances were $6.4 million, $700,000, $7.3 million and $1.4 million, respectively, which helped to generate net operating loss carryforwards to be used to offset taxable income in that country. Assuming the United Kingdom subsidiaries continue to invest in qualified capital expenditures at an adequate level, the portion of the deferred income tax liability relating to the United Kingdom subsidiaries may be deferred indefinitely. The Company recognizes a deferred income tax benefit for foreign generated operating losses at the time of the loss when the Company believes it is more likely than not that the benefit will be realized. The Company has net operating loss and capital loss carryforwards of approximately $128.6 million in various entities within the United Kingdom which have no expiration date and has over $61.8 million of net operating loss carryforwards from various foreign jurisdictions which have different expiration periods. In addition, the Company has approximately $410.6 million of United States state operating loss carryforwards which expire through 2025 and has approximately $126.6 million of United States federal operating loss carryforwards which expire in 2023. The Company also has a United States capital loss carryforward of approximately $8.6 million which expires in 2006. The Company evaluates its deferred income tax assets for realization based upon the more likely than not criteria prescribed in SFAS No. 109, “Accounting for Income Taxes.” Based upon current estimates, management believes it is more likely than not that the Company’s deferred income tax assets, after the effect of the recorded valuation allowance, will be realizable. The ultimate realization of deferred income tax assets is dependent upon the Company generating future taxable income and capital gains in sufficient amounts within the applicable carryforward period. Actual results could differ materially from management’s estimates.

25.	Employee Benefit Plans
      The Company has numerous employee benefit plans, which cover substantially all eligible employees in the countries where the plans are offered. Contributions are primarily discretionary, except in some countries where contributions are contractually required. Plans include defined contribution plans in

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Austria, Belgium, Germany, Holland, Hungary, Israel, Netherlands, Poland, Sweden and Great Britain; profit sharing schemes in Canada and France; and defined benefit plans in Germany, Japan and the United Kingdom. The defined benefit plan in Germany and Japan are unfunded plans, which are provided for in the balance sheet. The Approved Profit Sharing Schemes in the United Kingdom and Ireland are no longer funded. These plans were previously funded with Company stock, but the shares were exchanged for cash per the Agreement and Plan of Merger dated September 25, 2003 relating to the Pharma Services Transaction. In addition, the Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees.
      In connection with the Transaction, the Company’s Employee Stock Ownership Plan for Non-United States Employees in Australia, Belgium, Canada and Singapore was terminated. These were contribution plans originally funded by Company stock.
      In connection with the Transaction, the ESOP/401(k) Plan was converted to a Profit-Sharing and 401(k) Plan. All shares under the ESOP were exchanged for cash and moved to the Profit-Sharing Plan for United States participants. For German participants, the German portion of the ESOP/401(k) Plan was spun off and terminated. Final distributions are being made for the German portion of the plan.
      The ESOP expense recognized is equal to the cost of the shares allocated to plan participants and the interest expense on the leveraged loans for the year. No shares were allocated to the Plan in either 2004, 2003 or 2002; therefore, there was no expense in those years. As of December 31, 2002, 1,315,380 shares were allocated to participants. There were no unallocated shares held in suspense as of September 25, 2003.
      Under the 401(k), the Company matches employee deferrals at varying percentages, set at the discretion of the Board of Directors. For the year ended December 31, 2004, the period September 26, 2003 through December 31, 2003, the period January 1, 2003 through September 25, 2003, the year ended December 31, 2002, the Company expensed $8.4 million, $1.7 million, $5.8 million and $7.2 million, respectively, as matching contributions.
      Participating employees in the Company’s employee stock purchase plan (the “Purchase Plan”) had the option to purchase shares at 85% of the lower of the closing price per share of common stock on the first or last day of the calendar quarter. The Purchase Plan was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. During the period from January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, 64,594, and 351,695 shares, respectively, were purchased under the Purchase Plan. The Purchase Plan was suspended during 2003 and later terminated due to the Transaction.
      Pharma Services has a stock option plan to provide incentives to eligible employees, officers and directors in the form of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options have various vesting schedules and terms. The majority of options granted under Pharma Services’ stock option plan typically vest 20% per year over five years and expire 10 years from the date of grant.
      As the Company has done in prior years, the Company reimburses its Executive Chairman and Chief Executive Officer for business-related travel services he provides for himself and other Company employees with the use of his own airplane. During the year ended December 31, 2004, the Company expensed approximately $7.5 million for such business-related travel expenses. For the period from January 1, 2003 through September 25, 2003 and the year ended December 31, 2002, these reimbursements totaled approximately $3.9 million and $2.8 million, respectively, which included the granting of Company stock options with a Black-Scholes value of approximately $350,000 and $1.4 million, respectively. During the

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
period from September 26, 2003 through December 31, 2003, the Company expensed approximately $1.7 million for such business-related travel expenses.
      The Company’s stock option activity during the periods indicated is as follows:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2001	29,884,869	$21.44
Granted	7,311,605	12.78
Exercised	(444,783)	11.26
Canceled	(3,094,059)	21.47

Outstanding at December 31, 2002	33,657,632	19.69
Granted	4,996,689	13.40
Exercised	(698,028)	8.76
Canceled	(37,956,293)	19.07

Outstanding at September 25, 2003	—	$—

      Pharma Services’ stock option activity during the periods indicated is as follows:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at September 26, 2003	—	$—
Granted	3,350,000	14.50
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2003	3,350,000	14.50
Granted	505,000	14.50
Exercised	—	—
Canceled	(100,000)	14.50

Outstanding at December 31, 2004	3,755,000	$14.50

      Selected information regarding Pharma Services’ stock options as of December 31, 2004 follows:

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
	Exercise	Average	Average		Average
Number of	Price	Exercise	Remaining	Number of	Exercise
Options	Range	Price	Life	Options	Price

3,755,000	$14.50	$14.50	8.90	700,000	$14.50

3,755,000		$14.50	8.90	700,000	$14.50

      As of December 31, 2004, Pharma Services has issued approximately 8.4 million shares of its common stock to certain of the Company’s employees at prices ranging between $0.2438 and $1.66 per share. Loans from Pharma Services to certain of the Company’s employees, none of whom were serving as executive officers at the time the loans were made, totaling approximately $1.2 million and $905,000 were outstanding as of December 31, 2004 and 2003, respectively, in connection with the issuances.

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

	Year ended	September 26, 2003	January 1, 2003	Year ended
	December 31,	through	through	December 31,
	2004	December 31, 2003	September 25, 2003	2002

	Successor	Successor	Predecessor	Predecessor
Revenues:
Americas:
United States	$606,032	$154,946	$491,598	$705,365
Other	43,092	10,155	31,048	40,904

Americas	649,124	165,101	522,646	746,269
Europe:
United Kingdom	410,726	94,876	254,767	335,515
Other	383,848	86,421	220,465	258,998

Europe	794,574	181,297	475,232	594,513
Asia-Pacific and Africa:
Japan	226,028	56,333	128,489	133,745
Other	112,528	28,895	69,880	95,856

Asia-Pacific and Africa	338,556	85,228	198,369	229,601

Net revenues	1,782,254	431,626	1,196,247	1,570,383
Reimbursed service costs	364,080	96,255	268,683	399,650

Gross revenues	$2,146,334	$527,881	$1,464,930	$1,970,033

	As of	As of	As of
	December 31, 2004	December 31, 2003	December 31, 2002

	Successor	Successor	Predecessor
Property, equipment and software, net:
Americas:
United States	$148,760	$166,694	$165,131
Other	2,203	2,151	1,729

Americas	150,963	168,845	166,860
Europe:
United Kingdom	140,894	136,884	127,208
Other	17,179	16,531	12,788

Europe	158,073	153,415	139,996
Asia-Pacific and Africa:
Japan	19,864	16,702	14,453
Other	7,195	6,754	6,059

Asia-Pacific and Africa	27,059	23,456	20,512

	$336,095	$345,716	$327,368

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

27.	Segments
      The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the Product Development Group, the Commercial Services Group, and the PharmaBio Development Group. The Informatics Group was transferred to a joint venture in May 2002. Management has distinguished these segments based on the normal operations of the Company. The Product Development Group is primarily responsible for all phases of clinical research and outcomes research consulting. The Commercial Services Group is primarily responsible for sales force deployment and strategic marketing services. Before being transferred to the joint venture, the Informatics Group was primarily responsible for providing market research solutions and strategic analysis to support healthcare decisions. The PharmaBio Development Group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. All historical periods presented herein have been restated to reflect the Bioglan business as a discontinued operation. The Company does not include selling, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense as indicated below. When the Company enters into strategic agreements whereby its Commercial Services or Product Development Groups provide services to customers of the PharmaBio Development Group, service revenues are presented based upon market rates and are eliminated in consolidation. Intersegment revenues have been eliminated (in thousands):
Year ended December 31, 2004 — Successor

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$1,126,687	$602,670	$—	$—	$1,729,357
Intersegment	—	65,687	—	(65,687)	—

Total net services	1,126,687	668,357	—	(65,687)	1,729,357
Commercial rights and royalties	—	—	62,517	—	62,517
Investment	—	—	(9,620)	—	(9,620)

Total net revenues	1,126,687	668,357	52,897	(65,687)	1,782,254
Reimbursed service costs	309,285	61,084	—	(6,289)	364,080

Gross revenues	$1,435,972	$729,441	$52,897	$(71,976)	$2,146,334

Contribution	$554,405	$253,712	$(84,322)	$—	$723,795

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
September 26, 2003 through December 31, 2003 — Successor

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$270,247	$130,705	$—	$—	$400,952
Intersegment	—	10,458	—	(10,458)	—

Total net services	270,247	141,163	—	(10,458)	400,952
Commercial rights and royalties	—	—	27,914	—	27,914
Investment	—	—	2,760	—	2,760

Total net revenues	270,247	141,163	30,674	(10,458)	431,626
Reimbursed service costs	77,889	18,366	—	—	96,255

Gross revenues	$348,136	$159,529	$30,674	$(10,458)	$527,881

Contribution	$141,046	$55,353	$4,040	$—	$200,439

January 1, 2003 through September 25, 2003 — Predecessor

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$734,729	$362,273	$—	$—	$1,097,002
Intersegment	—	29,777	—	(29,777)	—

Total net services	734,729	392,050	—	(29,777)	1,097,002
Commercial rights and royalties	—	—	71,072	—	71,072
Investment	—	—	28,173	—	28,173

Total net revenues	734,729	392,050	99,245	(29,777)	1,196,247
Reimbursed service costs	225,695	42,988	—	—	268,683

Gross revenues	$960,424	$435,038	$99,245	$(29,777)	$1,464,930

Contribution	$375,125	$142,144	$37,455	$—	$554,724

Year ended December 31, 2002 — Predecessor

	Product	Commercial		PharmaBio
	Development	Services	Informatics	Development	Eliminations	Consolidated

Service revenues:
External	$944,861	$503,466	$20,347	$—	$—	$1,468,674
Intersegment	—	54,548	—	—	(54,548)	—

Total net services	944,861	558,014	20,347	—	(54,548)	1,468,674
Commercial rights and royalties	—	—	—	88,005	—	88,005
Investment	—	—	—	13,704	—	13,704

Total net revenues	944,861	558,014	20,347	101,709	(54,548)	1,570,383
Reimbursed service costs	312,669	86,959	22	—	—	399,650

Gross revenues	$1,257,530	$644,973	$20,369	$101,709	$(54,548)	$1,970,033

Contribution	$477,492	$207,711	$8,024	$17,456	$—	$710,683

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	As of	As of	As of
	December 31,	December 31,	December 31,
	2004	2003	2002

	Successor	Successor	Predecessor
Total Assets:
Product Development	$1,110,917	$1,008,099	$716,033
Commercial Services	349,557	266,021	384,814
PharmaBio Development	294,378	267,572	247,714
Corporate	293,110	362,470	637,715
Assets of discontinued operation	—	88,549	67,919

	$2,047,962	$1,992,711	$2,054,195

		September 26,	January 1,
	Year ended	2003 through	2003 through	Year ended
	December 31,	December 31,	September 25,	December 31,
	2004	2003	2003	2002

	Successor	Successor	Predecessor	Predecessor
Expenditures to acquire long-lived assets:
Product Development	$38,571	$12,205	$29,832	$34,402
Commercial Services	10,777	1,858	8,759	4,656
PharmaBio Development	76	3	1	—
Informatics	—	—	—	666
Corporate	690	713	551	186

	$50,114	$14,779	$39,143	$39,910

Depreciation and amortization expense:
Product Development	$83,471	$22,406	$43,143	$60,710
Commercial Services	30,759	9,177	15,521	21,926
Informatics	—	—	—	2,559
Corporate	10,675	2,987	604	953

Depreciation and amortization excluded from contribution	124,905	34,570	59,268	86,148
PharmaBio Development	3,454	962	2,210	979

Total depreciation and amortization	$128,359	$35,532	$61,478	$87,127

28.	Guarantor Financial Information
      In connection with the September 2003 issuance of the 10% Senior Subordinated Notes due 2013, the Company and all of its wholly owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the related indentures (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facility.
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

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following are condensed consolidating statements of operations of the Company for the year ended December 31, 2004, the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, and the year ended December 31, 2002 (in thousands):
Year ended December 31, 2004 (successor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$(507)	$611,711	$1,172,115	$(1,065)	$1,782,254
Add reimbursed service costs	—	169,233	194,847	—	364,080

Gross revenues	(507)	780,944	1,366,962	(1,065)	2,146,334
Costs, expenses and other:
Costs of revenues	19,703	634,768	892,973	—	1,547,444
Selling, general and administrative	69,541	179,907	388,732	(1,065)	637,115
Interest (income) expense, net	63,136	(27,088)	22,530	—	58,578
Other (income) expense, net	(68,620)	51,696	15,845	—	(1,079)
Transaction and restructuring	405	2,208	3,964	—	6,577
Gain on sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	49,447	841,491	1,324,044	(1,065)	2,213,917

(Loss) income before income taxes	(49,954)	(60,547)	42,918	—	(67,583)
Income tax (benefit) expense	(2,705)	(29,739)	25,845	—	(6,599)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(47,249)	(30,808)	17,073	—	(60,984)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(156)	(764)	(1,095)	(2,015)
Subsidiary income	46,582	(15,515)	1,913	(32,980)	—

Income (loss) from continuing operations	(667)	(46,479)	18,222	(34,075)	(62,999)
Income from discontinued operation	—	1,080	8,540	—	9,620
Gain from sale of discontinued operation, net of income taxes	1,710	15,292	37,420	—	54,422

Net income (loss)	$1,043	$(30,107)	$64,182	$(34,075)	$1,043

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
September 26, 2003 through December 31, 2003 (successor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$963	$153,807	$276,856	$—	$431,626
Add reimbursed service costs	—	47,573	48,682	—	96,255

Gross revenues	963	201,380	325,538	—	527,881
Costs, expenses and other:
Costs of revenues	5,509	148,619	207,884	—	362,012
Selling, general and administrative	12,625	47,625	94,438	—	154,688
Interest (income) expense, net	16,919	(6,688)	5,659	—	15,890
Other (income) expense, net	(14,272)	14,586	(2,717)	—	(2,403)
Transaction and restructuring	—	—	—	—	—

	20,781	204,142	305,264	—	530,187

(Loss) income before income taxes	(19,818)	(2,762)	20,274	—	(2,306)
Income tax expense (benefit)	8,795	(1,474)	2,489	—	9,810

Income (loss) before minority interests and equity in earnings of unconsolidated affiliates	(28,613)	(1,288)	17,785	—	(12,116)
Minority interests and equity in earnings of unconsolidated affiliates	—	13	(123)	—	(110)
Subsidiary income	21,186	1,018	57	(22,261)	—

Income (loss) from continuing operations	(7,427)	(257)	17,719	(22,261)	(12,226)
Income from discontinued operation	—	538	4,261	—	4,799

Net income (loss)	$(7,427)	$281	$21,980	$(22,261)	$(7,427)

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
January 1, 2003 through September 25, 2003 (predecessor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$(3,233)	$495,684	$703,796	$—	$1,196,247
Add reimbursed service costs	—	136,663	132,020	—	268,683

Gross revenues	(3,233)	632,347	835,816	—	1,464,930
Costs, expenses and other:
Costs of revenues	6,519	422,104	540,851	—	969,474
Selling, general and administrative	32,747	129,308	235,263	—	397,318
Interest (income) expense, net	(3,111)	(22,021)	14,758	—	(10,374)
Other (income) expense, net	(33,379)	16,624	11,364	—	(5,391)
Transaction and restructuring	48,537	(563)	6,174	—	54,148

	51,313	545,452	808,410	—	1,405,175

(Loss) income before income taxes	(54,546)	86,895	27,406	—	59,755
Income tax expense (benefit)	(11,497)	25,344	13,377	—	27,224

Income (loss) before minority interests and equity in (losses) earnings of unconsolidated affiliates	(43,049)	61,551	14,029	—	32,531
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(24)	28	—	4
Subsidiary income	80,210	(16,554)	(1,440)	(62,216)	—

Income (loss) from continuing operations	37,161	44,973	12,617	(62,216)	32,535
Income from discontinued operation	—	778	3,848	—	4,626

Net income (loss)	$37,161	$45,751	$16,465	$(62,216)	$37,161

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Year ended December 31, 2002 (predecessor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$(2,647)	$718,854	$854,176	$—	$1,570,383
Add reimbursed service costs	—	205,289	194,361	—	399,650

Gross revenues	(2,647)	924,143	1,048,537	—	1,970,033
Costs, expenses and other:
Costs of revenues	6,351	638,622	700,525	—	1,345,498
Selling, general and administrative	48,563	181,344	278,196	—	508,103
Interest (income) expense, net	(5,069)	(28,305)	19,191	—	(14,183)
Other (income) expense, net	(29,186)	18,451	15,221	—	4,486
Transaction and restructuring	3,359	—	—	—	3,359

	24,018	810,112	1,013,133	—	1,847,263

(Loss) income before income taxes	(26,665)	114,031	35,404	—	122,770
Income tax expense (benefit)	(1,870)	31,873	10,976	—	40,979

Income (loss) before minority interests and equity in (losses) earnings of unconsolidated affiliates	(24,795)	82,158	24,428	—	81,791
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(543)	(26)	—	(569)
Equity in subsidiary income	106,459	(23,872)	(7,280)	(75,307)	—

Income (loss) from continuing operations	81,664	57,743	17,122	(75,307)	81,222
Income from discontinued operation	—	750	(308)	—	442
Cumulative effect on prior years (to December 31, 2001) of changing to a different method of recognizing deferred income taxes	45,659	—	—	—	45,659

Net income (loss)	$127,323	$58,493	$16,814	$(75,307)	$127,323

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following are condensed consolidating balance sheets of the Company as of December 31, 2004 and December 31, 2003 (in thousands):
As of December 31, 2004 (successor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$17,581	$155,142	$362,957	$—	$535,680
Trade accounts receivable and unbilled services, net	—	122,567	177,840	—	300,407
Other current assets	10,688	19,160	49,399	—	79,247

Total current assets	28,269	296,869	590,196	—	915,334
Property and equipment, net	1,680	115,776	173,689	—	291,145
Intangibles and other assets:
Investments	22,219	375,121	1,274	—	398,614
Goodwill and other identifiable intangibles, net	2,980	174,383	213,107	—	390,470
Deposits and other assets	24,200	11,022	17,177	—	52,399
Investments in subsidiaries	1,654,469	(247,132)	75,217	(1,482,554)	—

Total intangibles and other assets	1,703,868	313,394	306,775	(1,482,554)	841,483

Total assets	$1,733,817	$726,039	$1,070,660	$(1,482,554)	$2,047,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,834	$96,508	$218,325	$—	$347,667
Credit arrangements	3,100	669	16,550	—	20,319
Unearned income	—	73,036	126,414	—	199,450
Other current liabilities	32,768	6,243	(6,664)	—	32,347

Total current liabilities	68,702	176,456	354,625	—	599,783
Long-term liabilities:
Credit arrangements, less current portion	753,024	2,932	18,606	—	774,562
Minority interest	—	—	27,705	10,845	38,550
Other liabilities	61,535	(23,706)	29,147	—	66,976
Net intercompany payables	282,465	(818,801)	536,336	—	—

Total long-term liabilities	1,097,024	(839,575)	611,794	10,845	880,088

Total liabilities	1,165,726	(663,119)	966,419	10,845	1,479,871
Total shareholders’ equity	568,091	1,389,158	104,241	(1,493,399)	568,091

Total liabilities and shareholders’ equity	$1,733,817	$726,039	$1,070,660	$(1,482,554)	$2,047,962

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2003 (successor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$(7,138)	$188,430	$192,330	$—	$373,622
Trade accounts receivable and unbilled services, net	—	84,148	152,994	—	237,142
Other current assets	5,885	23,093	44,452	—	73,430
Assets of discontinued operation	—	1,501	87,048	—	88,549

Total current assets	(1,253)	297,172	476,824	—	772,743
Property and equipment, net	1,863	125,301	158,666	—	285,830
Intangibles and other assets:
Investments	20,147	339,797	1,143	—	361,087
Goodwill and other identifiable intangibles, net	13,429	255,209	247,940	—	516,578
Deposits and other assets	27,156	12,158	17,159	—	56,473
Investments in subsidiaries	1,738,852	(201,283)	77,107	(1,614,676)	—

Total intangibles and other assets	1,799,584	405,881	343,349	(1,614,676)	934,138

Total assets	$1,800,194	$828,354	$978,839	$(1,614,676)	$1,992,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,482	$63,162	$191,055	—	$312,699
Credit arrangements	3,100	736	16,834	—	20,670
Unearned income	—	76,126	115,129	—	191,255
Other current liabilities	58,047	3,669	(33,636)	—	28,080
Liabilities of discontinued operation	—	5,696	1,385	—	7,081

Total current liabilities	119,629	149,389	290,767	—	559,785
Long-term liabilities:
Credit arrangements, less current portion	756,125	3,593	13,869	—	773,587
Minority interest	—	—	1,380	—	1,380
Other liabilities	98,924	(8,375)	32,312	—	122,861
Net intercompany payables	290,418	(774,401)	483,983	—	—

Total long-term liabilities	1,145,467	(779,183)	531,544	—	897,828

Total liabilities	1,265,096	(629,794)	822,311	—	1,457,613
Total shareholders’ equity	535,098	1,458,148	156,528	(1,614,676)	535,098

Total liabilities and shareholders’ equity	$1,800,194	$828,354	$978,839	$(1,614,676)	$1,992,711

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     The following are condensed consolidating statements of cash flows of the Company for the year ended December 31, 2004, the periods from September 26, 2003 through December 31, 2003 and January 1, 2003 through September 25, 2003, and the year ended December 31, 2002 (in thousands):
Year ended December 31, 2004 (successor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net income	$1,043	$(30,107)	$64,182	$(34,075)	$1,043
(Income) loss from discontinued operation	—	(1,080)	(8,540)	—	(9,620)
Gain from the sale of discontinued operation, net of income taxes	(1,710)	(15,292)	(37,420)	—	(54,422)

(Loss) income from continuing operations	(667)	(46,479)	18,222	(34,075)	(62,999)
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	10,249	58,899	59,211	—	128,359
Amortization of debt issuance costs	3,353	212	—	—	3,565
Amortization of commercial rights and royalties assets	—	16,985	—	—	16,985
Restructuring charge (payments) accrual, net	381	(933)	(2,890)	—	(3,442)
Loss (gain) from sales and impairments of investments, net	492	8,464	—	—	8,956
Loss (gain) on disposals of property and equipment, net	15	4,181	792	—	4,988
Gain from sale of certain assets	(4,792)	—	(1,175)	—	(5,967)
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)
Provision for deferred income tax expense	5,053	(2,167)	555	—	3,441
Change in accounts receivable, unbilled services and unearned income	(2,006)	(41,327)	(7,509)	—	(50,842)
Change in other operating assets and liabilities	1,741	(29,157)	(354)	1,095	(26,675)
Investment in subsidiaries and intercompany	35,702	13,401	(82,083)	32,980	—
Other	13	605	(5)	—	613

Net cash (used in) provided by operating activities	14,816	(17,316)	(15,236)	—	(17,736)
Investing activities:
Acquisition of property and equipment	(1,021)	(21,024)	(28,069)	—	(50,114)
Payment of transaction costs in Transaction	(20,367)	—	—	—	(20,367)
Acquisition of businesses, net of cash acquired	—	—	(2,299)	—	(2,299)
Acquisition of commercial rights and royalties	—	(53,000)	—	—	(53,000)
Proceeds from disposal of discontinued operation, net of expenses	(11,176)	31,534	149,944	—	170,302
Proceeds from sale of certain assets	—	—	9,218	—	9,218
Proceeds from sale of minority interest in subsidiary, net of expenses	35,963	—	—	—	35,963
Proceeds from disposition of property and equipment	1,449	42	5,039	—	6,530
Proceeds from (purchases of) debt securities, net	(1,042)	693	—	—	(349)
Purchases of equity securities and other investments	(732)	(14,175)	(1)	—	(14,908)
Proceeds from sale of equity securities and other investments	64	40,586	—	—	40,650
Other	250	—	—	—	250

Net cash provided by investing activities	3,388	(15,344)	133,832	—	121,876
Financing activities:
Principal payments on credit arrangements, net	(3,374)	(649)	(14,814)	—	(18,837)
Dividend from discontinued operation	10,874	—	—	—	10,874
Intercompany with parent companies	(985)	—	—	—	(985)
Proceeds from change in interest transaction	—	—	41,773	—	41,773

Net cash provided by (used in) financing activities	6,515	(649)	26,959	—	32,825
Effect of foreign currency exchange rate changes on cash	—	21	25,072	—	25,093

Increase (decrease) in cash and cash equivalents	24,719	(33,288)	170,627	—	162,058
Cash and cash equivalents at beginning of period	(7,138)	188,430	192,330	—	373,622

Cash and cash equivalents at end of period	$17,581	$155,142	$362,957	$—	$535,680

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
September 26, 2003 through December 31, 2003 (successor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net (loss) income	$(7,427)	$281	$21,980	$(22,261)	$(7,427)
Income from discontinued operation	—	(538)	(4,261)	—	(4,799)

(Loss) income from continuing operation	(7,427)	(257)	17,719	(22,261)	(12,226)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,153	17,166	15,213	—	35,532
Amortization of debt issuance costs	878	—	—	—	878
Restructuring charge (payments) accrual, net	(27)	(433)	(1,482)	—	(1,942)
Loss (gain) from sales and impairments of investments, net	(1,149)	(1,803)	–	—	(2,952)
Provision for (benefit from) deferred income tax expense	(387)	(75)	1,167	—	705
Loss (gain) on sale of property and equipment, net	—	48	(172)	—	(124)
Change in accounts receivable, unbilled services and unearned income	53	30,372	9,786	–	40,211
Change in other operating assets and liabilities	53,862	(24,447)	6,704	—	36,119
Investment in subsidiaries and intercompany	(38,086)	10,506	5,319	22,261	—
Other	—	(191)	—	—	(191)

Net cash provided by operating activities	10,870	30,886	54,254	—	96,010
Investing activities:
Acquisition of property and equipment	(586)	(6,774)	(7,419)	—	(14,779)
Repurchase of common stock in Transaction	(1,617,567)	—	—	—	(1,617,567)
Payment of transaction costs in Transaction	(64,734)	—	—	—	(64,734)
Acquisition of businesses, net of cash acquired	—	—	(3,363)	—	(3,363)
Acquisition of commercial rights and royalties	—	(3,000)	—	—	(3,000)
Proceeds from disposition of property and equipment	—	310	1,650	—	1,960
Proceeds from (purchases of) debt securities, net	(1,212)	326	—	—	(886)
Purchases of equity securities and other investments	24,013	(30,023)	(10)	—	(6,020)
Proceeds from sale of equity securities and other investments	—	7,633	—	—	7,633

Net cash (used in) provided by investing activities	(1,660,086)	(31,528)	(9,142)	—	(1,700,756)
Financing activities:
Principal payments on credit arrangements, net	(775)	(338)	(4,534)	—	(5,647)
Proceeds from issuance of debt, net of expenses, in Transaction	734,529	(1,096)	—	—	733,433
Capital contribution	390,549	—	—	—	390,549
Dividend from discontinued operation	8,336	—	—	—	8,336

Net cash provided by (used in) financing activities	1,132,639	(1,434)	(4,534)	—	1,126,671
Effect of foreign currency exchange rate changes on cash	—	1	9,735	—	9,736

(Decrease) increase in cash and cash equivalents	(516,577)	(2,075)	50,313	—	(468,339)
Cash and cash equivalents at beginning of period	509,439	190,505	142,017	—	841,961

Cash and cash equivalents at end of period	$(7,138)	$188,430	$192,330	$—	$373,622

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
January 1, 2003 through September 25, 2003 (predecessor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net (loss) income	$37,161	$45,751	$16,465	$(62,216)	$37,161
Income from discontinued operation	—	(778)	(3,848)	—	(4,626)

(Loss) income from continuing operation	37,161	44,973	12,617	(62,216)	32,535
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,034	27,503	32,941	—	61,478
Transaction costs	44,057	—	—	—	44,057
Restructuring charge (payments) accrual, net	(634)	(2,050)	2,967	—	283
Loss (gain) from sales and impairments of investments, net	2,661	(30,746)	—	—	(28,085)
(Gain) loss on disposals of property and equipment, net	(828)	(32)	477	—	(383)
Provision for (benefit from) deferred income tax expense	11,696	(1,414)	2,310	—	12,592
Change in accounts receivable, unbilled services and unearned income	2,253	(1,201)	24,507	—	25,559
Change in other operating assets and liabilities	(39,617)	50,981	5,431	—	16,795
Investment in subsidiaries and intercompany	450,361	(334,278)	(178,299)	62,216	—
Other	350	(254)	210	—	306

Net cash provided by (used in) operating activities	508,494	(246,518)	(96,839)	—	165,137
Investing activities:
Acquisition of property and equipment	(277)	(18,375)	(20,491)	—	(39,143)
Payment of transaction costs in Transaction	(2,896)	—	—	—	(2,896)
Acquisition of businesses, net of cash acquired	—	—	(1,379)	—	(1,379)
Acquisition of intangible assets	—	(500)	(3,239)	—	(3,739)
Acquisition of commercial rights and royalties	—	(17,710)	—	—	(17,710)
Proceeds from disposition of property and equipment	—	1,330	4,889	—	6,219
Proceeds from (purchases of) debt securities, net	(1,353)	26,620	—	—	25,267
Purchases of equity securities and other investments	(6,320)	(4,471)	(39)	—	(10,830)
Proceeds from sale of equity securities and other investments	1,391	60,533	2	—	61,926

Net cash (used in) provided by investing activities	(9,455)	47,427	(20,257)	—	17,715
Financing activities:
Principal payments on credit arrangements	—	(595)	(12,653)	—	(13,248)
Dividend from discontinued operation	3,138	—	—	—	3,138
Issuance of common stock, net (predecessor)	7,042	—	—	—	7,042

Net cash provided by (used in) financing activities	10,180	(595)	(12,653)	—	(3,068)
Effect of foreign currency exchange rate changes on cash	—	142	17,780	—	17,922

(Decrease) increase in cash and cash equivalents	509,219	(199,544)	(111,969)	—	197,706
Cash and cash equivalents at beginning of period	220	390,049	253,986	—	644,255

Cash and cash equivalents at end of period	$509,439	$190,505	$142,017	$—	$841,961

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Year ended December 31, 2002 (predecessor)

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities:
Net income	$127,323	$58,493	$16,814	$(75,307)	$127,323
(Income) loss from discontinued operation	—	(750)	308	—	(442)
Cumulative effect on prior years (to December 31, 2001) of changing to a different period of recognizing deferred income taxes	(45,659)	—	—	—	(45,659)

Income from continuing operations	81,664	57,743	17,122	(75,307)	81,222
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,410	42,662	42,055	—	87,127
Restructuring charge (payments) accrual, net	(2,609)	(5,817)	(12,732)	—	(21,158)
Loss (gain) from sales and impairments of investments, net	1,870	(16,531)	951	—	(13,710)
Loss (gain) on disposals of property and equipment, net	30	1,411	958	—	2,399
Provision for (benefit from) deferred income tax expense	4,408	(237)	(1,707)	—	2,464
Change in accounts receivable, unbilled services and unearned income	(3,243)	39,966	55,935	—	92,658
Change in other operating assets and liabilities	41,892	(34,275)	5,398	—	13,015
Investment in subsidiaries and intercompany	(65,551)	(60,186)	50,430	75,307	—

Net cash provided by operating activities	60,871	24,736	158,410	—	244,017
Investing activities:
Acquisition of property and equipment	(880)	(18,133)	(20,897)	—	(39,910)
Acquisition of businesses, net of cash acquired	—	(5,499)	(21,733)	—	(27,232)
Acquisition of intangible assets	—	—	(2,541)	—	(2,541)
Advances to customer	—	(70,000)	—	—	(70,000)
Acquisition of commercial rights and royalties	—	(15,790)	—	—	(15,790)
Proceeds from disposition of property and equipment	—	(264)	6,554	—	6,290
Proceeds from (purchases of) debt securities, net	(1,981)	767	—	—	(1,214)
Purchases of equity securities and other investments	(25,499)	7,894	(494)	—	(18,099)
Proceeds from sale of equity securities and other investments	148	27,313	—	—	27,461
Advances to unconsolidated affiliates	(10,000)	—	(328)	—	(10,328)

Net cash used in investing activities	(38,212)	(73,712)	(39,439)	—	(151,363)
Financing activities:
Principal payments on credit arrangements	—	(616)	(14,858)	—	(15,474)
Dividend from discontinued operation	1,169	—	—	—	1,169
Issuance of common stock, net (predecessor)	9,641	—	—	—	9,641
Repurchase of common stock	(27,024)	—	—	—	(27,024)

Net cash used in financing activities	(16,214)	(616)	(14,858)	—	(31,688)
Effect of foreign currency exchange rate changes on cash	—	(384)	18,610	—	18,226

Increase (decrease) in cash and cash equivalents	6,445	(49,976)	122,723	—	79,192
Cash and cash equivalents at beginning of period	(6,225)	440,025	131,263	—	565,063

Cash and cash equivalents at end of period	$220	$390,049	$253,986	$—	$644,255

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

29.	Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly results of operations (in thousands):

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	Successor	Successor	Successor	Successor
Gross revenues	$505,653	$508,072	$535,512	$597,097
Loss from continuing operations before income taxes	(18,038)	(4,074)	(33,468)	(12,003)
Loss from continuing operations	(17,568)	(18,408)	(18,821)	(8,202)
Income (loss) from discontinued operation	1,861	8,280	(521)	—
Gain from sale of discontinued operation, net of taxes	—	—	53,802	620

Net (loss) income	$(15,707)	$(10,128)	$34,460	$(7,582)

	2003

				September 26
				through
			July 1, 2003 through	September 30,	Fourth
	First Quarter	Second Quarter	September 25, 2003	2003	Quarter

	Predecessor	Predecessor	Predecessor	Successor	Successor
Gross revenues	$497,895	$505,195	$461,840	$22,712	$505,169
Income (loss) from continuing operations before income taxes	34,054	40,866	(15,165)	1,308	(3,614)
Income (loss) from continuing operations	21,561	26,355	(15,381)	859	(13,085)
Income (loss) from discontinued operation	3,595	3,242	(2,211)	(40)	4,839

Net income (loss)	$25,156	$29,597	$(17,592)	$819	$(8,246)

Range of stock prices	$11.990-13.210	$12.190-14.250	$13.660-14.490	N/A	N/A

30.	Subsequent Events
      In January 2005, the Company’s Board of Directors approved the second phase of the Company’s review of aspects of its current operating and future strategic direction. The Company expects that certain costs will be incurred in both its Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. The Company expects to incur over the first three quarters of 2005 aggregate restructuring charges of approximately $35.7 million. The estimated cash expenditures total approximately $25.1 million and include termination benefits of approximately $12.3 million to eliminate approximately 316 positions globally, and exit costs of approximately $12.7 million. In addition, the Company anticipates incurring non-cash charges consisting primarily of asset impairments related to buildings, plant and equipment write-downs due to potential future facility closings. The Company estimates the charge not to exceed approximately $10.7 million. The Company has targeted substantial completion of the cash expenditures previously announced relating to the second phase for the end of 2005.
      In March 2005, the Company’s Board of Directors approved the third phase of this review. The Company expects that certain costs will be incurred in both its Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. The Company expects to incur over the last three quarters of 2005 and the first quarter of 2006 aggregate restructuring charges of

QUINTILES TRANSNATIONAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
approximately $16.5 million. The estimated cash expenditures total approximately $15.8 million and include termination benefits of approximately $15.3 million to eliminate approximately 384 positions globally, and exit costs of approximately $500,000. In addition, the Company anticipates incurring non-cash charges consisting primarily of asset impairments. The Company is in the process of performing the asset impairment tests and estimates the charge not to exceed approximately $700,000. The Company has targeted substantial completion of the cash expenditures relating to the third phase for the end of 2005.
      The Company anticipates that additional costs will be incurred in later quarters, as subsequent phases of its review are completed. At this time, the Company estimates that anticipated additional costs relating to the remaining phases will be substantially less than the aggregate costs previously announced relating to this review.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Quintiles Transnational Corp.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders’ equity present fairly, in all material respects, the financial position of Quintiles Transnational Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from September 26, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Quintiles Transnational Corp.:
      In our opinion, the accompanying consolidated statements of operations, of cash flows and of shareholders’ equity for the period from January 1, 2003 through September 25, 2003 and for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Quintiles Transnational Corp. and its subsidiaries for the period from January 1, 2003 through September 25, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 21 to the financial statements, the Company changed its method for recording the benefit of international, multi-jurisdictional tax strategies on January 1, 2002.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 7, 2005

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. For example, subsequent to the end of the fourth quarter, we conducted additional training for select accounting personnel with respect to the accounting for restructuring and depreciation expenses and capitalized interest. We took these actions as a result of needing to record additional post-closing adjustments in finalizing our fourth quarter financial statements. These adjustments totaled less than $750,000. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during or with respect to the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
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

			First Year
			Elected
Name	Position with Company	Age	Director

Dennis B. Gillings, Ph.D.	Executive Chairman, Chief Executive Officer and Director	60	1982
John D. Ratliff	Executive Vice President and Chief Financial Officer	45	N/A
John S. Russell	Executive Vice President, General Counsel and Chief Administrative Officer	50	N/A
Ronald J. Wooten	Executive Vice President, Corporate Development	45	N/A
Oppel Greeff, M.D.	President and CEO, AAA Region	56	N/A
Michael Mortimer	Executive Vice President, Global Human Resources	44	N/A
Richard M. Cashin, Jr.	Director	51	2003
Clateo Castellini(3)	Director	69	2004
Jonathan J. Coslet(1)(2)	Director	40	2004
Jack M. Greenberg(1)(2)	Director	62	2004
Robert A. Ingram(2)(3)	Director	62	2004
S. Iswaran(2)	Director	42	2003
Jacques Nasser(2)	Director	58	2003
James S. Rubin(1)(3)	Director	37	2003

(1)	Member of Audit Committee

(2)	Member of Compensation and Nominations Committee

(3)	Member of Quality/ Regulatory Committee
      Dennis B. Gillings, Ph.D. has served as our Executive Chairman and Chief Executive Officer, as well as a Director, since the Pharma Services transaction. Dr. Gillings began providing statistical consulting and data management services to pharmaceutical customers in 1974 during his tenure as professor of biostatistics at the University of North Carolina at Chapel Hill. Quintiles arose from these consulting services and was founded by Dr. Gillings in 1982. Dr. Gillings also has served as the Chairman of our Board of Directors since our inception and served as our Chief Executive Officer from our inception until April 2001. Dr. Gillings currently oversees our corporate strategic planning, as chair of the strategy committee, and is active in our continued international expansion, particularly in Japan and the Asia-Pacific region. Dr. Gillings serves on several other Boards and councils, including ICAgen, Inc., the UNC School of Public Health Dean’s Advisory Council, the Graduate Education Advancement Board of UNC, the North Carolina Institute of Medicine and the UNC Health Care Systems. He formerly served as the founding Chairman of the Association of Clinical Research Organizations, a Washington-based trade group formed in 2002. Dr. Gillings received a diploma in Mathematical Statistics from Cambridge University in 1967 and a Ph.D. in Mathematics from the University of Exeter, England, in 1972. He served for more than 15 years as a professor at the University of North Carolina at Chapel Hill and received the Honorary Degree of Doctor of Science from the University in May 2001.

      John D. Ratliff has served as our Executive Vice President and Chief Financial Officer since June 2004. He joined Acterna Corporation, a global communications equipment company, in June 2000 and served as its Corporate Vice President and Chief Financial Officer from January 2002 through October 2003. In May 2003, Acterna and its domestic subsidiaries commenced a prearranged bankruptcy and emerged five months later as a privately held company. Prior to joining Acterna, Mr. Ratliff held several senior executive positions over 19 years at IBM, including most recently, Vice President of Finance and Planning, Personal Systems Group, Vice President of Finance and Planning, Latin America and IBM Assistant Controller. Mr. Ratliff received his Bachelor of Industrial and Systems Engineering from Georgia Institute of Technology and a Master of Business Administration from Duke University.
      John S. Russell has served as our Executive Vice President, General Counsel and Chief Administrative Officer since the Pharma Services transaction. Prior to the Pharma Services transaction, Mr. Russell had served as our General Counsel since 1998. Mr. Russell’s duties include acting as General Counsel, Board Secretary and manager of global Quality Assurance and Regulatory Matters as well as Government Relations. Previously, he also served as our Head of Global Human Resources. Prior to joining us in 1998, Mr. Russell practiced law for 12 years in the Research Triangle Park area of North Carolina, concentrating in the creation and acquisition of high technology and life sciences companies, and worked for four years at Houghton Mifflin Company in New York. He has served as a director of public and private companies and as founding Board Secretary of the Association of Clinical Research Organizations in Washington, D.C. He also serves on the Dean’s Advisory Council for the UNC School of Public Health. Mr. Russell holds degrees from the University of North Carolina at Chapel Hill (B.A., 1977), Columbia University (M.A., 1978), and Harvard Law School (J.D., 1985).
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
      Oppel Greeff, M.D. has served as our President and CEO, AAA Region since 2004. Prior to his current position, Dr. Greeff worked in various capacities within our Africa-India region. Before joining us, Dr. Greeff founded or co-founded several corporations, including Clindepharm International, which he sold to us in 1997, and PharmaNet, Inc., a retail pharmacy franchise. Dr. Greeff received an M.D. in Psychiatry at the University of Natal and received his MpharmMed and MBChB degrees from the University of Pretoria. Dr. Greeff was elected a Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the United Kingdom in 1997.
      Michael Mortimer has served as our Executive Vice President, Global Human Resources since July 2003 and began serving as an executive officer as of February 9, 2005. Mr. Mortimer’s previous experience includes ten years at Charles Schwab Corp., where he was Senior Vice President of Human Resources for the company’s international and United States domestic retail organizations. Prior to joining Charles Schwab, Mr. Mortimer began his human resources career in 1986 with United Telecommunications, a division of GTE that later became Sprint Corporation. Mr. Mortimer received a Bachelors degree in Behavioral Sciences from Ohio State University.
      Richard M. Cashin, Jr. has served as a Director since the Pharma Services transaction. Mr. Cashin is the Managing Partner of One Equity. One Equity manages $2.0 billion of investments and commitments. Prior to joining One Equity, Mr. Cashin was at Citicorp Venture Capital from 1980 to 2000 (President 1994 — 2000), where he led investments in approximately 100 companies. Mr. Cashin serves on the Board of Directors of Titan International, Inc., Remy International Inc. and Fairchild Semiconductor International Inc. Mr. Cashin received his BA from Harvard University and his MBA from Harvard Business School.

      Clateo Castellini has served as a Director since January 2004. Mr. Castellini served as the Chairman, President and CEO of Becton, Dickinson and Company from 1994 until 1999 and also served as the Chairman of its Board of Directors from 1999 until 2003 and continues to serve as Director Emeritus. Prior to joining Becton, Dickinson and Company in 1978, Mr. Castellini served in various management positions at Dow-Lepetit Pharmaceuticals, a subsidiary of the Dow Chemical Company. Mr. Castellini has also served as a director for Bestfoods, Inc., a leading manufacturer of food products in the United States and Canada, from 1997 until 1999 and currently serves on the Board of Directors of A-Bio Pharma Pte. Ltd, a biologics contract manufacturer located in Singapore, and EDB and A-Bio, two other companies located in Singapore. Mr. Castellini received a degree from Bocconi University in Milan, Italy and an MBA from Harvard Business School.
      Jonathan J. Coslet has served as a Director since the Pharma Services transaction. Mr. Coslet is a Senior Partner of Texas Pacific Group, or TPG, responsible for the firm’s generalist and healthcare investment activities. Mr. Coslet is also a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. From 1987 to 1989, Mr. Coslet worked at Drexel Burnham Lambert. Mr. Coslet serves on the Boards of Directors of Oxford Health Plans, Inc., Petco Animal Supplies, Inc., Endurance Specialty Holdings Ltd. and J.Crew Group, Inc. Mr. Coslet received his MBA from Harvard Graduate School of Business Administration in 1991, where he was a Baker Scholar and a Loeb Fellow. Mr. Coslet received his Bachelor of Science in Economics (Finance) from the University of Pennsylvania Wharton School, where he was Valedictorian, summa cum laude, a Gordon Fellow and a Steur Fellow.
      Jack M. Greenberg has served as a Director since January 2004. At the end of 2002, Mr. Greenberg retired as Chairman and Chief Executive Officer of McDonald’s Corporation. Mr. Greenberg had served as McDonald’s Chairman since May 1999 and its Chief Executive Officer since August 1998. Mr. Greenberg served as McDonald’s President from August 1998 to May 1999, and as its Vice-Chairman from December 1991 to 1998. Mr. Greenberg also served as Chairman (from October 1996) and Chief Executive Officer (from July 1997) of McDonald’s USA, a division of McDonald’s Corporation, until August 1998. Mr. Greenberg is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society and the Chicago Bar Association. Mr. Greenberg is a director of The Allstate Corporation, Abbott Laboratories, First Data Corporation, Hasbro, Inc. and Manpower, Inc. Mr. Greenberg is also a member of the board of trustees of Ronald McDonald House Charities, DePaul University, where he previously served as Chairman, the Field Museum, the Chicago Symphony Orchestra and the Institute of International Education. Mr. Greenberg is a graduate of DePaul University’s School of Commerce and School of Law.
      Robert A. Ingram has served as a Director since February 2004. Mr. Ingram has been the Vice Chairman of Pharmaceuticals of GlaxoSmithKline plc since January 2003. Mr. Ingram was the Chief Operating Officer and President, Pharmaceutical Operations of GlaxoSmithKline plc from January 2001 to January 2003. Mr. Ingram was Chief Executive of Glaxo Wellcome plc from October 1997 to December 2000 and Chairman of Glaxo Wellcome Inc., Glaxo Wellcome plc’s United States subsidiary, from January 1999 to December 2000. Mr. Ingram was Chairman, President and Chief Executive Officer of Glaxo Wellcome plc from October 1997 to January 1999. Mr. Ingram serves on the Board of Directors of Edwards Life Sciences, Lowe’s Companies, Inc., Misys plc, Nortel Networks, OSI Pharmaceuticals, Valent Pharmaceuticals International and Wachovia Corporation. Mr. Ingram received his Bachelor of Science in Business Administration from Eastern Illinois University.
      S. Iswaran has served as a Director since November 2003. Mr. Iswaran is the Managing Director at Temasek Holdings (Pte) Ltd, or Temasek. Mr. Iswaran was previously Director (Strategic Development) at Singapore Technologies Pte Ltd. Prior to that, Mr. Iswaran was Director for Trade in the Ministry of Trade & Industry. Mr. Iswaran is a Member of Parliament of the West Coast GRC of Singapore. Mr. Iswaran serves on the Board of Directors of Sunningdale Precision Industries Ltd., Hyflux Ltd and SciGen Ltd. Mr. Iswaran graduated with a Bachelor of Economics (First Class Honours) from the

University of Adelaide, Australia in 1986 and a Master of Public Administration from Harvard University in 1995.
      Jacques Nasser has served as a Director since September 2003. Mr. Nasser is a Senior Partner with One Equity and also serves as the Non-Executive Chairman of Polaroid Corporation, the instant-imaging company based in Waltham, Mass., which was acquired by an affiliate of One Equity in July 2002 following Polaroid’s voluntary bankruptcy filing in 2001. Mr. Nasser also serves on the International Advisory Board of Allianz AG and on the Board of Directors of News Corporation’s British Sky Broadcasting Group and Brambles Industries Ltd. Prior to joining One Equity, Mr. Nasser served as the President and Chief Executive Officer of Ford Motor Company, Inc. from January 1999 until October 2001 and served as a member of Ford’s Board of Directors from 1998 until 2001. Mr. Nasser’s 33-year career with Ford covered a variety of positions and assignments including senior leadership responsibilities in Europe, Australia, Asia and South America. Mr. Nasser also oversaw the growth and acquisition of Jaguar, Aston Martin, Volvo, Land Rover and Hertz. Mr. Nasser holds an honorary Doctorate and a Business degree from the Royal Melbourne Institute of Technology.
      James S. Rubin has served as a Director since September 2003. Mr. Rubin is a Partner with One Equity. Prior to joining One Equity, Mr. Rubin was a Vice President with Allen & Company, Incorporated, a New York investment bank specializing in media and entertainment transactions and advisory work. From 1996 to 1998, he held a number of senior positions with the Federal Communications Commission under Chairman Reed Hundt, including Executive Director of the Education Technology Task Force and General Counsel to the Chief of the Wireless Bureau. Mr. Rubin received his Bachelor of Arts in History from Harvard University and received his Juris Doctor from Yale Law School.
Nomination of Directors
      Pharma Services entered into a stockholders agreement in connection with the Pharma Services transaction that requires each stockholder who is party to that agreement to vote his/her/its respective shares of common stock of Pharma Services in favor of ten nominees to the Board of Directors of Pharma Services. The stockholders agreement also provides that the constituents on our Board of Directors and the committees thereof are the same as Pharma Services. Each stockholder has agreed to vote all shares for the following directors: (i) one individual to be designated by Dr. Gillings, who is currently Dr. Gillings; (ii) three individuals to be designated by One Equity, who are currently Messrs. Cashin, Nasser and Rubin; (iii) one member of management who shall be the chief financial officer until a chief executive officer (other than Dr. Gillings) or a new chief operating officer is hired, which seat is currently vacant; (iv) two individuals who are not affiliates or associates of any stockholder or employee of Pharma Services or any of its subsidiaries to be designated by the Compensation and Nominations Committee of the Board of Directors, who are currently Messrs. Greenberg and Ingram; (v) two individuals to be designated by Temasek, who are currently Messrs. Iswaran and Castellini; and (vi) one individual to be designated by TPG, who is currently Mr. Coslet. In addition, the Pharma Services Plan requires each holder of shares of Pharma Services common stock issued under the Pharma Services Plan to vote in the election of directors as directed by the Pharma Services Board of Directors, which shall be consistent with the provisions of the stockholders agreement. The rollover agreements entered by certain of our executive officers (among others) in connection with the Pharma Services transaction include similar provisions.
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
      The following table shows the annual and long-term compensation paid to, or accrued by us for, our Chief Executive Officer, the next four most highly compensated executive officers serving at the end of the 2004 fiscal year and our former Chief Financial Officer (collectively, the “named executive officers”) for services rendered to us during the fiscal years indicated.
Summary Compensation Table

	Annual Compensation							Long Term Compensation

										Number of
										Shares of
										Common
										Stock
										Underlying
								Restricted		Options
Name and						Other Annual		Stock				Pharma	All Other
Principal Position	Year	Salary		Bonus		Compensation		Awards		Quintiles(1)		Services	Compensation

Dennis B. Gillings(2)	2004	$1,000,000		$650,000		$81,380	(3)	$—		—		—	$503,549	(4)
Executive Chairman and	2003	706,061		0		—	(5)	—		242,692	(6)	—	1,705,704	(7)
Chief Executive Officer	2002	600,000	(8)	80,067	(9)	—	(5)	—		339,733	(10)	—	847,422	(11)
John D. Ratliff(12)	2004	$219,697		$125,000		$628,956	(13)	$—	(14)	—		150,000	$405	(15)
Executive Vice President and Chief Financial Officer
John S. Russell	2004	$400,000	(16)	$150,000		$738	(17)	$—	(18)	—		—	$76,206	(19)
Executive Vice President,	2003	316,227	(20)	709,000		—	(5)	0	(21)	97,076		225,000	590,587	(22)
General Counsel, and Chief	2002	283,250	(23)	24,694	(24)	394	(25)	—		142,743		—	10,058	(26)
Administrative Officer
Ronald J. Wooten(27)	2004	$400,000	(28)	$600,000	(29)	$—	(5)	$—	(30)	—		—	$60,565	(31)
Executive Vice President,	2003	295,833	(32)	$825,000		—	(5)	0	(33)	54,363		225,000	252,288	(34)
Corporate Development
Oppel Greeff(35)	2004	$400,000	(36)	$150,000	(37)	$52,457	(38)	$—	(39)	—		—	$88,842	(40)
President and CEO, AAA	2003	333,864	(41)	690,000		51,357	(42)	—	(43)	97,076		225,000	389,053	(44)
Region
James L. Bierman(45)	2004	$275,000		$4,715,582		$—	(5)	—		—		—	$9,846	(46)
Former Executive Vice	2003	371,000		92,750		—	(5)	—		97,076		—	595,235	(47)
President, Chief Financial	2002	365,750		65,956		—	(5)	—		144,387		—	5,782	(48)
Officer

(1)	In connection with the Pharma Services transaction, all options to purchase shares of our common stock, or the Quintiles options, became fully vested and exercisable. Messrs. Russell and Wooten and Dr. Greeff were each given the opportunity to roll over the “in-the-money value” of their Quintiles options for a combination of shares of common stock and Series A Preferred Stock of Pharma Services, referred to together as the Pharma Services Units. The “in-the-money value” of such options means the excess of $14.50 over the exercise price of the option to purchase shares of our common stock, multiplied by the number of shares subject to each such option, less any applicable withholding taxes. Messrs. Russell and Wooten and Dr. Greeff elected to roll over $300,000, $232,028 and $361,569, respectively, of the “in-the-money value” of their Quintiles options to acquire Pharma Services Units. Apart from the rollover arrangements described above, in connection with the Pharma Services transaction, Dr. Gillings rolled over $1,456,768 of the value of his

Quintiles options (other than those options issued to Dr. Gillings as reimbursement for the business use of his airplane) to acquire Pharma Services Units. Quintiles options held by named executive officers prior to the Pharma Services transaction and not rolled over for Pharma Services Units, including those held by Mr. Bierman, were canceled in exchange for a cash payment equal to the “in-the-money value” of such options. The value of the Quintiles options rolled over in the Pharma Services transaction is reflected in the “All Other Compensation” column for fiscal year 2003.

(2)	Dr. Gillings became our Executive Chairman and Chief Executive Officer effective September 25, 2003.

(3)	Includes $11,664 for automobile allowance, $47,093 for country club dues and $22,623 for reimbursement of taxes incurred by Dr. Gillings as a result of the Company’s payment of country club dues.

(4)	Includes $9,225 of matching contributions under the 401(k) Plan, $10,051 for the present value of the benefit to Dr. Gillings of the premiums we paid in prior years under a split-dollar life insurance arrangement (we paid no premiums in 2004), $3,564 of other life insurance premiums and $480,709 relating to the repurchase of shares of Series A Preferred Stock of Pharma Services for which Dr. Gillings deferred receipt in connection with his initial purchase thereof. See Item 13, “Certain Relationships and Related Transactions,” for additional information regarding the repurchase of such shares.

(5)	Perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of salary and bonus compensation for the named executive officer.

(6)	In 2003, Dr. Gillings used his own airplane to provide extensive business-related travel services for himself and other of our employees. To reimburse Dr. Gillings for the business use of his airplane prior to the Pharma Services transaction, we made cash payments of $2,328,724, which is in addition to the amounts shown in the table, and on March 17, 2003, we granted Dr. Gillings Quintiles options with an aggregate Black-Scholes value of approximately $350,000. These options to purchase 49,869 shares at an exercise price of $12.27 per share are not included in the table because they were not treated as long-term compensation. To reimburse Dr. Gillings for the use of his airplane after the Pharma Services transaction, we made a cash payment of $1,096,455, which is in addition to the amounts shown in the table. The terms of our arrangement to reimburse Dr. Gillings for business use of his airplane are described in Item 13, “Certain Relationships and Related Transactions.”

(7)	Includes $5,625 of matching contributions under the 401(k) Plan, $105 of estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $240,884 for the present value of the benefit to Dr. Gillings of the premiums we paid in prior years under a split-dollar life insurance arrangement (we paid no premiums in 2003) (see Item 13, “Certain Relationships and Related Transactions,” for additional information), $2,322 of other life insurance premiums and $1,456,768 related to the cancellation of options (other than those options issued to Dr. Gillings for the use of his airplane) in connection with the Pharma Services transaction, all of which Dr. Gillings used to acquire Pharma Services Units.

(8)	Includes $540,000 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(9)	Includes $31,875 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(10)	In 2002, Dr. Gillings used his own airplane to provide extensive business-related travel services for himself and other of our employees. To reimburse Dr. Gillings for these services, the Human Resources and Compensation Committee of our former Board of Directors authorized cash payments up to approximately $1.4 million, which is in addition to the amounts shown in this table. We also granted Quintiles options to Dr. Gillings with an aggregate Black-Scholes value of approximately $1.4 million in quarterly installments with an exercise price on March 31, 2002 of $17.75 per share; on June 15, 2002 of $13.09 per share; on September 16, 2002 of $9.76 per share; and on December 16, 2002 of $12.11 per share. These options to purchase 190,250 shares are not included in the table because they were not treated as long-term compensation.

(11)	Includes $1,688 of matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $158 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan, $843,255 for the present value of the benefit to Dr. Gillings of the premiums we paid under a split-dollar life insurance arrangement and $2,322 of other life insurance premiums.

(12)	Mr. Ratliff became the Company’s Executive Vice President and Chief Financial Officer in June 2004. We have not provided information about any compensation paid to Mr. Ratliff for any periods in which he did not serve as an executive officer.

(13)	Includes $424,860 representing the difference between the discounted price paid by Mr. Ratliff upon his purchase of restricted shares of Pharma Services common stock pursuant to the Pharma Services Plan and the fair market value of such shares and $204,096 for reimbursement of taxes incurred by Mr. Ratliff as a result of such purchase.

(14)	As of December 31, 2004, Mr. Ratliff held 300,000 restricted shares of Pharma Services common stock. The aggregate fair market value of such shares at the end of fiscal year 2004 was $1,062,000. These restricted shares vest, but remain subject to repurchase, over five years from the date of purchase, with 20% of such shares vesting on each anniversary of the date of purchase. Dividends will be paid on the restricted shares on the same basis as common stock to the extent declared by the Pharma Services Board of Directors. Mr. Ratliff purchased these restricted shares at a discount to fair market value, and the aggregate value of the discount is reflected under Other Annual Compensation.

(15)	Includes $405 in life insurance premiums.

(16)	Includes $20,000 deferred during 2004 pursuant to our Elective Deferred Compensation Plan.

(17)	Includes $738 for reimbursement of taxes incurred by Mr. Russell as a result of our payment of his tax preparation expenses. Perquisites and other personal benefits received by Mr. Russell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(18)	As of December 31, 2004, Mr. Russell held 450,000 restricted shares of Pharma Services common stock. The aggregate fair market value of such shares at the end of fiscal year 2004 was $1,593,000. These restricted shares vest, but remain subject to repurchase, over five years from the date of purchase, with 20% of such shares vesting on each anniversary of the date of purchase. Dividends will be paid on the restricted shares on the same basis as common stock to the extent declared by the Pharma Services Board of Directors.

(19)	Includes $9,225 in matching contributions under the 401(k) Plan, $2,392 in life insurance premiums and $64,589 relating to the repurchase of shares of Series A Preferred Stock of Pharma Services for which Mr. Russell deferred receipt in connection with his initial purchase thereof. See Item 13, “Certain Relationships and Related Transactions,” for additional information regarding the repurchase of such shares.

(20)	Includes $15,215 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(21)	Pharma Services granted Mr. Russell the right to purchase 450,000 shares of its restricted common stock at a purchase price of $0.2438, or fair market value, per share. $0 represents the dollar value at the date of the grant, less the amounts paid by Mr. Russell for the award.

(22)	Includes $9,000 in matching contributions under the 401(k) Plan, $105 for the estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $1,225 in life insurance premiums, $579,110 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, $300,000 of which Mr. Russell used to acquire Pharma Services Units and $1,147 in disqualifying dispositions under the Employee Stock Purchase Plan as a result of the Pharma Services transaction.

(23)	Includes $28,325 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(24)	Includes $945 deferred during 2002 pursuant to our Elective Deferred Compensation Plan.

(25)	Includes $394 for reimbursement of taxes incurred by Mr. Russell as a result of our payment of his tax preparation expenses. Perquisites and other personal benefits received by Mr. Russell did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(26)	Includes $8,250 in matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $603 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan and $1,205 in life insurance premiums.

(27)	Mr. Wooten became the Company’s Executive Vice President, Corporate Development in June 2003. We have not provided information about any compensation paid to Mr. Wooten for any periods in which he did not serve as an executive officer.

(28)	Includes $40,000 deferred during 2004 pursuant to our Elective Deferred Compensation Plan.

(29)	Includes approximately $120,000 deferred during 2004 pursuant to our Elective Deferred Compensation Plan.

(30)	As of December 31, 2004, Mr. Wooten held 450,000 restricted shares of Pharma Services common stock. The aggregate fair market value of such shares at the end of fiscal year 2004 was $1,593,000. These restricted shares vest, but remain subject to repurchase, over five years from the date of purchase, with 20% of such shares vesting on each anniversary of the date of purchase. Dividends will be paid on the restricted shares on the same basis as common stock to the extent declared by the Pharma Services Board of Directors.

(31)	Includes $9,225 in matching contributions under the 401(k) Plan, $1,575 in life insurance premiums and $49,765 relating to the repurchase of shares of Series A Preferred Stock of Pharma Services for which Mr. Wooten deferred receipt in connection with his initial purchase thereof. See Item 13, “Certain Relationships and Related Transactions,” for additional information regarding the repurchase of such shares.

(32)	Includes $28,490 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(33)	Pharma Services granted Mr. Wooten the right to purchase 450,000 shares of its restricted common stock, at a purchase price of $0.2438, or fair market value, per share. $0 represents the dollar value at the date of the grant, less the amounts paid by Mr. Wooten for the award.

(34)	Includes $9,000 in matching contributions under the 401(k) Plan, $105 for the estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $850 in life insurance premiums and $242,333 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, $232,028 of which Mr. Wooten used to acquire Pharma Services Units.

(35)	Dr. Greeff became an executive officer in 2003. We have not provided information about any compensation paid to Dr. Greeff for any periods in which he did not serve as an executive officer.

(36)	Includes $55,200 deferred during 2004 pursuant to our Elective Deferred Compensation Plan.

(37)	Includes approximately $12,000 deferred during 2004 pursuant to our Elective Deferred Compensation Plan.

(38)	Includes $2,541 for automobile allowance, $2,021 for tax preparation, $46,152 for relocation expenses, $1,200 for the purchase of a personal computer and $543 relating to the reimbursement of taxes incurred by Dr. Greeff in connection with our payment of his tax preparation and relocation expenses.

(39)	As of December 31, 2004, Dr. Greeff held 450,000 restricted shares of Pharma Services common stock. The aggregate fair market value of such shares at the end of fiscal year 2004 was $1,593,000. These restricted shares vest, but remain subject to repurchase, over five years from the date of purchase, with 20% of such shares vesting on each anniversary of the date of purchase. Dividends will be paid on the restricted shares on the same basis as common stock to the extent declared by the Pharma Services Board of Directors.

(40)	Includes $9,225 in matching contributions under the 401(k) Plan, $2,322 in life insurance premiums and $77,295 relating to the repurchase of shares of Series A Preferred Stock of Pharma Services for which Dr. Greeff deferred receipt in connection with his initial purchase thereof. See Item 13,

“Certain Relationships and Related Transactions,” for additional information regarding the repurchase of such shares.

(41)	Includes $44,291 deferred during 2003 pursuant to our Elective Deferred Compensation Plan.

(42)	Includes $40,000 for housing allowance, $10,164 for automobile allowance, $750 for tax preparation services and $443 relating to the reimbursement of taxes incurred by Dr. Greeff in connection with our payment of his tax preparation expenses..

(43)	Pharma Services granted Dr. Greeff the right to purchase 450,000 shares of its restricted common stock, at a purchase price of $0.2438, or fair market value, per share. $0 represents the dollar value at the date of the grant, less the amounts paid by Dr. Greeff for the award.

(44)	Includes $9,000 in matching contributions under the 401(k) Plan, $105 for estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $2,322 in life insurance premiums and $377,626 related to the cancellation of Quintiles options in connection with the Pharma Services transaction, $361,569 of which Dr. Greeff used to acquire Pharma Services Units.

(45)	Mr. Bierman resigned as Executive Vice President and Chief Financial Officer effective June 30, 2004.

(46)	Includes $9,225 in matching contributions under the 401(k) Plan and $621 in life insurance premiums.

(47)	Includes $8,533 of matching contributions under the 401(k) Plan, $105 for the estimated forfeitures allocated under the profit sharing portion of the 401(k) Plan, $1,242 in life insurance premiums, $580,632 related to the cancellation of Quintiles options in connection with the Pharma Services transaction and $4,723 in disqualifying dispositions under the Employee Stock Purchase Plan as a result of the Pharma Services transaction.

(48)	Includes $3,938 in matching contributions under the 401(k) portion of the ESOP and 401(k) Plan, $603 for the estimated value of forfeitures allocated under the ESOP portion of the ESOP and 401(k) Plan and $1,242 in life insurance premiums.

Option Grants In Last Fiscal Year
Pharma Services Holding, Inc.
      The following table reflects the options to purchase shares of common stock of Pharma Services granted during the past fiscal year to the named executive officers pursuant to the Pharma Services Plan. No stock appreciation rights were granted to the named executive officers during 2004. Each option will terminate upon the tenth anniversary of the date of grant. However, except as provided in a grant certificate, upon the grantee’s termination of employment with Pharma Services and its subsidiaries for any reason, (1) options that are not then vested and exercisable shall immediately terminate, and (2) options that are vested and exercisable shall generally remain exercisable until, and terminate upon, the 91st day following such termination of employment (or the 366th day following such termination where such termination is by reason of death, or a disability, retirement or redundancy that is approved by the Compensation and Nominations Committee); provided, however, that if such termination is for cause, as defined in the Pharma Services Plan, or following such termination the grantee violates a restrictive covenant, as defined in the Pharma Services Plan, all options will terminate immediately.

						Potential
						Realizable Value
	Individual Grants					at Assumed
						Annual Rates of
	Number of					Stock Price
	Securities		Percent of Total			Appreciation for
	Underlying		Options Granted	Exercise or Base		Option Term(1)
	Options		to Employees in	Price per	Expiration
Name	Granted		Fiscal Year(2)	Share($)	Date	5% ($)	10% ($)

Dennis B. Gillings	0		N/A	N/A	N/A	N/A	N/A
John D. Ratliff	150,000	(3)	29.7%	14.50	7/16/14	0	0
John S. Russell	0		N/A	N/A	N/A	N/A	N/A
Ronald J. Wooten	0		N/A	N/A	N/A	N/A	N/A
Oppel Greeff	0		N/A	N/A	N/A	N/A	N/A
James L. Bierman	0		N/A	N/A	N/A	N/A	N/A

(1)	Potential realizable value of each grant is calculated assuming that market price of the underlying security appreciates at annualized rates of 5% and 10%, respectively, over the respective term of the grant. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Pharma Services common stock, which was $3.54 on December 31, 2004, increasing to $5.77 and $9.18 per share for the options expiring July 16, 2014. Because the exercise price per share of $14.50 is significantly greater than these appreciated prices, at stock price appreciation rates of both 5% and 10%, the options will have potential realizable values of zero.

(2)	Options to purchase an aggregate of 505,000 shares of Pharma Services common stock were granted to employees during 2004.

(3)	Nonqualified stock options granted July 16, 2004. Shares subject to the options granted vest over the next five years, with 20% of such shares vesting on June 14 of each year beginning June 14, 2005.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values
Pharma Services Holding, Inc.
      As indicated by the following table, no options to purchase shares of Pharma Services common stock were exercised by the named executive officers during 2004. Further, none of such options were in-the-money on December 31, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at FY-End		Options at FY-End(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

Dennis B. Gillings	—	—	—	—	—	—
John D. Ratliff	—	—	—	150,000	—	—
John S. Russell	—	—	45,000	180,000	—	—
Ronald J. Wooten	—	—	45,000	180,000	—	—
Oppel Greeff	—	—	45,000	180,000	—	—
James L. Bierman	—	—	—	—	—	—

(1)	The value of the options is based upon the difference between the exercise price and the fair market value per share on December 31, 2004, $3.54. As of December 31, 2004, shares of Pharma Services common stock were not publicly traded.
Director Compensation
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
      In late December 2003, Pharma Services provided newly appointed directors an opportunity to purchase 50,000 shares of its common stock pursuant to the Pharma Services Plan. On January 6, 2004 and January 21, 2004, respectively, Messrs. Castellini and Greenberg each purchased 50,000 shares of Pharma Services common stock for an aggregate purchase price of $12,190. In early 2005, Pharma Services renewed its offer to Mr. Ingram to purchase 50,000 shares of its common stock pursuant to the Pharma Services Plan. On February 8, 2005, Mr. Ingram purchased 50,000 shares of Pharma Services common stock for an aggregate purchase price of $12,190, at a per share purchase price of $0.2438, representing a per share discount of approximately $3.30. In connection therewith, we also agreed to pay Mr. Ingram approximately $79,172.24 to offset potential tax liability arising in connection with his purchase.
      The restricted shares purchased pursuant to the Pharma Services Plan are subject to a right of repurchase exercisable by Pharma Services upon cessation of the director’s service on the Board. Unvested restricted shares can be repurchased, under certain circumstances, at a price equal to the price per share paid by the director. Restricted shares that have vested and shares received upon the exercise of a vested option can also be repurchased, but at a price equal to the fair market value of such shares. The restricted shares vest over a period of five years of continued service on the Board of Directors by Messrs. Castellini, Greenberg and Ingram. If Pharma Services does not exercise its repurchase right, One Equity, Temasek and TPG and their affiliates may elect to purchase the shares on the same terms. The restricted shares are also subject to certain drag-along rights in the event a majority of the common stockholders approve a sale of Pharma Services. In addition, the holder of such shares has agreed to vote his or her shares as directed by the Pharma Services Board of Directors, which, pursuant to the Pharma Services Plan, will be consistent with the terms of the Stockholders Agreement.

Employment Agreements
      We have entered into employment agreements with Dr. Gillings, Messrs. Ratliff, Russell, Wooten and Bierman and Dr. Greeff. Except to the extent described below, the named executive officers are eligible to participate in any bonus, stock option, pension, insurance, medical, dental, 401(k), disability and other plans generally made available to our executives.
      Employment Agreement with Dr. Gillings. On September 25, 2003, in connection with the Pharma Services transaction, Dr. Gillings entered into a new employment agreement with us and Pharma Services to replace his then-existing employment agreement with us. The term of the new employment agreement commenced on September 25, 2003 and will continue until it is terminated pursuant to its terms. Under his new employment agreement, Dr. Gillings serves as our Executive Chairman and Chief Executive Officer for an annual base salary of $1.0 million, the opportunity to earn an annual cash bonus, and certain other benefits, which include, without limitation:

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
Dr. Gillings serves as Executive Chairman and Chief Executive Officer of Pharma Services for no additional compensation.
      The employment agreement provides for severance payments to Dr. Gillings equal to 2.9 times his then-current annual base salary and most recent annual bonus and for the continuation of benefits in the event Dr. Gillings’ employment is terminated by Dr. Gillings due to:

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
Any severance payments we owe Dr. Gillings are to be paid in equal monthly installments during the three-year period following the termination of his employment. The continuation of benefits applies for the three-year period following the termination of his employment. If Dr. Gillings breaches any of the restrictive covenants (described immediately below) following his termination, then we are not obligated to provide him any severance benefits.
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
until the latest of (1) five years from the date of the Pharma Services transaction, (2) three years following the date he ceases to own any equity interest in us, Pharma Services, or any of our subsidiaries, and (3) three years from the date of his termination of employment. For so long as we require Dr. Gillings to comply with these restrictive covenants, we are required to pay him during the non-competition period monthly amounts equal to his then-current annual base salary plus his most recent annual bonus divided by 12, provided however, that we are not required to make such payments during the three-year period following termination if we are paying Dr. Gillings any severance payments described above.
Employment Agreements With Messrs. Ratliff, Russell and Wooten and Dr. Greeff
      Our employment agreements with Messrs. Ratliff, Russell and Wooten and Dr. Greeff have substantially the same provisions. Mr. Ratliff’s employment agreement is dated June 14, 2004.
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

      Messrs. Ratliff, Russell and Wooten and Dr. Greeff, pursuant to their employment agreements with us, are each entitled to receive a monthly base salary of $33,333.33, to participate in our annual cash bonus plan, and to enjoy certain other benefits, including participation in all of our general benefit plans.
      Each of their employment agreements extends for successive one year terms. Each agreement may be terminated by us:

•	by 90 days’ written notice of our intent not to renew the agreement;

•	without cause upon 90 days’ written notice (60 days’ written notice under Mr. Ratliff’s agreement); or

•	immediately for cause, defined to include the executive’s death, disability, material breach of the agreement, acts or omissions that are materially harmful to our interests, or any other reason recognized as “cause” under applicable law.
The executive may terminate the agreement:

•	by 90 days’ written notice of intent not to renew;

•	without cause upon 90 days’ written notice (60 days’ written notice under Mr. Ratliff’s agreement); or

•	because of our material breach which is not cured within 30 days of receiving notice of the breach from him.
      If the executive’s employment is terminated by us by notice of non-renewal or without cause or by him because of our failure to cure our material breach, then, subject to his compliance with the non-competition, confidential information, intellectual property, and release provisions of the agreement, the executive will be entitled to severance payments for 36 months (24 months under Mr. Ratliff’s agreement) with each monthly payment being equal to 1.55 times his monthly rate of pay at the time of termination. In addition, he may continue to participate during the severance period in all of our benefit plans in which he participated on the termination date, unless he becomes eligible for comparable coverage. The December 6, 2003 amendment to Dr. Greeff’s agreement provides that the severance payments and benefits also will be payable, subject to his compliance with his obligations under the employment agreement, if his employment terminates prior to September 25, 2006 because of his death or disability. The payments will be reduced by any disability payments he receives from us.
      The employment agreements for Messrs. Russell and Wooten and Dr. Greeff provided for a bonus payable as soon as practicable following the occurrence of the Pharma Services transaction. Mr. Russell and Dr. Greeff each were entitled to a $500,000 bonus and Mr. Wooten was entitled to a $200,000 bonus. We paid these bonuses on December 31, 2003.
      The employment agreements contain certain restrictive covenants which prohibit the executive during his employment and for one year following the termination of his employment (two years under Mr. Ratliff’s agreement), from competing with us or our affiliates in any geographic area in which we do business, soliciting from or interfering with our relationship with any person or entity who is our customer or a customer of our affiliates, and from soliciting for or offering employment to any person who had been employed by us or our affiliates during his last year of employment. In addition, each executive must refrain from disclosing our confidential information and trade secrets.
      The letters from Pharma Services to each of Messrs. Russell and Wooten and Dr. Greeff relating to the rollover of certain shares of our stock in connection with the Pharma Services transaction and issuances under the Pharma Service Plan include provisions that allow Pharma Services to repurchase the Pharma Services shares acquired under the applicable letter agreement upon the executive’s termination of employment in certain circumstances. If during the 18-month period following the Pharma Services transaction, the executive resigns his position under circumstances that would entitle him to severance payments as a result of a change in control, Pharma Services will reacquire the Pharma Services shares purchased pursuant to the applicable rollover letter in exchange for a cash payment equal to the purchase price. The Pharma Services shares acquired under the rollover letters are not otherwise subject to any vesting provisions or any reacquisition rights, although they are subject to certain transfer restrictions, drag-along rights with respect to the sale of Pharma Services in certain circumstances and voting requirements with respect to the election of members of the Pharma Services Board of Directors.
      The letters to Messrs. Russell and Wooten and Dr. Greeff relating to the purchase of restricted shares and grants of options under the Pharma Services Plan provide that the shares purchased and any shares received upon the exercise of vested options are subject to a right of repurchase exercisable by Pharma Services upon termination of the executive’s employment with us. Unvested restricted shares can be repurchased, under certain circumstances, at a price equal to the price per share paid by the employee. Restricted shares that have vested and shares received upon the exercise of a vested option also can be repurchased, but at a price equal to the fair market value of such shares. The restricted shares and options vest over a period of five years of continued employment from the date of grant.
      Letter Agreement with Mr. Bierman. Mr. Bierman was party to an employment agreement with us dated June 16, 1998 and amended on March 31, 2003. The terms of this employment agreement, except for certain restrictive covenants and indemnification provisions discussed below, were expressly superseded by the terms of a letter agreement entered between Mr. Bierman and us on January 21, 2004.
      Pursuant to the letter agreement, Mr. Bierman remained employed by us through June 30, 2004. Prior to June 30, 2004, Mr. Bierman could only be terminated by us for his breach of the letter agreement, his failure to perform or gross negligence in the performance of his duties, or his conviction of certain crimes. Mr. Bierman was to perform duties consistent with his position as Chief Financial Officer or the transition of his duties to his successor. Mr. Bierman’s employment with us terminated on June 30, 2004 pursuant to the terms of the letter agreement.
      Mr. Bierman received a lump sum signing bonus of $500,000 for his acceptance of the letter agreement. Until the termination of his employment, he was paid a base salary at the annual rate of $550,000 and he continued in our benefit plans. Because Mr. Bierman remained employed until June 30, 2004, he exercised his right to continue to participate in our group health plan following his termination for the earlier of 18 months or until he becomes entitled to comparable group coverage and he received retention bonus payments in the aggregate amount of $4,215,582.
      By the terms of the letter agreement, the indemnification provisions and restrictive covenants in Mr. Bierman’s employment agreement, dated June 16, 1998 as amended on March 31, 2003, remain in full force and effect, except that the non-competition period was extended from 12 to 13 months following the termination of his employment. Thus, for 13 months following his termination from employment, Mr. Bierman is prohibited from competing with us or our affiliates in any geographic area in which we do business, from soliciting or interfering with our relationship with any person or entity who is our customer or a customer of our affiliates, and from soliciting for or offering employment to any person who had been employed by us or our affiliates during the last year of his employment with us. Additionally, Mr. Bierman must refrain from disclosing our confidential information and trade secrets.
Compensation Committee Interlocks and Insider Participation
      On March 31, 2004, Mr. Greenberg purchased 61,525 shares of Pharma Services common stock and 285 shares of Pharma Services preferred stock for an aggregate purchase price of $300,000. The Pharma Services stock purchased by Mr. Greenberg is not subject to any vesting provisions or any reacquisition rights; however, such securities are subject to certain transfer restrictions, drag-along rights with respect to the sale of Pharma Services in certain circumstances and voting requirements with respect to the election of members of the Pharma Services Board of Directors.
      Following Intermediate Holding’s sale of the discount notes in March 2004, Intermediate Holding used the $119,216,381 of net proceeds to pay a dividend on its common stock to Pharma Services. Pharma Services used these funds for the repurchase of certain outstanding shares of its preferred stock on a pro rata basis and for the payment of accrued and unpaid dividends on the stock repurchased. Certain of our directors who serve on the Compensation and Nominations Committee participated in the repurchase as indicated below.
      Mr. Nasser received $108,001 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased. In addition, One Equity, an entity of which Mr. Nasser is a principal, received $46,732,521 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased.
      TPG Quintiles Holdco LLC, an affiliated entity of TPG, of which Mr. Coslet is a principal, and Temasek Life Sciences Investment Private Limited, an affiliated entity of Temasek, of which Mr. Iswaran is a Managing Director, each received $19,485,648 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased.
      Mr. Greenberg received $61,325 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL STOCKHOLDERS
      Since we are an indirect wholly-owned subsidiary of Pharma Services, set forth below is certain information regarding the beneficial ownership of the outstanding preferred stock and common stock of Pharma Services. As of February 11, 2005, there were 410,770 shares of preferred stock and 127,535,979 shares of common stock of Pharma Services outstanding. Currently, there is only one series of preferred stock, Series A Redeemable Preferred Stock, authorized under Pharma Services’ certificate of incorporation. Shares of preferred stock have no voting rights except as required by law. Holders of shares of common stock are entitled to one vote per share in the election of directors and all other matters submitted to a vote of stockholders.
      Notwithstanding the beneficial ownership of common and preferred stock presented below, a stockholders agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events, as further described below under this Item 12.

      The following table sets forth certain beneficial ownership of Pharma Services of (1) each person or entity who is known to us to beneficially own more than 5% of Pharma Services common or preferred stock, (2) each of our named executive officers, (3) each of our directors and (4) all of our directors and executive officers, in each case as of February 11, 2005. Our directors are identical to those of Pharma Services and of Intermediate Holding, and certain of our executive officers also serve as the executive officers of Pharma Services and Intermediate Holding. Beneficial ownership has been determined in accordance with the applicable rules and regulations of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options or other rights. Except as otherwise indicated, the address for each of the named individuals is 4709 Creekstone Drive, Riverbirch Building, Suite 200, Durham, North Carolina 27703.

	Common Stock		Preferred Stock
	(Voting)		(Non-Voting)

	Number		Number
	of		of
	Shares	Percent(1)	Shares	Percent(2)

One Equity Partners LLC(3)	45,416,357	35.61%	165,097	40.19%
Temasek Holdings (Private) Limited(4)	18,457,752	14.47%	67,097	16.33%
TPG Advisors III, Inc.(5)	18,457,752	14.47%	67,097	16.33%
Dennis B. Gillings, Ph.D.(6)	24,943,777	19.56%	69,883	17.01%
John D. Ratliff(7)	375,000	*	—	—
John S. Russell(8)	556,525	*	224	*
Oppel Greeff, M.D.(9)	885,009	*	1,419	*
Ronald Wooten(10)	542,585	*	173	*
Richard M. Cashin, Jr.(11)	45,293,306	35.51%	164,649	40.08%
Clateo Castellini(12)	111,525	*	224	*
Jonathan J. Coslet(13)	—	—	—	—
Jack M. Greenberg(14)	111,525	*	224	*
Robert A. Ingram(15)	50,000	*	—	—
S. Iswaran(16)	18,457,752	14.47%	67,097	16.33%
Jacques Nasser(17)	44,370,418	34.79%	161,294	39.27%
James S. Rubin(18)	44,288,384	34.73%	160,996	39.19%
James L. Bierman	—	—	—	—
All directors and current executive officers as a group (14 persons)(19)	91,878,068	71.95%	304,418	74.11%

*	Less than 1%

(1)	The percentage amount is based on 127,535,979 shares of common stock outstanding as of February 11, 2005. This amount includes 8,528,500 shares of restricted common stock held by certain members of management and our Board of Directors under the Pharma Services Plan, which are subject to certain repurchase rights exercisable by Pharma Services.

(2)	The percentage amount is based on 410,770 shares of preferred stock outstanding as of February 11, 2005.

(3)	Includes 454,615 shares of common stock and 1,652 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Includes 1,025,430 shares of common stock and 3,728 shares of preferred stock held by Mr. Cashin, the Chairman of One Equity, 102,543 shares of common stock and 373 shares of preferred stock held by Mr. Nasser, a senior partner of One Equity, and 20,508 shares of common stock and 75 shares of preferred stock held by Mr. Rubin, a partner of One Equity. One Equity disclaims beneficial ownership of all shares held by Messrs. Cashin, Nasser and Rubin. The principal business address of One Equity is 320 Park Avenue, 18th Floor, New York, New York 10022.

(4)	The shares of common stock and shares of preferred stock indicated as beneficially owned by Temasek are directly held by Temasek Life Sciences Investments Private Limited. The foregoing entity is affiliated with Temasek. The principal business address of Temasek and of Temasek Life Sciences Investments Private Limited is 60 B. Orchard Road #06-18, Tower 2 The Atrium Orchard Singapore 238891.

(5)	The shares of common stock and shares of preferred stock indicated as beneficially owned by TPG Advisors III, Inc. are directly held by TPG Quintiles Holdco LLC. The foregoing entity is affiliated with TPG Advisors III, Inc. The principal business address of TPG Advisors III, Inc. and TPG Quintiles Holdco LLC is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(6)	Includes 4,195,155 shares of common stock subject to a repurchase right exercisable by Pharma Services under certain circumstances (such restricted amount to be reduced to zero over a period of five years from the original date of issuance). Also includes 1,656 shares of preferred stock that Dr. Gillings purchased but deferred receipt. Dr. Gillings does not currently exercise voting or investment control over such preferred shares, but he could receive the shares, including full power to vote and dispose of them, in the next sixty days under certain circumstances. Also includes: (i) 39,678 shares of common stock and 144 shares of preferred stock owned by Dr. Gillings’ daughter; (ii) 713,699 shares of common stock and 2,595 shares of preferred stock owned by the Gillings Family Limited Partnership, of which Dr. Gillings and his wife are the general partners; (iii) 42,227 shares of common stock and 195 shares of preferred stock owned by the GFEF Limited Partnership, of which Dr. Gillings is the general partner; (iv) 771,027 shares of common stock and 2,806 shares of preferred stock owned by Dr. Gillings’ wife; (v) 163,556 shares of common stock and 757 shares of preferred stock owned by the Gillings Family Foundation, of which Dr. Gillings is the general partner; and (vi) 1,000,000 shares of common stock owned by the Dennis B. Gillings Grantor Retained Annuity Trust, of which Dr. Gillings is trustee. Dr. Gillings shares voting and investment power over certain of these shares. Dr. Gillings disclaims beneficial ownership of all shares owned by his wife and daughter, all shares in the Gillings Family Limited Partnership, all shares owned by the Gillings Family Foundation, all shares owned by the GFEF Limited Partnership and all shares owned by the Dennis B. Gillings Grantor Retained Annuity Trust, except to the extent of his interest therein.

(7)	Includes 375,000 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(8)	Includes 45,000 shares subject to presently exercisable stock options. Also includes 61,525 shares of common stock and 224 shares of preferred stock subject to repurchase rights exercisable by Pharma Services under certain circumstances through March 25, 2005. Mr. Russell has deferred receipt of the 224 shares of preferred stock and does not currently exercise voting or investment control over such shares. Mr. Russell disclaims beneficial ownership of such shares of preferred stock. Also includes 450,000 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(9)	Includes 45,000 shares subject to presently exercisable stock options. Also includes 390,009 shares of common stock and 1,419 shares of preferred stock held by The Oppel Greeff Family Trust subject to repurchase rights exercisable by Pharma Services under certain circumstances through March 25, 2005. Dr. Greeff has deferred receipt of 270 of such shares of preferred stock and does not currently exercise voting or investment control over these shares. Dr. Greeff disclaims beneficial ownership of such shares of preferred stock. Also includes 450,000 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(10)	Includes 45,000 shares subject to presently exercisable stock options. Also includes 47,585 shares of common stock and 173 shares of preferred stock subject to repurchase rights exercisable by Pharma Services under certain circumstances through March 25, 2005. Mr. Wooten has deferred receipt of the 173 shares of preferred stock and does not currently exercise voting or investment control over these shares. Mr. Wooten disclaims beneficial ownership of such shares of preferred stock. Also includes 450,000 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances.

(11)	Includes 43,813,659 shares of common stock and 159,268 shares of preferred stock held by One Equity, of which Mr. Cashin is the Chairman. Includes 454,615 shares of common stock and 1,652 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Mr. Cashin disclaims beneficial ownership of any shares held by either One Equity or OEP Co-Investors, LLC, except to the extent of his pecuniary interest therein. Mr. Cashin’s principal business address is 320 Park Avenue, 18th Floor, New York, New York 10022.

(12)	Includes 50,000 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances. Mr. Castellini’s principal business address is Via Foletti 6, 6900 Massagno, Switzerland.

(13)	Mr. Coslet does not exercise voting or investment control over, and disclaims beneficial ownership of, the shares held by TPG Advisors III, Inc. Mr, Coslet’s principal business address is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(14)	Includes 46,525 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances. Also includes 61,525 shares of common stock owned by the Greenberg Irrevocable Descendants Trust, or the Greenberg Trust, and 3,475 shares of restricted stock acquired pursuant to the Pharma Services Plan owned by the Greenberg Trust which are subject to a repurchase right exercisable by Pharma Services under certain circumstances. Mr. Greenberg disclaims beneficial ownership of the shares owned by the Greenberg Trust, except to the extent of his pecuniary interest therein. Mr. Greenberg’s principal business address is 333 W. Wacker Drive, Suite 1015, Chicago, Illinois 60606.

(15)	Includes 50,000 shares of restricted common stock acquired pursuant to the Pharma Services Plan that are subject to a repurchase right exercisable by Pharma Services under certain circumstances. Mr. Ingram’s principal business address of Five Moore Drive, Research Triangle Park, North Carolina 27709.

(16)	Includes 18,457,752 shares of common stock and 67,097 shares of preferred stock held by Temasek, of which Mr. Iswaran is a Managing Director. Mr. Iswaran disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Mr. Iswaran’s principal business address is c/o Temasek Holdings (Private) Limited, 60 B. Orchard Road #06-18, Tower 2 The Atrium Orchard Singapore 238891.

(17)	Includes 43,813,259 shares of common stock and 159,268 shares of preferred stock held by One Equity, of which Mr. Nasser is a senior partner. Includes 454,615 shares of common stock and 1,652 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Mr. Nasser disclaims beneficial ownership of any shares held by either One Equity or OEP Co-Investors, LLC, except to the extent of his pecuniary interest therein. Mr. Nasser’s principal business address is 100 Bloomfield Hills Parkway, Suite 175, Bloomfield Hills, Michigan 48304.

(18)	Includes 43,813,259 shares of common stock and 159,268 shares of preferred stock held by One Equity, of which Mr. Rubin is a partner. Includes 454,615 shares of common stock and 1,652 shares of preferred stock held by OEP Co-Investors, LLC, an entity affiliated with One Equity. Mr. Rubin disclaims beneficial ownership of any shares held by either One Equity or OEP Co-Investors, LLC, except to the extent of his pecuniary interest therein. Mr. Rubin’s principal business address is 320 Park Avenue, 18th Floor, New York, New York 10022.

(19)	Includes shares of restricted common stock and beneficially owned shares as described in footnotes (6)-(18). Also includes 75 shares of preferred stock, 395,508 shares of common stock, 375,000 shares of which are restricted common stock acquired pursuant to the Pharma Services Plan subject to a repurchase right exercisable by Pharma Services under certain circumstances, and 32,500 shares of common stock subject to presently exercisable stock options held by Michael Mortimer, who became an executive officer of the Company as of February 9, 2005.

Stockholders Agreement
      In connection with the Pharma Services transaction, Pharma Services entered into a stockholders agreement with One Equity, Dr. Gillings and his affiliates, Temasek, TPG and certain other investors who acquired equity securities of Pharma Services, dated as of the closing. Messrs. Cashin, Nasser and Rubin are parties to the stockholders agreement in their individual capacities. The stockholders agreement will terminate upon the earlier to occur of (1) a Qualifying Offering, as defined in the stockholders agreement or (2) a sale of Pharma Services.

Transfer Restrictions
      The stockholders agreement prohibits transfers of securities of Pharma Services except (1) to certain “Permitted Transferees,” (2) in a registered public offering, (3) pursuant to certain drag-along rights that require stockholders to sell all or part of their equity interest in Pharma Services to third parties along with certain sales by stockholders holding a majority of the outstanding shares of common stock or a majority of the outstanding shares of preferred stock and on the same terms, and subject to the same conditions, as such sales, (4) pursuant to certain duty of first offer requirements and tag-along rights that require a stockholder wishing to sell all or part of its equity interest in Pharma Services to first offer its shares on the same terms to Pharma Services and the other stockholders of Pharma Services who are party to the stockholders agreement, and if not purchased by Pharma Services or such stockholders, to include shares of such stockholders, at their option, in the event of a sale to a third party, and (5) on the terms, and subject to the conditions, set forth in the restricted stock purchase agreement entered into with Dr. Gillings in connection with his purchase of additional shares of Pharma Services’ outstanding common stock at the effective time of the Pharma Services transaction.
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

Corporate Governance
      The stockholders agreement also provides that the constituents on our Board of Directors and committees thereof are the same as those of Pharma Services. In addition, as described in more detail under “Nomination of Directors” under Item 10 of this Form 10-K, the stockholders agreement requires each stockholder to vote their respective shares of Pharma Services in favor of the ten specified nominees to the Board of Directors.
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
Equity Compensation Plans
      As of December 31, 2004, we do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The following table summarizes information regarding compensation plans (including individual compensation arrangements) under which the equity securities of our parent company, Pharma Services, are authorized for issuance as of December 31, 2004.

Number of
Securities
	Number of		Weighted	Remaining Available
	Securities to Be		Average Exercise	for Future Issuance
	Issued upon		Price of	Under Equity
	Exercise of		Outstanding	Compensation Plans
	Outstanding		Options,	(Excluding
	Options, Warrants		Warrants and	Securities Reflected
Plan Category	and Rights		Rights	in Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,755,000	(1)	$14.50	2,192,708	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	3,755,000		$14.50	2,192,708

(1)	Includes 3,755,000 shares issuable upon exercise of outstanding options granted under the Pharma Services Plan. Does not include 8,353,500 restricted shares of Pharma Services common stock granted under the Pharma Services Plan that are issued and outstanding as of December 31, 2004.

(2)	As of December 31, 2004, Pharma Services has a total of 14,452,208 shares of its common stock reserved for issuance under the Pharma Services Plan, 4,817,403 shares of which are reserved for issuance as options to purchase shares of Pharma Services common stock and 9,634,805 shares of which are reserved for issuance as restricted shares. The amount shown above includes 1,062,403 shares of common stock remaining for future issuance as options under the Pharma Services Plan, assuming solely for the purposes hereof that the total number of shares reserved for issuance as options under the Pharma Services Plan is reduced by all outstanding but unexercised options, and 1,130,305 shares of common stock remaining for future issuance as restricted shares under the Pharma Services Plan.

Item 13.	Certain Relationships and Related Transactions
Director Share Purchases
      In late December 2003, Pharma Services provided newly appointed directors an opportunity to purchase shares of its common and preferred stock. Effective as of March 31, 2004, Messrs. Greenberg and Castellini each purchased 61,525 shares of Pharma Services common stock and 285 shares of Pharma Services preferred stock for an aggregate purchase price of $300,000. The Pharma Services stock purchased by these directors is not subject to any vesting provisions or any reacquisition rights; however, such securities are subject to certain transfer restrictions, drag-along rights with respect to the sale of Pharma Services in certain circumstances and voting requirements with respect to the election of members of the Pharma Services Board of Directors.
Repurchase of Pharma Services Series A Preferred Stock
      Following Intermediate Holding’s sale of the discount notes in March 2004, Intermediate Holding used the $119,268,522 of net proceeds to pay a dividend on its common stock to Pharma Services. Pharma Services used these funds for the repurchase of certain outstanding shares of its Series A preferred stock on a pro rata basis and for the payment of accrued and unpaid dividends on the stock repurchased. Certain of our directors and executive officers participated in the repurchase as indicated below.
      Dr. Gillings and his affiliates received $20,289,300 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased. Messrs. Russell, Wooten and Mortimer received $64,589, $49,765 and $20,107 of total consideration, respectively, in exchange for their shares of Pharma Services preferred stock that were repurchased. The Oppel Greeff Family Trust received $409,767 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased. Upon initial purchase in September 2003, Doctors Gillings and Greeff deferred receipt of certain of their shares of Pharma Services preferred stock and Messrs. Russell and Wooten deferred receipt of all of their shares of Pharma Services preferred stock. Amounts received with respect to deferred shares in the repurchase by these executive officers and the Oppel Greeff Family Trust, which owned deferred shares at the time of the repurchase as a result of a transfer from Dr. Greeff, are included as compensation in the Summary Compensation Table in Item 11 of this Form 10-K.
      Messrs. Cashin, Nasser and Rubin received $1,082,124, $108,001 and $21,177 of total consideration, respectively, in exchange for shares of Pharma Services preferred stock that were repurchased. In addition, One Equity, an entity of which Messrs. Cashin, Nasser and Rubin are principals, received $46,732,521 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased.
      TPG Quintiles Holdco LLC, an affiliated entity of TPG, of which Mr. Coslet is a principal, and Temasek Life Sciences Investment Private Limited, an affiliated entity of Temasek, of which Mr. Iswaran is a Managing Director, each received $19,485,648 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased.
      Messrs. Castellini and Greenberg each received $61,325 of total consideration in exchange for shares of Pharma Services preferred stock that were repurchased.
Fee Agreements
      Pharma Services entered into agreements with GFM and certain of the other equity investors of Pharma Services, including One Equity, pursuant to which Pharma Services paid GFM, a company controlled by Dr. Gillings, and One Equity a one-time transaction fee of $5.0 million and $15.0 million, respectively, at the effective time of the Pharma Services transaction and agreed to pay GFM and such investors an annual management service fee of approximately $3.8 million, of which GFM, TPG and Cassia Fund Management Pte Ltd., an affiliate of Temasek, each receive approximately $750,000 and One Equity receives approximately $1.5 million until 2008.

Other Transactions
      Dr. Gillings provides extensive use of his own airplane for business-related travel services for himself and other of our employees. Under the terms of Dr. Gillings’ employment agreement with us, GFM, a company controlled by Dr. Gillings, will be reimbursed for business use of Dr. Gillings’ airplane on behalf of Pharma Services and its subsidiaries at an hourly rate of $10,794. For the year ended December 31, 2004, we reimbursed GFM for the business use of Dr. Gillings’ airplane with cash payments totaling approximately $7,454,000.
      As of May 16, 1996, we entered into split-dollar life insurance agreements with certain trusts created by Dr. Gillings whereby we and the trusts shared in the premium costs of certain variable and whole life insurance policies that will pay an aggregate death benefit to the trusts upon the death of Dr. Gillings or his wife, Joan Gillings, whichever occurs later. The trusts paid premiums on the policies as if each policy were a one year term life policy, and we paid the remaining premiums. On December 19, 2003, we terminated three of the six policies that were then in place and, commensurate with that, received repayment from the trusts of $7,652,126 of the cumulative premiums previously paid by us with respect to those policies. On December 23, 2003, the trusts also repaid $6,000,000 or approximately 70% of the cumulative premiums previously paid by us with respect to the remaining policies. We did not make any premium payments with respect to the remaining policies in 2003 or 2004, nor will we in the future. To the extent those arrangements remain in place, any ongoing funding obligations will be the responsibility of Dr. Gillings. Upon any surrender of a remaining policy, the liability of the related trust to us is limited to the cash value of the policy. See footnotes (4), (7) and (11) to the Summary Compensation Table under Item 11, “Executive Compensation,” for additional information on premium payments we made under the policies.
      We use the facilities of several buildings in South Africa owned and operated by two South African entities. Dr. Greeff serves on the Board of Directors and his trust owns 40% of the outstanding shares of stock of one of these entities. Dr. Greeff’s trust owns 40% of a 50% interest in the other entity. We lease these buildings from these entities pursuant to separate lease agreements on market standard terms. The initial term of each of the three leases is six years and four months, expiring in March 2006, three years and one month, expiring in March 2005, and five years, expiring in March 2006, respectively, and each lease is renewable for one 5-year term. Under the terms of the lease arrangements covering those facilities, we paid these entities approximately $935,102 in rent during 2004.
      In connection with his purchase of shares of Pharma Services stock in early 2004, we loaned Mr. Mortimer a net amount of $159,761, which he repaid in 2005 prior to becoming one of our executive officers.

Item 14.	Principal Accountant Fees and Services
      The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fiscal Year	2004	2003

	in thousands
Audit Fees(1)	$2,530	$1,700
Audit-Related Fees(2)	516	611
Tax Fees(3)	4,278	2,627
All Other Fees(4)	4	4

Total	$7,328	$4,942

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, reviews of internal controls and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of services related to mergers, acquisitions and divestitures, primarily the Bioglan transaction in 2004, the Pharma Services transaction in 2003 and related regulatory filings.

(3)	Tax Fees consist of fees for tax compliance, tax advice and tax planning services.

(4)	All Other Fees consist of miscellaneous accounting research and online tools.
      Our Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent public accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent public accountants in order to assure the public accountant’s independence. Our Audit Committee has adopted and our Board of Directors has ratified, an Audit and Non-Audit Pre-Approval Policy, which established a policy requiring our Audit Committee to review and approve all audit services, review and attest engagements and permitted non-audit services to be performed by our independent accountants. Pre-approval fee levels for all services to be provided by our independent public accountants are established annually by our Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by our Audit Committee. Additionally, our Audit Committee may delegate either type of pre-approval authority to one or more if its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this Annual Report on Form 10-K.

Form 10-K
Financial Statements	Page

Consolidated Statements of Operations for the year ended December 31, 2004 (successor), the periods from September 26, 2003 through December 31, 2003 (successor), January 1, 2003 through September 25, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)	57
Consolidated Balance Sheets as of December 31, 2004 (successor) and 2003 (successor)	58
Consolidated Statements of Cash Flows for the year ended December 31, 2004 (successor), the periods from September 26, 2003 through December 31, 2003 (successor), January 1, 2003 through September 25, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)	60
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2004 (successor), the periods from September 26, 2003 through December 31, 2003 (successor), January 1, 2003 through September 25, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)	62
Notes to Consolidated Financial Statements	63
Reports of Independent Registered Public Accounting Firm	122
      (a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
      (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit	Description

2.01	Agreement and Plan of Merger, dated April 10, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp., and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated April 10, 2003, as filed with the Securities and Exchange Commission on April 11, 2003)
2.02	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 18, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp. and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 2.02 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
3.01	Restated Articles of Incorporation of Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
3.02	Amended and Restated Bylaws of Pharma Services Acquisition Corp., as Adopted by Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.01	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)

Exhibit		Description

4.02		Indenture, dated as of September 25, 2003, among Quintiles Transnational Corp., the Subsidiary Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.03		Registration Rights Agreement, dated as of September 25, 2003, among Quintiles Transnational Corp. and Citigroup Global Markets Inc., as Representative of the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.04		Form of Global Note (included as Exhibit A to Exhibit 4.02 hereto)
10.01		Credit Agreement, dated September 25, 2003, among Quintiles Transnational Corp., Pharma Services Holding, Inc. and Pharma Services Intermediate Holding Corp., as Parent Guarantors, the Lenders referred to therein, Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner, Citicorp North America, Inc., as Administrative Agent, ABN AMRO Bank N.V. and Banc One Mezzanine Corporation, as Co-Syndication Agents and Residential Funding Corporation (DBA GMAC — RFC Health Capital), as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
10.02		Amendment No. 1, dated June 22, 2004, to Credit Agreement, dated September 25, 2003, among Quintiles Transnational Corp., the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent
10	.03*	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Ph.D., Pharma Services Holding, Inc. and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
10	.04*	Executive Employment Agreement, dated June 14, 2004, among John D. Ratliff and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on August 13, 2004)
10	.05*	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.06*	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.07*	Amendment to Executive Employment Agreement, dated November 14, 2003, by and between John S. Russell and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.08*	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares (incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)

Exhibit		Description

10	.09*	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Stock Option (incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.10*	Executive Employment Agreement, dated July 25, 2000, by and between Ron Wooten and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.11*	Amendment to Executive Employment Agreement, dated November 5, 2003, by and between Ron Wooten and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.12*	Letter dated November 13, 2003 to Ron Wooten from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.13*	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.14*	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Stock Option (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.15*	Executive Employment Agreement, dated February 8, 2002, by and between Oppel Greeff and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.16*	Amendment to Executive Employment Agreement, dated November 17, 2003, by and between Oppel Greeff and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.17*	Letter dated December 5, 2003 to Oppel Greeff from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement (incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.18*	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares (incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.19*	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Stock Option (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.20*	Executive Employment Agreement, dated June 1, 2003, by and between Michael Mortimer and Quintiles Transnational Corp.
10	.21*	Amendment to Executive Employment Agreement, dated January 9, 2004, by and between Michael Mortimer and Quintiles Transnational Corp.

Exhibit		Description

10	.22*	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.23*	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2003)
10	.24*	Letter Agreement, dated January 21, 2004, to James L. Bierman from Quintiles Transnational Corp. re. Remaining Employment (incorporated herein by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.25*	Letter dated December 6, 2004 to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.26*	Letter dated February 22, 2005 to Robert A. Ingram from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.27*	Letter dated February 22, 2005 to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.28*	Letter dated February 22, 2005 to Michael Mortimer from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.29*	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.30*	Quintiles Transnational Corp. Elective Deferred Compensation Plan (Amended and Restated for Deferrals On and After January 1, 2005)
10	.31*	Pharma Services Holding, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.32*	Form of Stock Option Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004)
10	.33*	Form of Restricted Stock Purchase Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004)
10	.34*	Summary of Material Terms of PharmaBio Development Bonus Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004)
10	.35*	Quintiles Transnational Corp. Performance Incentive Plan
10.36		Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/ WebMD Corporation, Pine Merger Corp., Envoy Corporation and QFinance, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000)

Exhibit	Description

10.37	Settlement Agreement, dated October 12, 2001, by and among Quintiles Transnational Corp., WebMD Corporation and Envoy Corporation (incorporated herein by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001)
10.38	Agreement of Lease, dated April 24, 2003, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10.39	Agreement of Lease, dated December 13, 1999, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited (incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10.40	Memorandum of Agreement of Lease, dated March 13, 2000, between Rosenpark Eiendomme CC and Quintiles Clindepharm (PTY) Limited (incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10.41	Asset Purchase Agreement, dated June 8, 2004, by and among Quintiles Transnational Corp., Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company and Bradley Pharmaceuticals, Inc., as amended August 10, 2004 (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated August 10, 2004, as filed with the Securities and Exchange Commission on August 20, 2004)
21.01	Subsidiaries
24.01	Power of Attorney (included on the signature pages hereto)
31.01	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Executive compensation plans and arrangements

(b)	See (a)(3) above.

(c)	See (a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTILES TRANSNATIONAL CORP.

By:	/s/ Dennis B. Gillings, Ph.D.

Dennis B. Gillings, Ph.D.
Executive Chairman and Chief Executive Officer
Date: March 7, 2005

SIGNATURES AND POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis B. Gillings and John D. Ratliff and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis B. Gillings, Ph.D. Dennis B. Gillings, Ph.D.	Executive Chairman, Chief Executive Officer and Director (principal executive officer)	March 7, 2005

/s/ John D. Ratliff John D. Ratliff	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 7, 2005

/s/ Richard M. Cashin, Jr. Richard M. Cashin, Jr.	Director	March 7, 2005

/s/ Clateo Castellini Clateo Castellini	Director	March 7, 2005

/s/ Jonathan Coslet Jonathan Coslet	Director	March 7, 2005

/s/ Jack M. Greenberg Jack M. Greenberg	Director	March 7, 2005

/s/ Robert A. Ingram Robert A. Ingram	Director	March 7, 2005

S. Iswaran	Director	March , 2005

/s/ Jacques Nasser Jacques Nasser	Director	March 7, 2005

/s/ James S. Rubin James S. Rubin	Director	March 7, 2005

EXHIBIT INDEX

Exhibit		Description

2.01		Agreement and Plan of Merger, dated April 10, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp., and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated April 10, 2003, as filed with the Securities and Exchange Commission on April 11, 2003)
2.02		Amendment No. 1 to Agreement and Plan of Merger, dated as of August 18, 2003, by and among Pharma Services Holding, Inc., Pharma Services Acquisition Corp. and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 2.02 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
3.01		Restated Articles of Incorporation of Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
3.02		Amended and Restated Bylaws of Pharma Services Acquisition Corp., as Adopted by Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.01		Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.02		Indenture, dated as of September 25, 2003, among Quintiles Transnational Corp., the Subsidiary Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.03		Registration Rights Agreement, dated as of September 25, 2003, among Quintiles Transnational Corp. and Citigroup Global Markets Inc., as Representative of the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
4.04		Form of Global Note (included as Exhibit A to Exhibit 4.02 hereto)
10.01		Credit Agreement, dated September 25, 2003, among Quintiles Transnational Corp., Pharma Services Holding, Inc. and Pharma Services Intermediate Holding Corp., as Parent Guarantors, the Lenders referred to therein, Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner, Citicorp North America, Inc., as Administrative Agent, ABN AMRO Bank N.V. and Banc One Mezzanine Corporation, as Co-Syndication Agents and Residential Funding Corporation (DBA GMAC — RFC Health Capital), as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)
10.02		Amendment No. 1, dated June 22, 2004, to Credit Agreement, dated September 25, 2003, among Quintiles Transnational Corp., the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent
10	.03*	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Ph.D., Pharma Services Holding, Inc. and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003)

Exhibit		Description

10	.04*	Executive Employment Agreement, dated June 14, 2004, among John D. Ratliff and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on August 13, 2004)
10	.05*	Executive Employment Agreement, dated December 3, 1998, by and between John S. Russell and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.06*	Amendment to Executive Employment Agreement, dated October 26, 1999, by and between John S. Russell and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.07*	Amendment to Executive Employment Agreement, dated November 14, 2003, by and between John S. Russell and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.08*	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares (incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.09*	Letter dated November 3, 2003 to John S. Russell from Pharma Services Holding, Inc. re. Stock Option (incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.10*	Executive Employment Agreement, dated July 25, 2000, by and between Ron Wooten and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.11*	Amendment to Executive Employment Agreement, dated November 5, 2003, by and between Ron Wooten and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.12*	Letter dated November 13, 2003 to Ron Wooten from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.13*	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.14*	Letter dated October 30, 2003 to Ron Wooten from Pharma Services Holding, Inc. re. Stock Option (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.15*	Executive Employment Agreement, dated February 8, 2002, by and between Oppel Greeff and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)

Exhibit		Description

10	.16*	Amendment to Executive Employment Agreement, dated November 17, 2003, by and between Oppel Greeff and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.17*	Letter dated December 5, 2003 to Oppel Greeff from Quintiles Transnational Corp. re. Amendment to Executive Employment Agreement (incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.18*	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares (incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.19*	Letter dated October 30, 2003 to Oppel Greeff from Pharma Services Holding, Inc. re. Stock Option (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.20*	Executive Employment Agreement, dated June 1, 2003, by and between Michael Mortimer and Quintiles Transnational Corp.
10	.21*	Amendment to Executive Employment Agreement, dated January 9, 2004, by and between Michael Mortimer and Quintiles Transnational Corp.
10	.22*	Executive Employment Agreement, dated June 16, 1998, by and between James L. Bierman and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.23*	Amendment to Executive Employment Agreement, dated March 31, 2003, by and between James L. Bierman and Quintiles Transnational Corp. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2003)
10	.24*	Letter Agreement, dated January 21, 2004, to James L. Bierman from Quintiles Transnational Corp. re. Remaining Employment (incorporated herein by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10	.25*	Letter dated December 6, 2004 to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.26*	Letter dated February 22, 2005 to Robert A. Ingram from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.27*	Letter dated February 22, 2005 to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.28*	Letter dated February 22, 2005 to Michael Mortimer from Quintiles Transnational Corp. re. Purchase of Pharma Shares
10	.29*	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000)
10	.30*	Quintiles Transnational Corp. Elective Deferred Compensation Plan (Amended and Restated for Deferrals On and After January 1, 2005)
10	.31*	Pharma Services Holding, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)

Exhibit		Description

10	.32*	Form of Stock Option Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004)
10	.33*	Form of Restricted Stock Purchase Agreement under the Pharma Services Holding, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004)
10	.34*	Summary of Material Terms of PharmaBio Development Bonus Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004)
10	.35*	Quintiles Transnational Corp. Performance Incentive Plan
10.36		Agreement and Plan of Merger, dated as of January 22, 2000, among Quintiles Transnational Corp., Healtheon/ WebMD Corporation, Pine Merger Corp., Envoy Corporation and QFinance, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K, dated January 25, 2000, as filed with the Securities and Exchange Commission on January 25, 2000)
10.37		Settlement Agreement, dated October 12, 2001, by and among Quintiles Transnational Corp., WebMD Corporation and Envoy Corporation (incorporated herein by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 1, 2001)
10.38		Agreement of Lease, dated April 24, 2003, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10.39		Agreement of Lease, dated December 13, 1999, entered into between Shibbolet (Proprietary) Limited and Quintiles Clindepharm (Proprietary) Limited (incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10.40		Memorandum of Agreement of Lease, dated March 13, 2000, between Rosenpark Eiendomme CC and Quintiles Clindepharm (PTY) Limited (incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004)
10.41		Asset Purchase Agreement, dated June 8, 2004, by and among Quintiles Transnational Corp., Quintiles Bermuda Ltd., Quintiles Ireland Limited, Bioglan Pharmaceuticals Company and Bradley Pharmaceuticals, Inc., as amended August 10, 2004 (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated August 10, 2004, as filed with the Securities and Exchange Commission on August 20, 2004)
21.01		Subsidiaries
24.01		Power of Attorney (included on the signature pages hereto)
31.01		Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.02		Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.01		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.02		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Executive compensation plans and arrangements