Form 10-Q
period 2005-03-31
QUINTILES TRANSNATIONAL CORP
filed 2005-05-13
CIK 919623

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2005 was 125,000,000.

*	The registrant has filed all reports required by Section 15(d) of the Exchange Act in the past 12 months, but the registrant is a voluntary filer and is not subject to the requirements of Section 15(d).

Part I. Financial Information

Item 1. Financial Statements

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$338,524	$535,680
Trade accounts receivable and unbilled services, net	336,382	300,407
Investments in debt securities	569	569
Prepaid expenses	21,996	20,424
Other current assets and receivables	61,577	58,254

Total current assets	759,048	915,334

Property and equipment	357,279	359,073
Less accumulated depreciation	(78,305)	(67,928)

	278,974	291,145

Intangibles and other assets:
Investments in debt securities	11,548	11,552
Investments in marketable equity securities	23,337	24,425
Investments in non-marketable equity securities and loans	52,935	56,441
Investments in unconsolidated affiliates	120,633	120,984
Commercial rights and royalties	134,868	138,543
Accounts receivable — unbilled	49,279	46,669
Goodwill	115,542	116,013
Other identifiable intangibles, net	261,466	274,457
Deferred income taxes	9,478	2,877
Deposits and other assets	45,808	49,522

	824,894	841,483

Total assets	$1,862,916	$2,047,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$354,892	$347,667
Credit arrangements	19,780	20,319
Unearned income	204,756	199,450
Other current liabilities and income taxes	24,438	32,347

Total current liabilities	603,866	599,783

Long-term liabilities:
Credit arrangements, less current portion	619,655	774,562
Deferred income taxes	11,321	45,833
Minority interest	37,846	38,550
Other liabilities	20,457	21,143

	689,279	880,088

Total liabilities	1,293,145	1,479,871

Shareholders’ equity:
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	522,107	521,979
Retained earnings (accumulated deficit)	12,960	(6,384)
Accumulated other comprehensive income	34,704	52,496

Total shareholders’ equity	569,771	568,091

Total liabilities and shareholders’ equity	$1,862,916	$2,047,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
 (in thousands)
 (unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Net revenues	$492,356	$423,194
Add: reimbursed service costs	110,685	82,459

Gross revenues	603,041	505,653

Costs, expenses and other:
Costs of revenues	436,633	356,602
Selling, general and administrative	154,478	155,661
Interest expense (income), net	17,439	14,619
Other expense (income), net	124	(3,191)
Restructuring and impairments	9,437	—
Transaction expense, net	(2,666)	—

	615,445	523,691

Loss before income taxes	(12,404)	(18,038)
Income tax benefit (includes $31,521 of income tax benefit related to American Jobs Creation Act of 2004 for the three months ended March 31, 2005)	(33,020)	(725)

Income (loss) before minority interests and equity in (losses) earnings of unconsolidated affiliates	20,616	(17,313)
Equity in (losses) earnings of unconsolidated affiliates	(199)	(68)
Minority interests	(1,073)	(187)

Income (loss) from continuing operations	19,344	(17,568)
Income from discontinued operation	—	1,861

Net income (loss)	$19,344	$(15,707)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
 (in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Operating activities
Net income (loss)	$19,344	$(15,707)
Income from discontinued operation	—	(1,861)

Income (loss) from continuing operations	19,344	(17,568)

Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	29,426	33,711
Amortization of debt issuance costs	4,137	828
Amortization of commercial rights and royalties assets	4,619	2,826
Restructuring charge accrual	9,437	—
Restructuring charge payments	(7,893)	(1,468)
Loss (gain) from sales and impairments of investments, net	1,958	(4,220)
Loss on disposals of property and equipment, net	211	371
Gain from sale of certain assets	—	(5,323)
(Benefit from) provision for deferred income tax expense	(38,396)	825
Change in accounts receivable, unbilled services and unearned income	(36,718)	(42,678)
Change in other operating assets and liabilities	14,800	(11,309)
Other	327	44

Net cash provided by (used in) operating activities	1,252	(43,961)

Investing activities
Acquisition of property and equipment	(12,708)	(11,315)
Payment of transaction costs in Transaction	(1,520)	(4,869)
Acquisition of businesses, net of cash acquired	—	(252)
Acquisition of commercial rights and royalties	(10,944)	(3,000)
Proceeds from sale of certain assets	—	9,277
Proceeds from disposition of property and equipment	2,119	2,092
(Purchases of) proceeds from debt securities, net	(306)	(424)
Purchases of equity securities and other investments	(4,595)	(3,803)
Proceeds from sale of equity securities and other investments	360	14,846
Other	(239)	—

Net cash (used in) provided by investing activities	(27,833)	2,552

Financing activities
Debt issuance costs paid	(2,304)	—
Principal payments on credit arrangements	(154,984)	(5,422)
Intercompany with parent companies	(488)	691
Dividend from discontinued operation	—	1,267

Net cash used in financing activities	(157,776)	(3,464)

Effect of foreign currency exchange rate changes on cash	(12,799)	(1,880)

Decrease in cash and cash equivalents	(197,156)	(46,753)
Cash and cash equivalents at beginning of period	535,680	373,622

Cash and cash equivalents at end of period	$338,524	$326,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

March 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 of Quintiles Transnational Corp. (the “Company”).

In August 2004, the Company completed the sale of certain assets related to its Bioglan Pharmaceuticals business (“Bioglan”). Accordingly, the operating results of Bioglan for the three months ended March 31, 2004 have been reflected separately in the accompanying financial statements as a discontinued operation.

2. Employee Stock Compensation

Pharma Services Holding, Inc. (“Pharma Services”) granted options to purchase 212,500 shares of its common stock to certain of the Company’s employees during the three months ended March 31, 2005. As of March 31, 2005, there were options to acquire 3,940,500 shares of Pharma Services’ common stock outstanding.

In addition, Pharma Services issued restricted common stock to certain of the Company’s employees, other than executive officers, for full recourse notes with a fixed interest rate. As of March 31, 2005, there are approximately 4.2 million shares of such restricted stock outstanding.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” effective January 1, 2004; therefore, the Company accounts for the stock options granted and the restricted stock issued for recourse notes by its parent company, Pharma Services, to the Company’s employees under the fair value method of SFAS No. 123. The Company recognized approximately $65,000 and $43,000 of compensation expense for the three months ended March 31, 2005 and 2004, respectively, in accordance with SFAS No. 123.

Quintiles Transnational Corp. and Subsidiaries

3. Commercial Rights and Royalties

Commercial rights and royalties related assets are classified either as commercial rights and royalties or accounts receivable — unbilled in the non-current asset section of the accompanying balance sheets. Below is a summary of the commercial rights and royalties related assets (in thousands):

	March 31,	December 31,
	2005	2004
Commercial rights and royalties	$134,868	$138,543
Accounts receivable-unbilled	49,279	46,669

Total	$184,147	$185,212

Below is a brief description of these agreements:

In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CV Therapeutics”) to commercialize Ranexa™ for angina in the United States and Canada. In July 2003, CV Therapeutics and the Company entered into a new agreement that superseded the prior agreement. Under the terms of the July 2003 agreement, all rights to RanexaTM reverted back to CV Therapeutics, and CV Therapeutics will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CV Therapeutics’ common stock at $32.93 per share during the five-year term commencing July 9, 2003. CV Therapeutics also is obligated to purchase from the Company, within six months of the approval of RanexaTM, services of at least $10.0 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10.0 million in purchased services.

In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. The Company had previously capitalized 251.8 million Philippine pesos (approximately $4.6 million) related to the cost of acquiring these commercial rights and has amortized these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

Quintiles Transnational Corp. and Subsidiaries

In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“Pilot”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. The agreement calls for the Company to provide commercialization services for AIROZIN™ and a milestone-based $6.0 million line of credit which is convertible into Pilot’s common stock, of which $4.0 million has been funded by the Company. Further, based on achieving certain milestones, the Company committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6.0 million limit per year. Following product launch, the agreement provides for the Company to receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by Pilot on September 5, 2003 indicated that Pilot will need significant additional financing to continue operations beyond September 15, 2003, and Pilot has not made any additional filings with the Securities and Exchange Commission since that time. As such, the Company recorded an impairment of $4.0 million during 2003 on the loan receivable from Pilot and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003. In 2004, Pilot ceased active operations and is pursuing a recapitalization strategy. During September 2004, the Company signed a non-binding letter of intent with Pilot’s banker to convert the Company’s debt to equity in Pilot as part of Pilot’s recapitalization plan. Discussions have continued on this matter, but the Company has reached no binding agreement to participate in such a recapitalization plan.

In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“Discovery”) to commercialize, in the United States, Discovery’s humanized lung surfactant, Surfaxin®, which is currently in Phase III studies. Under the terms of the agreement, the Company acquired 791,905 shares of Discovery’s common stock and a warrant to purchase 357,143 shares of Discovery’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to Discovery a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by Discovery. As of March 31, 2005, the Company has made $8.5 million available under the line of credit, of which $8.5 million has been funded. In addition, the Company has received warrants to purchase approximately 320,000 shares of Discovery’s common stock as milestones were achieved. The Company agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, Discovery agreed to pay the Company commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of Discovery’s common stock included participation rights to acquire additional shares of Discovery. The Company exercised its participation rights in two such transactions with Discovery during November 2002 and July 2003 whereby the Company purchased a total of 484,305 shares of Discovery’s common stock along with detachable warrants to purchase 163,423 shares of Discovery’s common stock. Additionally, at various times during 2003 and 2004, the Company has used the cashless exercise feature of the warrant contracts to purchase 796,954 shares of common stock and received 561,485 shares of Discovery’s common stock. During November 2004, the Company and Discovery agreed to restructure the commercialization arrangements to allow Discovery to assume the entire commercialization program for Surfaxin®. As part of this new arrangement, the Company (i) will not pay for the sales and marketing activities of Surfaxin®, nor will the Company receive commissions on the net sales of Surfaxin®, (ii) has extended the $8.5 million line of credit through December 31, 2006, and (iii) received a warrant to purchase 850,000 shares of Discovery’s common stock at an exercise price of $7.19 per share which resulted in the Company recognizing revenues of $1.2 million related to the settlement of the commercialization arrangements. The Company also continues to have a preferred provider relationship with Discovery. During January

Quintiles Transnational Corp. and Subsidiaries

2005, Discovery’s contract manufacturer received a letter from the United States Food and Drug Administration (“FDA”) notifying it of certain deficiencies in its manufacturing process. Discovery’s management, in a press release, indicated that these deficiencies are likely to be resolved by July 2005 and resolution of the issues will cause the anticipated commercial launch of Surfaxin®, if approved, to be delayed until the fourth quarter of 2005 or the first quarter of 2006. In addition, during February 2005, Discovery received an Approvable Letter from the FDA for Surfaxin® for the prevention of Respiratory Distress Syndrome in premature infants. The Company believes that the delay in the expected launch date will not impact Discovery’s ability to repay the line of credit outstanding at March 31, 2005.

In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“Kos”) to commercialize, in the United States, Kos’ treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with Kos’ sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of Kos’ common stock at $32.79 per share, exercisable in installments over the first two years of the agreement. Further, the Company will receive commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended September 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through March 31, 2005, the Company has received payments totaling approximately $28.6 million. The proceeds are reported in the statement of cash flows as an operating activity - change in operating assets and liabilities. In March 2005, the Company sold its warrant to acquire Kos’ common stock for $2.5 million which resulted in investment revenues of $930,000.

During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of March 31, 2005, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $12 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines.

In July 2002, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to support Lilly in its commercialization efforts for Cymbalta™ in the United States. The FDA approved Lilly’s New Drug Application, or NDA, for Cymbalta™ in the third quarter of 2004 for the treatment of depression. Under the terms of the agreement, the Company is providing, at its expense, more than 500 sales representatives to supplement the extensive Lilly sales force in the promotion of Cymbalta™ for the five years following product launch. The Company’s sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years Lilly will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company will make marketing and milestone payments to Lilly totaling $110.0 million of which $70.0

Quintiles Transnational Corp. and Subsidiaries

million was paid in 2002, $20 million was paid in 2004, $10 million was paid in the first quarter of 2005 and the remaining $10.0 million is due during the second quarter of 2005. In addition, the Company paid Lilly during 2004 an additional $5 million for the approval of CymbaltaTM for diabetic peripheral neuropathic pain. The revenues related to this indication will be included in the basis for the royalties paid to the Company. The $105.0 million in payments made and the $10 million in payments for which the Company is liable have been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period, which commenced in August 2004. The sales force costs are being expensed as incurred. The payments are reported in the statement of cash flows as an investing activity — acquisition of commercial rights and royalties. Prior to FDA approval, the $70 million payment was classified as an advance to customer on the balance sheet. Following the FDA approval, this amount and subsequent payments are classified as a commercial rights and royalties asset. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, Lilly will pay to the Company 8.25% of United States Cymbalta™ sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. The Company recognized revenues, net of related amortization, related to the royalty, and P2 and P3 positions on CymbaltaTM, of $9.8 million for the quarter ended March 31, 2005.

In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“Columbia”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of Columbia’s common stock for $5.5 million. The Company also paid to Columbia four quarterly payments of $1.125 million totaling $4.5 million. The payments were reported in the statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive royalties of 5% on the sales of the four Columbia women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. Through March 31, 2005, the Company has received payments totaling approximately $2.8 million. The proceeds are reported in the statement of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. The same sales force also commercializes Columbia’s StriantTM product under the Company’s March 2003 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The purchase of the Columbia common stock included participation rights to acquire additional shares of Columbia. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of Columbia for $664,000.

In March 2003, the Company entered into an agreement with Columbia to commercialize Columbia’s StriantTM testosterone buccal bioadhesive product in the United States. StriantTM was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has paid five quarterly payments of $3.0 million each, totaling $15.0 million. The payments were reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. Through March 31, 2005,

Quintiles Transnational Corp. and Subsidiaries

the Company has received payments totaling approximately $581,000. The proceeds are reported in the statements of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. The same sales force also commercializes the women’s health products of Columbia under the Company’s July 2002 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The Company has continued to monitor the revenue growth of Columbia’s StriantTM product and Columbia’s women’s health products, which are subject to separate agreements with the Company, and the ability of Columbia to meet its minimum obligations under these agreements. Based upon the financial prospects of Columbia and the Company’s assessment of various potential outcomes it might realize under its agreements with Columbia, the Company recognized an impairment of $7.8 million in its commercial rights and royalties asset relating to the StriantTM product during the third quarter of 2004. In February 2005, Columbia announced a plan to reduce its sales force from 68 sales representatives to 28. The Company’s sales force was impacted by this reduction. The Company believes that the remaining carrying value associated with the accounts receivable and commercial rights assets related to the Columbia products continues to be recoverable.

In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company has the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $7.1 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company has the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.9 million) of which 2.2 million euros (approximately $2.8 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid a total of 10.2 million euros (approximately $13.2 million) as of March 31, 2005. The payments were reported in the statements of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided all of the services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement.

In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and United States launch of a Phase III product, or the new product, which is related to one of the customer’s currently marketed pharmaceutical products, or the existing product. The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company, at agreed upon rates. The customer may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. The agreement contains quarterly limits on the Company’s service obligations with a maximum of $10.0 million of services in any quarter. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services and when, and if, FDA approval of the new product occurs. Until the FDA approves the new product, the Company is obligated to provide no more than $57.5 million in services. In return for

Quintiles Transnational Corp. and Subsidiaries

performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on United States net sales of the existing product and (2) beginning on the United States launch of the new product, a declining tiered royalty (beginning in the low teens) on United States net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. The Company will also receive a $20.0 million payment from the customer upon the United States launch of the new product. If the new product is not approved by the FDA or a significant delay occurs in its approval process, the Company may terminate its remaining service obligations and continue to receive the royalty on the existing product subject to a return ceiling of no less than 8%. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $26.3 million of services under this agreement through March 31, 2005. The Company has recorded revenues related to the royalty of $1.6 million for the quarter ended March 31, 2005.

In September 2004, the Company entered into an agreement with Solvay Pharmaceuticals B.V. (“Solvay”) to provide clinical development services valued at $25 million for ten Solvay clinical Phase II projects, thereby sharing the costs and uncertainties of the outcomes for these projects. The agreement specifies project and annual spending limits. Spending beneath these limits may be carried over to one of the other ten projects or another year, but may not exceed the overall $25 million limit. The Company will expense the costs related to these projects as the expenses are incurred. Through March 31, 2005, the Company has provided services of $3.3 million in value of the $25.0 million committed. The costs related to the $3.3 million have been expensed as incurred. In return, the Company will receive a milestone payment from Solvay for each of the compounds reaching positive clinical proof-of-principle and moving into further development. The agreement terminates upon the final determination of the successful or unsuccessful completion of the ten projects.

In December 2004, the Company entered into an agreement with Cell Therapeutics, Inc. (“Cell Therapeutics”) involving Cell Therapeutics’ cancer therapy, TRISENOX® (arsenic trioxide). Under the agreement, the Company paid Cell Therapeutics $25.0 million in cash and will make available $5.0 million in services from the Company. The $25.0 million payment has been capitalized and reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The $25.0 million commercial rights and royalties asset will be amortized in proportion to the estimated revenues as a reduction of revenues over the service period. The Company’s service obligations will be expensed as incurred and are anticipated to occur during 2005, but may run longer depending on Cell Therapeutics’ actual use of services. In return, Cell Therapeutics will pay the Company royalties based on a percentage of net sales of TRISENOX® in the United States and certain European countries over a five-year period beginning January 1, 2006. The agreement also provides the Company with a security interest in Cell Therapeutics’ TRISENOX® assets related to Cell Therapeutics’ royalty payment obligations. The royalties are subject to minimum and maximum amounts of $53.0 million and $69.0 million, respectively, over the life of the agreement. Under certain termination events, including product divestiture by Cell Therapeutics, the minimum amounts due from Cell Therapeutics may be adjusted to ensure the Company maintains a certain internal rate of return. As of March 31, 2005, the Company has paid the $25.0 million cash element, and has provided $460,000 of services under the $5.0 million

Quintiles Transnational Corp. and Subsidiaries

services element. The Company has recognized revenues from this agreement, net of related amortization, of $899,000 during the quarter ended March 31, 2005.

In December 2004, the Company entered into a co-promotion agreement with Yamanouchi Pharma Limited (“Yamanouchi”) to support Yamanouchi in its commercialization efforts for Vesicare™ in the United Kingdom. Vesicare™, or solifenacin, is currently approved for the treatment of overactive bladder. Under the terms of the agreement, the Company will provide, at its expense a £500,000 (approximately $944,000), marketing contribution and a sales force to supplement Yamanouchi’s sales force for three years. The Company’s sales force will promote Vesicare™ in its primary, or P1, position within sales calls. Yamanouchi and the Company are required to make a minimum number of sales calls each year. In the event the minimum number of sales calls is not achieved, the agreement specifies certain penalties are to be paid. The £500,000 payment has been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the three-year service period, which commenced in January 2005. The payment is reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The sales force costs are being expensed as incurred. In return for the P1 position for Vesicare™, Yamanouchi will pay the Company a royalty based on the net sales of Vesicare™ over six years. The Company has recorded revenues, net of amortization, related to the royalty of $61,000 for the quarter ended March 31, 2005.

The Company has firm commitments under the arrangements described above to provide funding of approximately $782.0 million in exchange for various commercial rights. As of March 31, 2005, the Company has funded approximately $315.8 million of those commitments. Further, the Company has additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments are not included in the firm commitment amounts. If all of these contingencies were satisfied over approximately the same time period, the Company estimates these commitments to be a minimum of approximately $4-16 million per year for a period over the next three years, subject to certain limitations and varying time periods.

Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	April 1, 2005
	through
	December 31,
	2005	2006	2007	2008	2009	Total
Service commitments	$96,469	$104,967	$98,423	$88,942	$67,448	$456,249
Milestone payments	10,000	—	—	—	—	10,000

	$106,469	$104,967	$98,423	$88,942	$67,448	$466,249

Quintiles Transnational Corp. and Subsidiaries

4. Investments — Marketable Equity Securities

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of March 31, 2005 is as follows (in thousands):

		Fair Market
	Cost Basis	Value
Total Marketable Equity Securities	$26,414	$23,337

In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other-than-temporary, the Company recognized losses due to the impairment of marketable equity securities of $873,000 during the three months ended March 31, 2005. There were no such impairments recognized during the three months ended March 31, 2004.

5. Investments — Non-marketable Equity Securities and Loans

The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of March 31, 2005 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment
Venture capital funds	$34,467	$11,489
Equity investments (eight companies)	10,247	1,023
Convertible loans (two companies)	—	19
Loans (two companies)	8,221	—

Total non-marketable equity securities and loans	$52,935	$12,531

Below is a table representing management’s best estimate as of March 31, 2005 of the amount and timing of the above remaining funding commitments (in thousands):

	2005	2006	Total
Venture capital funds	$7,275	$4,214	$11,489
Equity Investments	1,023	—	1,023
Convertible loans	19	—	19

Total remaining funding commitments	$8,317	$4,214	$12,531

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other than temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the

Quintiles Transnational Corp. and Subsidiaries

estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $1.7 million and $154,000 of losses due to such impairments during the three months ended March 31, 2005 and 2004, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that were deemed by management to be other-than-temporary.

6. Derivatives

As of March 31, 2005, the Company had the following derivative positions: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) forward exchange contracts to hedge forecasted foreign currency cash flows related to service contracts. The Company does not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2005, the Company had funded three convertible loans which have been fully reserved. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.

As of March 31, 2005, the Company has several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, exercise price, expected time to exercise the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. The Company recognized investment losses of $308,000 during the three months ended March 31, 2005 and investment gains of $2.3 million during the three months ended March 31, 2004 related to changes in the fair values of the warrants. Additionally, the Company sold one of the derivative instruments during the quarter ended March 31, 2005, resulting in total proceeds of $2.5 million and a realized gain of $930,000.

As of March 31, 2005, the Company has 19 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2005 and 2006. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during 2005 and January 2006, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instruments is recorded as unrealized holding gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, as defined. As of March 31, 2005, the Company recorded gross unrealized losses of approximately $239,000. Upon expiration of the hedge instruments, the Company expects $215,000 and $24,000 recorded as unrealized holding losses on the derivative instruments included in the accumulated other

Quintiles Transnational Corp. and Subsidiaries

comprehensive income component of shareholders’ equity to be reclassified into income during the last nine months of 2005 and January 2006, respectively. The unrealized gains and losses are shown as an other current asset and other current liability, respectively, on the accompanying balance sheets.

7. Goodwill and Identifiable Intangible Assets

The Company has approximately $261.5 million of identifiable intangible assets, of which approximately $109.7 million related to the Company’s trademarks and trade names is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with definite-lived identifiable intangible assets was $15.7 million and $19.4 million for the three months ended March 31, 2005 and 2004, respectively.

The following is a summary of identifiable intangible assets as of March 31, 2005 (in thousands):

		Accumulated
	Gross Amount	Amortization	Net Amount
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$124,797	$54,515	$70,282
Trademarks, trade names and other	169,366	21,382	147,984
Software and related assets	75,722	32,522	43,200

Total identifiable intangible assets	$369,885	$108,419	$261,466

The following is a summary of goodwill by segment for the three months ended March 31, 2005 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated
Balance as of December 31, 2004	$70,943	$43,657	$1,413	$116,013
Impact of foreign currency fluctuations	(446)	(25)	—	(471)

Balance as of March 31, 2005	$70,497	$43,632	$1,413	$115,542

8. Investment Revenues

The following table is a summary of investment revenues (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2005	2004
Marketable equity and derivative securities:
Gross realized gains	$1,194	$4,856
Gross realized losses	(588)	(482)
Impairment losses	(873)	—
Non-marketable equity securities and loans:
Impairment losses	(1,691)	(154)

Total investment revenues	$(1,958)	$4,220

Quintiles Transnational Corp. and Subsidiaries

9. Credit Arrangements

In March 2005, the Company amended the agreement governing its senior secured credit facility. The amendment (1) decreased the interest rate under the Term B Loan facility by 2.50%; (2) lessened the Interest Expense Coverage Ratio and Total Leverage Ratio requirements for selected future periods; (3) adjusted the Senior Leverage Ratio from 2.0 to 1.75 through December 31, 2005, which could further limit the Company’s ability to incur additional Senior Indebtedness during 2005; (4) increased the Company’s capacity for additional Asset Sales by $150.0 million; (5) increased the Company’s capacity to make certain investments outside the United States by $100.0 million; (6) increased the Company’s capacity to make Permitted PharmaBio Investments by $100.0 million; (7) permitted the Company to include certain restructuring charges in the calculation of its Consolidated EBITDA; (8) permitted the Company to offset its Consolidated Indebtedness by an additional $50.0 million of available cash; and (9) made other clarifying or correcting changes. On March 31, 2005, the Company paid down $150.0 million of the approximately $306.1 million outstanding under the Term Loan B facility and paid approximately $2.3 million to the administrative agent and lenders in connection with the amendment. The present value of the expected future cash flows under the amended agreement was not substantially different from the value of the expected cash flows under the original agreement. Accordingly, the amendment was accounted for as a modification, and not an extinguishment. As a result, the $2.3 million in expenses have been capitalized as debt issuance costs and recorded in the accompanying balance sheet as a deposit and other asset. In connection with the $150.0 million payment of principal, the Company expensed approximately $3.2 million of unamortized debt issuance costs, associated with the pro-rata portion of the original indebtedness that was repaid in connection with the amendment, in the accompanying statements of operations as interest expense. Capitalized terms included in this paragraph have the meanings defined in the agreement governing the Company’s senior secured credit facility.

The following is a summary of the credit facilities available to the Company at March 31, 2005:

Facility	Interest Rates
$75.0 million	Either at LIBOR (3.09% at March 31, 2005) plus 2.50% or ABR (5.75% at March 31, 2005) plus 1.5%

£1.5 million (approximately $2.8 million) general banking facility with a United Kingdom bank used for the issuance of guarantees	1% per annum for each guarantee issued

The Company did not have any outstanding balances on these facilities at March 31, 2005.

Long-term debt consists of the following (in thousands):

	As of	As of
	March 31, 2005	December 31, 2004
10% Senior Subordinated Notes due 2013	$450,000	$450,000
Senior Term Loan B (Either at LIBOR (3.09% at March 31, 2005) plus 1.75% or ABR (5.75% at March 31, 2005) plus 0.75%	155,350	306,125
Missouri tax incentive bonds due October 2009 (6.7% annual interest rate)	3,256	3,256
Other notes payable	3,489	4,160

	612,095	763,541
Capital leases	27,340	31,340

Total credit arrangements	$639,435	$794,881

Quintiles Transnational Corp. and Subsidiaries

Maturities of long-term debt excluding capital leases at March 31, 2005 are as follows (in thousands):

April 1, 2005 through December 31, 2005	$4,123
2006	5,018
2007	4,187
2008	3,910
2009	144,584
2010	126
Thereafter	450,147

$612,095

The estimated fair value of the long-term debt was $664.6 million and $822.1 million at March 31, 2005 and December 31, 2004, respectively.

10. Commitments

In May 2005, the Company provided notice that it will terminate its service agreement with a third party vendor to provide information technology infrastructure services at certain sites in the United States and Europe. The termination will be effective in November 2005, and the Company expects to pay termination penalties, primarily during the fourth quarter of 2005.

11. Restructuring and Impairments

In March 2005, the Company’s Board of Directors approved the third phase of a new initiative to review aspects of the Company’s current operating and future strategic directions regarding corporate initiatives, including utilization of shared services and strategic sourcing alternatives. The Company expects that certain costs will be incurred in both its Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. The Company expects to incur over the last three quarters of 2005 and the first quarter of 2006 aggregate restructuring charges of approximately $15.5 million. The estimated cash expenditures total approximately $15.5 million and include termination benefits of approximately $15.0 million to eliminate approximately 384 positions globally, and exit costs of approximately $500,000. Currently, the Company does not anticipate incurring non-cash charges as no impairment of long-lived assets has been indicated at this time. The Company has targeted substantial completion of the cash expenditures relating to the third phase for the end of 2005.

In January 2005, the Company’s Board of Directors approved the second phase of this review. In connection with this phase, the Company recognized $8.4 million of restructuring charges during the first quarter of 2005 including $5.3 million for termination benefits, $2.8 million of exit costs and asset write-offs of $366,000. The Company expects to incur over the last three quarters of 2005 and the first quarter of 2006 additional aggregate restructuring charges of approximately $12.4 million. The estimated cash expenditures total approximately $12.4 million and include termination benefits of $5.4 million and exit costs of $7.0 million. Currently, the Company does not anticipate incurring additional non-cash charges as no impairment of long-lived assets has been indicated at this time. Positions in the Company’s Product Development and Commercial Services Groups have been eliminated. As of March 31, 2005, 141 individuals have been notified with 116 positions eliminated.

Quintiles Transnational Corp. and Subsidiaries

In November 2004, the Company’s Board of Directors approved the first phase of this review. In conjunction with this review, the Company recognized $1.0 million and $6.6 million of restructuring charges in the first quarter of 2005 and the year ended December 31, 2004, respectively, for termination benefits related to the elimination of 230 positions globally. The Company expects to incur during the remainder of 2005 additional aggregate restructuring charges of approximately $900,000 for termination benefits. Although positions were eliminated in the Commercial Services Group, most of the eliminated positions were in the Product Development Group. As of March 31, 2005, 206 individuals had been notified with 197 positions eliminated.

As part of the Company’s evaluation of the contingencies in the Pharma Services Transaction, the Company reviewed the restructuring accruals. This review resulted in a total decrease of $1.8 million which was recorded during 2004. This decrease consisted of $1.6 million and $11,000 of severance payments for the plans in 2003 and 2000, respectively, and a decrease of $34,000, $105,000, $72,000 and $2,000 of exit related costs for the plans in 2003, 2002, 2001 and 2000, respectively. The accrual adjustments were recorded as a decrease in goodwill recorded in the Pharma Services Transaction as part of the purchase price adjustment.

In connection with the Pharma Services Transaction, the Company adopted a restructuring plan. As part of this plan, approximately 211 positions were to be eliminated mostly in Europe and the United States. The number of positions to be eliminated was reduced to approximately 130 as a result of (1) an increase in voluntary terminations and (2) affected individuals transferring into other positions within the Company. As of March 31, 2005, 107 individuals had been terminated. Delays in certain of the Company’s systems implementation in Europe have caused the terminations to extend beyond one year.

During the period from January 1, 2003 through September 25, 2003 in connection with the Pharma Services Transaction, the Company reviewed its estimates of restructuring plans adopted during 2002, 2001 and 2000. This review resulted in a decrease of $1.0 million and $310,000 in severance payments for plans adopted in 2002 and 2001, respectively. The decrease in severance payments was a result of the number of actual voluntary employee terminations exceeding the Company’s estimates. In addition, there was an increase of $6.4 million and $421,000 in exit costs for abandoned leased facilities for plans adopted in 2001 and 2000, respectively. The increase was due to several factors including, depending on the facility: (1) an increase in management’s previously estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate the Company’s obligation under those leases brought about by prolonged stagnant conditions in local real estate markets.

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

Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9

Quintiles Transnational Corp. and Subsidiaries

million, respectively, due to a revision in the estimates for the exit costs relating to certain abandoned leased facilities. In addition, the adopted follow-on restructuring plan consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions were to be eliminated mostly in the Europe and Africa region. All of the individuals who were to be terminated under this plan were terminated as of December 31, 2004.

During the second quarter of 2001, the Company recognized a $2.1 million restructuring charge relating primarily to severance costs from the reorganization of the Internet initiative and the Commercial Services Group in the United States. All of the 40 positions to be eliminated as part of this restructuring were terminated as of June 30, 2001.

During the third quarter of 2001, the Company recognized a $50.9 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $31.1 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide were to be eliminated and as of December 31, 2003, all positions that were to be terminated under this plan had been eliminated. In certain circumstances, international regulations and restrictions caused the terminations to extend beyond one year. Positions were eliminated in each of the Company’s segments.

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

Also, during the fourth quarter of 2000, management conducted a detailed review of the resource levels within each business group. Based on this review, the Company adopted a follow-on restructuring plan resulting in a restructuring charge of $7.1 million. The restructuring charge consisted of $5.8 million related to severance payments and $1.3 million related to exit costs. As part of this plan, approximately 220 positions were to be eliminated mostly in the Commercial Services Group. As of December 31, 2003, all individuals who were to be terminated under this plan had been terminated. In certain circumstances, international regulations and restrictions caused the terminations to extend beyond one year.

Quintiles Transnational Corp. and Subsidiaries

As of March 31, 2005, the following amounts were recorded for the restructuring plans discussed above (in thousands):

								2003	2001
		2005 Plans			2004 Plans			Plans	Plans
	Balance at	Write-		Foreign	Write-		Foreign	Write-	Write-	Balance at
	December	offs/		Currency	offs/		Currency	offs/	offs/	March 31,
	31, 2004	Payments	Accrual	Translation	Payments	Accrual	Translation	Payments	Payments	2005
Severance and related costs	$6,051	$(2,288)	$5,253	$(20)	$(4,942)	$696	$(86)	$(305)	$—	$4,359
Exit costs	4,595	(85)	2,784	(40)	(21)	271	(17)	—	(257)	7,229
Asset write-offs	—	(366)	366	—	(68)	68	—	—	—	—

	$10,646	$(2,739)	$8,403	$(60)	$(5,031)	$1,034	$(103)	$(305)	$(257)	$11,589

12. Income Taxes

The Company recognized an overall income tax benefit of $33.0 million and $725,000 for the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, the Company’s chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, which has since been ratified by the Company’s Board of Directors, in extraordinary dividends as defined in the American Jobs Creation Act of 2004 (“Jobs Act”) from certain countries. The Company has determined that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. The Company’s overall income tax benefit in the quarter ended March 31, 2005 was positively impacted by a $31.5 million income tax benefit recognized related to the $98.8 million of pre-2005 earnings and profits. The $31.5 million income tax benefit resulted from the lower income tax applicable to the repatriation of pre-2005 foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States and therefore in addition to the local income tax, deferred income tax liabilities for United States income tax have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.

The Company has calculated its first quarter income tax benefit pursuant to FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods (An Interpretation of APB No. 28),” using actual year to date income (loss) as it more accurately represents the interim income tax position due to the difficulty in determining a reliable estimate of the annual effective income tax rate because the fact that a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on the Company’s foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. The 5.25% income tax rate is only available for the qualified dividends being repatriated from the identified countries from which the Company decided to repatriate the funds. Excluding the $31.5 million income tax benefit, the Company’s year to date effective income tax rate is 12% which includes incremental United States income tax expense of approximately $388,000 on year to date 2005 foreign earnings from the countries from which the Company decided to repatriate the foreign earnings of approximately $6 million taxed at 5.25% rather than 38.5%. During the remainder of 2005, the remaining $12.7 million of estimated 2005 foreign earnings being repatriated will also be taxed for United States income tax purposes at 5.25% as opposed to 38.5%, similar to the $6 million for the first quarter of 2005.

Quintiles Transnational Corp. and Subsidiaries

For all other foreign earnings, incremental United States income tax will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because the Company has not currently adopted another dividend reinvestment plan for those earnings. The Company cannot reasonably estimate the range of income tax effects of a potential future repatriation of foreign earnings. The Company is continuing its assessment of the Jobs Act, and any future decisions could impact its income tax rate. Since the Company conducts operations on a global basis, shifts in income between taxing jurisdictions may also cause its effective income tax rate to vary from period to period.

13. Comprehensive Income

The following table represents the Company’s comprehensive income (loss) (in thousands):

	Three months	Three months
	ended March	ended March
	31, 2005	31, 2004
Net income (loss)	$19,344	$(15,707)
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities arising during the period, net of income taxes of ($2.3) million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively	(4,260)	2,383
Unrealized losses on derivative instruments, net of income taxes of ($71,000) and ($145,000) for the three months ended March 31, 2005 and 2004, respectively	(196)	(269)
Reclassification adjustment for gains, net of income taxes of ($9,000) and ($772,000) for the three months ended March 31, 2005 and 2004, respectively, included in net income (loss)	(16)	(1,433)
Foreign currency adjustment	(13,814)	(2,218)
Other comprehensive loss (income) to non-controlling interest	495	(7)

Comprehensive income (loss)	$1,553	$(17,251)

Quintiles Transnational Corp. and Subsidiaries

14. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the Product Development Group, the Commercial Services Group, and the PharmaBio Development Group. Management has distinguished these segments based on the normal operations of the Company. The Product Development Group is primarily responsible for all phases of clinical research and outcomes research consulting. The Commercial Services Group is primarily responsible for sales force deployment and strategic marketing services. The PharmaBio Development Group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. The three months ended March 31, 2004 reflect the Bioglan business as a discontinued operation. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense as indicated below. The Company does not include selling, general and administrative expenses, depreciation and amortization except amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in determining segment profitability. When the Company enters into strategic agreements whereby its Commercial Services or Product Development Groups provide services to customers, service revenues are presented based upon market rates and are eliminated in consolidation. Intersegment revenues have been eliminated (in thousands):

Three months ended March 31, 2005

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated
Service revenues:
External	$308,861	$159,209	$—	$—	$468,070
Intersegment	1,417	24,894	—	(26,311)	—

Total net services	310,278	184,103	—	(26,311)	468,070

Commercial rights and royalties	—	—	26,244	—	26,244

Investment	—	—	(1,958)	—	(1,958)

Total net revenues	310,278	184,103	24,286	(26,311)	492,356
Reimbursed service costs	96,555	14,458	—	(328)	110,685

Gross revenues	$406,833	$198,561	$24,286	$(26,639)	$603,041

Contribution	$149,646	$67,600	$(22,089)	$—	$195,157

Quintiles Transnational Corp. and Subsidiaries

Three months ended March 31, 2004

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated
Service revenues:
External	$262,684	$140,704	$—	$—	$403,388
Intersegment	—	6,283	—	(6,283)	—

Total net services	262,684	146,987	—	(6,283)	403,388

Commercial rights and royalties	—	—	15,586	—	15,586

Investment	—	—	4,220	—	4,220

Total net revenues	262,684	146,987	19,806	(6,283)	423,194
Reimbursed service costs	67,861	14,927	—	(329)	82,459

Gross revenues	$330,545	$161,914	$19,806	$(6,612)	$505,653

Contribution	$128,062	$54,555	$(659)	$—	$181,958

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Depreciation and amortization expense:
Product Development	$20,071	$21,590
Commercial Services	7,533	8,184
PharmaBio Development (included in contribution)	677	804
Corporate	1,145	3,133

Total depreciation and amortization expense	$29,426	$33,711

Quintiles Transnational Corp. and Subsidiaries

15. Guarantor Financial Information

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

The following are condensed consolidating statements of operations of the Company for the three months ended March 31, 2005 and 2004 (in thousands):

Three months ended March 31, 2005

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$—	$170,467	$322,161	$(272)	$492,356
Add reimbursed service costs	—	49,726	60,959	—	110,685

Gross revenues	—	220,193	383,120	(272)	603,041

Costs, expenses and other:
Costs of revenues	3,195	179,700	253,738	—	436,633
Selling, general and administrative	15,124	41,113	98,513	(272)	154,478
Interest (income) expense, net	19,724	(7,955)	5,670	—	17,439
Other (income) expense, net	(13,250)	10,950	2,424	—	124
Restructuring, impairments and transaction	(2,572)	2,478	6,865	—	6,771

	22,221	226,286	367,210	(272)	615,445

(Loss) income before income taxes	(22,221)	(6,093)	15,910	—	(12,404)
Income tax (benefit) expense	(35,509)	(5,729)	8,218	—	(33,020)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	13,288	(364)	7,692	—	20,616
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(199)	(201)	(872)	(1,272)
Subsidiary income	6,056	(5,959)	(390)	293	—

Net income (loss)	$19,344	$(6,522)	$7,101	$(579)	$19,344

Quintiles Transnational Corp. and Subsidiaries

Three months ended March 31, 2004

	Quintiles
	Transnational	Subsidiary	Subsidiary
	Corp.	Guarantors	Non-Guarantors	Eliminations	Total
Net revenues	$(52)	$145,852	$277,394	$—	$423,194
Add reimbursed service costs	—	39,965	42,494	—	82,459

Gross revenues	(52)	185,817	319,888	—	505,653

Costs, expenses and other:
Costs of revenues	5,870	139,756	210,976	—	356,602
Selling, general and administrative	19,096	40,901	95,664	—	155,661
Interest (income) expense, net	15,589	(6,787)	5,817	—	14,619
Other (income) expense, net	(19,464)	12,053	4,220	—	(3,191)

	21,091	185,923	316,677	—	523,691

(Loss) income before income taxes	(21,143)	(106)	3,211	—	(18,038)
Income tax (benefit) expense	(2,746)	(3,363)	5,384	—	(725)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(18,397)	3,257	(2,173)	—	(17,313)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(68)	(187)	—	(255)
Subsidiary income	2,690	(9,425)	797	5,938	—

Income (loss) from continuing operations	(15,707)	(6,236)	(1,563)	5,938	(17,568)

Loss from discontinued operation	—	419	1,442	—	1,861

Net (loss) income	$(15,707)	$(5,817)	$(121)	$5,938	$(15,707)

The following are condensed consolidating balance sheets of the Company as of March 31, 2005 and December 31, 2004 (in thousands):

Quintiles Transnational Corp. and Subsidiaries

As of March 31, 2005

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$28,186	$60,850	$249,488	$—	$338,524
Trade accounts receivable and unbilled services, net	—	146,042	190,340	—	336,382
Other current assets	6,740	20,945	56,457	—	84,142

Total current assets	34,926	227,837	496,285	—	759,048

Property and equipment, net	1,517	114,709	162,748	—	278,974

Intangibles and other assets:
Investments	23,170	367,294	2,136	—	392,600
Goodwill and other identifiable intangibles, net	2,110	168,966	205,932	—	377,008
Deposits and other assets	22,382	15,207	17,697	—	55,286
Investments in subsidiaries	1,526,763	(241,021)	75,488	(1,361,230)	—

Total intangibles and other assets	1,574,425	310,446	301,253	(1,361,230)	824,894

Total assets	$1,610,868	$652,992	$960,286	$(1,361,230)	$1,862,916

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,412	$85,663	$229,817	$—	$354,892
Credit arrangements	3,100	666	16,014	—	19,780
Unearned income	—	70,143	134,613	—	204,756
Other current liabilities	35,783	(235)	(11,110)	—	24,438

Total current liabilities	78,295	156,237	369,334	—	603,866

Long-term liabilities:
Credit arrangements, less current portion	602,250	2,905	14,500	—	619,655
Minority interest	—	—	26,624	11,222	37,846
Other liabilities	23,817	(20,508)	28,469	—	31,778
Net intercompany payables	336,735	(864,114)	527,379	—	—

Total long-term liabilities	962,802	(881,717)	596,972	11,222	689,279

Total liabilities	1,041,097	(725,480)	966,306	11,222	1,293,145

Total shareholders’ equity	569,771	1,378,472	(6,020)	(1,372,452)	569,771

Total liabilities and shareholders’ equity	$1,610,868	$652,992	$960,286	$(1,361,230)	$1,862,916

Quintiles Transnational Corp. and Subsidiaries

As of December 31, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$17,581	$155,142	$362,957	$—	$535,680
Trade accounts receivable and unbilled services, net	—	122,567	177,840	—	300,407
Other current assets	10,688	19,160	49,399	—	79,247

Total current assets	28,269	296,869	590,196	—	915,334

Property and equipment, net	1,680	115,776	173,689	—	291,145

Intangibles and other assets:
Investments	22,219	375,121	1,274	—	398,614
Goodwill and other identifiable intangibles, net	2,980	174,383	213,107	—	390,470
Deposits and other assets	24,200	11,022	17,177	—	52,399
Investments in subsidiaries	1,654,469	(247,132)	75,217	(1,482,554)	—

Total intangibles and other assets	1,703,868	313,394	306,775	(1,482,554)	841,483

Total assets	$1,733,817	$726,039	$1,070,660	$(1,482,554)	$2,047,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,834	$96,508	$218,325	—	$347,667
Credit arrangements	3,100	669	16,550	—	20,319
Unearned income	—	73,036	126,414	—	199,450
Other current liabilities	32,768	6,243	(6,664)	—	32,347

Total current liabilities	68,702	176,456	354,625	—	599,783

Long-term liabilities:
Credit arrangements, less current portion	753,024	2,932	18,606	—	774,562
Minority interest	—	—	27,705	10,845	38,550
Other liabilities	61,535	(23,706)	29,147	—	66,976
Net intercompany payables	282,465	(818,801)	536,336	—	—

Total long-term liabilities	1,097,024	(839,575)	611,794	10,845	880,088

Total liabilities	1,165,726	(663,119)	966,419	10,845	1,479,871

Total shareholders’ equity	568,091	1,389,158	104,241	(1,493,399)	568,091

Total liabilities and shareholders’ equity	$1,733,817	$726,039	$1,070,660	$(1,482,554)	$2,047,962

Quintiles Transnational Corp. and Subsidiaries

     The following are condensed consolidating statements of cash flows of the Company for the three months ended March 31, 2005 and 2004 (in thousands):

Three months ended March 31, 2005

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities
Net income	$19,344	$(6,522)	$7,101	$(579)	$19,344

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,096	12,518	15,812	—	29,426
Amortization of debt issuance costs	4,098	39	—	—	4,137
Amortization of commercial rights and royalties assets	—	4,619	—	—	4,619
Restructuring charge (payments) accrual, net	(78)	(308)	1,930	—	1,544
Loss (gain) from sales and impairments of investments, net	—	1,958	—	—	1,958
Loss (gain) on disposals of property and equipment, net	—	(12)	223	—	211
(Benefit from) provision for deferred income tax expense	(38,746)	890	(540)	—	(38,396)
Change in accounts receivable, unbilled services and unearned income	2,250	(26,404)	(12,564)	—	(36,718)
Change in other operating assets and liabilities	13,373	(9,768)	10,323	872	14,800
Investment in subsidiaries and intercompany	165,260	(51,912)	(113,055)	(293)	—
Other	128	199	—	—	327

Net cash (used in) provided by operating activities	166,725	(74,703)	(90,770)	—	1,252

Investing activities
Acquisition of property and equipment	(98)	(6,542)	(5,968)	—	(12,708)
Payment of transaction costs in Transaction	(1,520)	—	—	—	(1,520)
Acquisition of commercial rights and royalties	—	(10,944)	—	—	(10,944)
Proceeds from disposition of property and equipment	50	640	1,429	—	2,119
Proceeds from (purchases of) debt securities, net	(306)	—	—	—	(306)
Purchases of equity securities and other investments	(700)	(2,943)	(952)	—	(4,595)
Proceeds from sale of equity securities and other investments	21	339	—	—	360
Other	—	—	(239)	—	(239)

Net cash used in investing activities	(2,553)	(19,550)	(5,730)	—	(27,833)

Financing activities
Debt issuance costs paid	(2,304)	—	—	—	(2,304)
Principal payments on credit arrangements, net	(150,775)	(30)	(4,179)	—	(154,984)
Intercompany with parent companies	(488)	—	—	—	(488)

Net cash used in financing activities	(153,567)	(30)	(4,179)	—	(157,776)

Effect of foreign currency exchange rate changes on cash	—	(9)	(12,790)	—	(12,799)

Increase (decrease) in cash and cash equivalents	10,605	(94,292)	(113,469)	—	(197,156)
Cash and cash equivalents at beginning of period	17,581	155,142	362,957	—	535,680

Cash and cash equivalents at end of period	$28,186	$60,850	$249,488	$—	$338,524

Quintiles Transnational Corp. and Subsidiaries

Three months ended March 31, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities:
Net (loss) income	$(15,707)	$(5,817)	$(121)	$5,938	$(15,707)
Income from discontinued operation	—	(419)	(1,442)	—	(1,861)

(Loss) income from continuing operation	(15,707)	(6,236)	(1,563)	5,938	(17,568)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,157	15,594	14,960	—	33,711
Amortization of debt issuance costs	803	25	—	—	828
Restructuring charge (payments) accrual, net	(7)	(1,117)	(344)	—	(1,468)
(Gain) loss from sales and impairments of investments, net	2,848	(7,434)	366	—	(4,220)
Loss on disposals of property and equipment, net	—	221	150	—	371
Provision for (benefit from) deferred income tax expense	1,096	(1,096)	825	—	825
Gain from sale of certain assets	(4,660)	—	(663)	—	(5,323)
Change in accounts receivable, unbilled services and unearned income	809	(37,903)	(5,584)	—	(42,678)
Change in other operating assets and liabilities	4,667	(2,876)	(10,274)	—	(8,483)
Investment in subsidiaries and intercompany	52,883	(65,035)	18,090	(5,938)	—
Other	44	—	—	—	44

Net cash (used in) provided by operating activities	45,933	(105,857)	15,963	—	(43,961)

Investing activities:
Acquisition of property and equipment	(92)	(4,686)	(6,537)	—	(11,315)
Payment of transaction costs in Transaction	(4,869)	—	—	—	(4,869)
Acquisition of businesses, net of cash acquired	—	—	(252)	—	(252)
Acquisition of commercial rights and royalties	—	(3,000)	—	—	(3,000)
Proceeds from sale of certain assets	—	—	9,277	—	9,277
Proceeds from disposition of property and equipment	—	1,108	984	—	2,092
(Purchases of) proceeds from debt securities, net	(424)	—	—	—	(424)
Purchases of equity securities and other investments	(1,465)	(2,337)	(1)	—	(3,803)
Proceeds from sale of equity securities and other investments	—	14,846	—	—	14,846

Net cash (used in) provided by investing activities	(6,850)	5,931	3,471	—	2,552

Financing activities:
Principal payments on credit arrangements, net	(872)	(134)	(4,416)	—	(5,422)
Intercompany with parent companies	691	—	—	—	691
Dividend from discontinued operation	1,267	—	—	—	1,267

Net cash provided by (used in) financing activities	1,086	(134)	(4,416)	—	(4,155)

Effect of foreign currency exchange rate changes on cash	—	17	(1,897)	—	(1,880)

(Decrease) increase in cash and cash equivalents	40,169	(100,043)	13,121	—	(46,753)
Cash and cash equivalents at beginning of period	(7,138)	188,430	192,330	—	373,622

Cash and cash equivalents at end of period	$33,031	$88,387	$205,451	$—	$326,869

Quintiles Transnational Corp. and Subsidiaries

16. Contingencies

On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, the Company’s excess liability carrier for coverage years 2000-2001 and 2001-2002, sought to rescind the policies issued to the Company based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal sought declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in a class action lawsuit that was settled during 2004 involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal requested an allocation of the defense costs between the claims they contended were covered and non-covered claims. The Company filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to its position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The Company signed a settlement agreement with Federal and Chubb, which did not result in the Company making any payments. The case between the Company and Federal and Chubb was dismissed on December 30, 2004. The Company and AON also have agreed to a settlement in principle, which does not result in the Company making any payments.

On June 13, 2003, ENVOY Corporation (“ENVOY”) and Federal filed suit against the Company, in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). The plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD Corporation (“WebMD”), ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. The Company believes that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.

On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited (“Novex”), a subsidiary of the Company. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $103.3 million).On December 17, 2004, Novex filed an answer and counter-claim asserting breach of contract. On April 13,

Quintiles Transnational Corp. and Subsidiaries

2005, the parties agreed to a settlement in principle resulting in the Company making a payment to ML, which has been fully reserved for as of March 31, 2005.

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

Quintiles Transnational Corp. and Subsidiaries

17. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) to be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective dates of implementation for certain entities. The Company adopted these provisions of FIN 46R, as required, on January 1, 2005. The Company evaluated its PharmaBio Development investments and relationships, joint ventures, as well as certain interests and/or transactions that it maintains with entities owned by various related parties in accordance with the provisions in FIN 46R and related FASB staff positions. The Company determined that it was not appropriate to consolidate these entities into the Company’s financial statements. Therefore, the adoption of FIN 46R did not have a material effect on the Company’s financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company accounts for its share-based payment transactions with employees in accordance with the provisions of SFAS No. 123. The Company is evaluating the impact of adoption of SFAS No. 123(R) on January 1, 2006, would have on its financial condition or results of operations.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial condition or results of operations due to its limited use of nonmonetary exchanges.

Quintiles Transnational Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward Looking Information

Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or “target” or the negative thereof or other variations thereof or comparable terminology.

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

Results of Operations

In August 2004, we completed our sale of certain assets related to our Bioglan Pharmaceuticals business, or Bioglan, to Bradley Pharmaceuticals, Inc., or Bradley, for approximately $188.3 million including approximately $5.3 million of direct costs for transferred inventory. We recognized a gain from the sale of Bioglan during the third quarter of 2004 of $53.8 million, net of income taxes of $36.2 million. The results of operations of the Bioglan business have been reported separately as a discontinued operation.

Quintiles Transnational Corp. and Subsidiaries

Three Months Ended March 31, 2005 and 2004

Gross Revenues. Gross revenues for the first quarter of 2005 were $603.0 million versus $505.7 million for the first quarter of 2004. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three months ended March 31
	2005	2004
Service revenues — external	$578,755	$485,847
Less: reimbursed service costs	110,685	82,459

Net service revenues — external	468,070	403,388
Net service revenues — intersegment	26,311	6,283

Net service revenues — combined	494,381	409,671
Commercial rights and royalties	26,244	15,586
Investments	(1,958)	4,220
Eliminations: service revenues — intersegment	(26,311)	(6,283)

Total net revenues	$492,356	$423,194

Reimbursed service costs	110,685	82,459

Gross revenues	$603,041	$505,653

•	Service Revenues — External. Service revenues — external were $578.8 million for the first quarter of 2005 compared to $485.8 million for the first quarter of 2004. Service revenues — external less reimbursed service costs, or net service revenues - external, for the first quarter of 2005 were $468.1 million, an increase of $64.7 million or 16.0% over net service revenues — external of $403.4 million for the first quarter of 2004. Net service revenues — external for the first quarter of 2005 were positively impacted by approximately $12.3 million due to the effect of the weakening of the United States dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Net service revenues — external increased in the Asia Pacific region $11.0 million or 14.3% to $88.4 million for the first quarter of 2005 from the first quarter of 2004 including a positive impact of approximately $3.5 million due to the effect of foreign currency fluctuations. Our Commercial Services Group experienced strong growth in the Asia Pacific region. Net service revenues - external increased $31.8 million or 17.8% to $209.8 million for the first quarter of 2005 from the first quarter of 2004 in the Europe and Africa region including a positive impact of approximately $8.6 million due to the effect of foreign currency fluctuations. We experienced growth from our clinical development services, or CDS, and our early development and laboratory services, or EDLS, along with an improvement in the business conditions for our Commercial Services Group in Europe. Net service revenues — external increased $21.9 million or 14.8% to $169.9 million for the first quarter of 2005 from the first quarter of 2004 in the Americas region, primarily from our Product Development Group including growth from both our CDS and EDLS businesses.

Quintiles Transnational Corp. and Subsidiaries

•	Net Service Revenues — Intersegment. Net service revenues — intersegment represents the revenues from services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers in exchange for royalties. Net service revenues - intersegment increased to $26.3 million for the first quarter of 2005 versus $6.3 million for the first quarter of 2004 as a result of the incremental services provided under our Cymbalta™ contact and our February 2004 contract with a large pharmaceutical customer.

•	Net Service Revenues — Combined. Net service revenues — combined for the first quarter of 2005 were $494.4 million versus $409.7 million for the first quarter of 2004 for reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the first quarter of 2005 were $26.2 million, an increase of $10.7 million as compared to the first quarter 2004 commercial rights and royalties revenues of $15.6 million. Commercial rights and royalties revenues were positively impacted by approximately $802,000 due to the effect of foreign currency fluctuations related to the weakening of the United States dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $4.6 million for the first quarter of 2005 for payments we made to our customers versus $2.8 million for the first quarter of 2004. These payments are considered incentives and are amortized against revenues over the service period of the contract. The increase in commercial rights and royalties revenues is due to (1) our contract for CymbaltaTM which contributed $9.8 million of revenues in the first quarter of 2005; (2) our February 2004 contract with a large pharmaceutical customer which contributed $1.6 million of revenues in the first quarter of 2005; (3) a slight increase in the revenues under our contracts in Europe with two large pharmaceutical customers to $10.4 million in the first quarter of 2005 as compared to $10.0 million in the first quarter of 2004; (4) our contract with Cell Therapeutics, Inc., or Cell Therapeutics, which contributed $899,000 in the first quarter of 2005; and (5) an increase of approximately $592,000 in the revenues from miscellaneous contracts and activities. These increases were partially offset by a decrease in revenues from our contracts with Columbia Labs, Inc., or Columbia, to $512,000 in the first quarter of 2005 as compared to $3.2 million in the first quarter of 2004. Commercial rights and royalties revenues for the first quarter of 2005 were attributable to the following: (1) approximately 39.6% to our contracts with two large pharmaceutical customers in Europe, (2) approximately 37.3% to our CymbaltaTM contract, (3) approximately 11.4% related to miscellaneous contracts and activities, (4) approximately 6.2% to our February 2004 with a large pharmaceutical customer, (5) approximately 3.4% related to our contract with Cell Therapeutics and (6) approximately 2.0% to our contract with Columbia.

•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the first quarter of 2005 were a loss of $2.0 million versus revenues of $4.2 million for the first quarter of 2004. Investment revenues for the first quarter of 2005 included $605,000 of net gains on marketable securities versus $4.4 million for the first quarter of 2004.

Quintiles Transnational Corp. and Subsidiaries

In addition, during the first quarter of 2005 and 2004, we recognized $2.6 million and $154,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

Costs of Revenues. Costs of revenues were $436.6 million for the first quarter of 2005 versus $356.6 million for the first quarter of 2004. Below is a summary of the costs of revenues (in thousands):

	Three months ended March 31,
	2005	2004
Reimbursed service costs	$110,685	$82,459
Service costs	277,135	227,054
Commercial rights and royalties costs	46,375	20,465
Depreciation and amortization	28,749	32,907
Eliminations — intersegment costs	(26,311)	(6,283)

	$436,633	$356,602

•	Reimbursed Service Costs. Reimbursed service costs were $110.7 million and $82.5 million for the first quarter of 2005 and 2004, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $277.1 million or 56.1% of net service revenues — combined versus $227.1 million or 55.4% of net service revenues — combined for the first quarter of 2005 and 2004, respectively. Compensation and related expenses increased approximately $34.2 million primarily as a result of salary and wage increases including an increase in our number of billable employees. Other expenses directly related to our service contracts increased approximately $15.9 million. Service costs were negatively impacted by approximately $6.4 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development Group and other expenses directly related to commercial rights and royalties, were $46.4 million for the first quarter of 2005 versus $20.5 million for the first quarter of 2004. The increase in commercial rights and royalties costs is primarily due to (1) an increase in costs related to our Cymbalta™ contract of approximately $16.1 million to $18.1 million in the first quarter of 2005 and (2) an increase in costs related to our February 2004 contract with a large pharmaceutical company of approximately $4.2 million to $5.0 million in the first quarter of 2005.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $28.7 million for the first quarter of 2005 versus $32.9 million for the first quarter of 2004. Amortization expense decreased approximately $2.3 million as a result of a decrease in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense decreased approximately $1.8 million.

Quintiles Transnational Corp. and Subsidiaries

•	Eliminations — Intersegment Costs. Eliminations represent the services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers in exchange for royalties. Eliminations increased to $26.3 million for the first quarter of 2005 versus $6.3 million for the first quarter of 2004 primarily as a result of the incremental services provided under our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer.

Selling, general and administrative expenses. Selling, general and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $154.5 million or 31.4% of total net revenues for the first quarter of 2005 versus $155.7 million or 36.8% of total net revenues for the first quarter of 2004. We believe this decrease as a percentage of net revenues shows that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings. Selling, general and administrative expenses were negatively impacted by approximately $3.8 million from the effect of foreign currency fluctuations.

Net interest expense, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio Development contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $17.4 million for the first quarter of 2005 versus $14.6 million for the first quarter of 2004. Interest income increased approximately $1.3 million to $3.6 million for the first quarter of 2005 primarily as a result of an increase in the average balance of investable cash. Interest expense increased approximately $4.1 million to $21.0 million for the first quarter of 2005. Included in interest expense for the first quarter of 2005 is approximately $3.2 million of prior debt issuance costs expensed as a result of the $150.0 million principal payment on our Senior Term B Loan made on March 31, 2005.

Other income was $124,000 for the first quarter of 2005 versus $3.2 million for the first quarter of 2004. Included in the first quarter of 2005 and 2004 was approximately $107,000 and $2.0 million, respectively, in foreign currency losses. The first quarter of 2004 included approximately $5.1 million of net gains on the sale of assets, primarily certain assets of our reference laboratory in South Africa.

During the first quarter of 2005, our Board of Directors approved the second and third phases of our review of our current operating and future strategic direction. In connection with phases one and two of this review, we recognized $9.4 million of restructuring charges during the first quarter of 2005. The restructuring charges included $5.9 million for termination benefits to eliminate approximately 169 positions globally, $3.1 million of exit costs and $366,000 of non-cash charges for asset write-offs. We anticipate incurring additional restructuring charges for the first three phases of our review totaling approximately $28.8 million during the remainder of 2005 and the first quarter of 2006. The additional charges are expected to consist of cash expenditures of $21.3 million for termination benefits to eliminate approximately 439 positions globally and $7.5 million of exit costs. Although we currently do not believe an impairment of our long-lived assets has been indicated, we may enter into strategic alternatives which may cause us to recognize a loss on certain assets.

Quintiles Transnational Corp. and Subsidiaries

During the first quarter of 2005, we recognized a $2.7 million reduction in transaction expenses as a result of a change in the estimated change in control costs associated with our September 2003 transaction with Pharma Services Holding, Inc.

Loss before income taxes was $12.4 million for the first quarter of 2005 versus $18.0 million for the first quarter of 2004.

We recognized an overall income tax benefit of $33.0 million and $725,000 for the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, our chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, which has since been ratified by our Board of Directors, in extraordinary dividends as defined in the American Jobs Creation Act of 2004, or the Jobs Act, from certain countries. We have determined that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. Our overall income tax benefit in the quarter ended March 31, 2005 was positively impacted by a $31.5 million income tax benefit recognized related to the $98.8 million of pre-2005 earnings and profits. The $31.5 million income tax benefit resulted from the lower income tax applicable to the repatriation of pre-2005 foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States and therefore in addition to the local income tax, deferred income tax liabilities for United States income tax have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.

We have calculated our first quarter income tax benefit pursuant to FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods (An Interpretation of APB No. 28),” using actual year to date income (loss) as it more accurately represents the interim income tax position due to the difficulty in determining a reliable estimate of the annual effective income tax rate because the fact that a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on our foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. The 5.25% income tax rate is only available for the qualified dividends being repatriated from the identified countries from which we decided to repatriate the funds. Excluding the $31.5 million income tax benefit, our year to date effective income tax rate is 12% which includes incremental United States income tax expense of approximately $388,000 on year to date 2005 foreign earnings from the countries from which we decided to repatriate the foreign earnings of approximately $6 million taxed at 5.25% rather than 38.5%. During the remainder of 2005, the remaining $12.7 million of estimated 2005 foreign earnings being repatriated will also be taxed for United States income tax purposes at 5.25% as opposed to 38.5%, similar to the $6 million for the first quarter of 2005.

For all other foreign earnings, incremental United States income tax will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because we have not currently adopted another dividend reinvestment plan for those earnings. We cannot reasonably estimate the range of income tax effects of a potential future repatriation of foreign earnings. We are continuing our assessment of the Jobs Act, and any future decisions could impact our income tax rate. Since we conduct operations on a global basis, shifts in income between taxing jurisdictions may also cause its effective income tax rate to vary from period to period.

During the first quarter of 2005 and 2004, we recognized losses of $199,000 and $68,000 respectively, of (losses) earnings from equity in unconsolidated affiliates, which represents our pro rata share of the net (loss) earnings of unconsolidated affiliates, primarily Verispan.

During the first quarter of 2005 and 2004, our earnings were reduced by $1.1 million and $187,000, respectively, for minority interests in certain of our consolidated subsidiaries. The increase in the reductions is a result of the transactions during the second quarter of 2004 with Mitsui & Co., Ltd., or Mitsui, in which our interest in our Japanese subsidiary decreased to 80%.

Income from continuing operations was $19.3 million in the first quarter of 2005 versus a loss from continuing operations of $17.6 million in the first quarter of 2004.

Income from our discontinued operation, Bioglan, which was sold in August 2004, was $1.9 million in the first quarter of 2004.

Net income was $19.3 million for the first quarter of 2005 versus net loss of $15.7 million for the first quarter of 2004.

Quintiles Transnational Corp. and Subsidiaries

Analysis by Segment:

The following table summarizes the operating activities for our reportable segments for the first quarter of 2005 and 2004, respectively. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. All historical periods presented herein reflect Bioglan as a discontinued operation. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense, except the amortization of commercial rights. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense except the amortization of commercial rights, interest (income) expense, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution
					% of Net		% of Net
	2005	2004	Growth %	2005	Revenues	2004	Revenues
Product Development	$310.3	$262.7	18.1%	$149.6	48.2%	$128.1	48.8%
Commercial Services	184.1	147.0	25.3	67.6	36.7	54.6	37.1
PharmaBio Development	24.3	19.8	22.6	(22.1)	(91.0)	(.7)	(3.3)
Eliminations	(26.3)	(6.3)	(318.8)	—	—	—	—

	$492.4	$423.2	16.3%	$195.2	39.6%	$182.0	43.0%

Product Development Group. Net service revenues for the Product Development Group were $310.3 million for the first quarter of 2005 compared to $262.7 million for the first quarter of 2004. We experienced an increase in revenues from both our CDS and EDLS businesses. Net service revenues for the first quarter of 2005 were positively impacted by approximately $8.2 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $2.2 million or 5.5% to $42.9 million primarily as a result of a positive impact of approximately $2.0 million due to the effect of foreign currency fluctuations. The net service revenues in the Europe and Africa region increased $22.3 million or 19.6% to $135.6 million primarily as a result of an increase in CDS and EDLS revenues and a positive impact of approximately $6.0 million due to the effect of foreign currency fluctuations. Net service revenues increased $23.1 million or 21.2% to $131.8 million in the Americas region which experienced an increase in both CDS and EDLS revenues.

Contribution for the Product Development Group was $149.6 million for the first quarter of 2005 compared to $128.1 million for the first quarter of 2004. As a percentage of net service revenues, contribution margin was 48.2% for the first quarter of 2005 compared to 48.8% for the first quarter of 2004. The contribution margin was negatively impacted by the timing of project start ups in the CDS business.

Commercial Services Group. Net service revenues for the Commercial Services Group were $184.1 million for the first quarter of 2005 compared to $147.0 million for the first quarter of 2004. Net service revenues for the first quarter of 2005 were positively impacted by approximately $4.4 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $8.8 million or 24.0% to $45.5 million including a positive impact of approximately $1.5 million due to the effect of foreign currency fluctuations. Net service

Quintiles Transnational Corp. and Subsidiaries

revenues increased approximately $12.4 million or 18.6% to $79.1 million in the Europe and Africa region, including a positive impact of approximately $2.9 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions in Europe, primarily Germany and the United Kingdom. Net service revenues increased $15.9 million or 36.4% to $59.5 million in the Americas region as a result of an increase in the services provided under our PharmaBio Development contracts during the year, primarily relating to the CymbaltaTM contract and our February 2004 contract with a large pharmaceutical customer.

Contribution for the Commercial Services Group was $67.6 million for the first quarter of 2005 compared to $54.6 million for the first quarter of 2004. As a percentage of net service revenues, contribution margin was 36.7% for the first quarter of 2005 compared to 37.1% for the first quarter of 2004.

PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $4.5 million during the first quarter of 2005 as compared to the first quarter of 2004 due to a $10.7 million increase in commercial rights and royalties revenues which was partially offset by a decrease of approximately $6.2 million in investment revenues. Commercial rights and royalties costs increased by approximately $25.9 million during the same period primarily as a result of increased costs associated with our contract for CymbaltaTM and our February 2004 contract with a large pharmaceutical customer, as well as an increase in miscellaneous costs.

The contribution for the PharmaBio Development Group decreased by $21.4 million in the first quarter of 2005 compared to the first quarter of 2004. The contribution related to commercial rights and royalties agreements (net of related costs) in the first quarter of 2005 decreased the overall contribution of this group by approximately $15.3 million when compared to the first quarter of 2004. The decrease in the contribution provided by the commercial rights and royalties agreements is a result of an increase in related costs of approximately $25.9 million partially offset by a $10.7 million increase in revenues, primarily due to our Cymbalta™ contract. The contribution from investment revenues decreased by approximately $6.2 million for the first quarter of 2005 to a loss of $2.0 million versus income of $4.2 million for the first quarter of 2004 as a direct result of the decrease in the investment revenues.

EBITDA. Due to the significant increase in non-cash expenses resulting from the Pharma Services Transaction in September 2003, as well as the resulting significant change in our debt and income tax structures, we believe that earnings before net interest expense, income tax benefit and depreciation and amortization, or EBITDA, provides investors with an additional important perspective of the underlying performance of our business. Our consolidated EBITDA was $33.2 million and $31.9 million for the three months ended March 31, 2005 and 2004, respectively, as shown in the below table. The following table reconciles our net income to EBITDA (dollars in millions).

Quintiles Transnational Corp. and Subsidiaries

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Consolidated:
Net revenues	$492.4	$423.2
Reimbursed service costs	110.7	82.5

Gross revenues	603.0	505.7
Costs of revenues	(436.6)	(356.6)
Selling, general and administrative expenses	(154.5)	(155.7)
Other (expense) income, net	(0.1)	3.2
Restructuring and impairments	(9.4)	—
Transaction expenses, net	2.7	—
Depreciation and amortization	29.4	33.7
Equity in (losses) earnings of unconsolidated affiliates	(0.2)	(0.1)
Minority interests	(1.1)	(0.2)
Income from discontinued operation	—	1.9

EBITDA	$33.2	$31.9

Depreciation and amortization	(29.4)	(33.7)
Interest expense, net	(17.4)	(14.6)
Income tax benefit	33.0	0.7

Net income (loss)	$19.3	$(15.7)

The primary difference between contribution and EBITDA is selling, general and administrative expenses which have not been fully allocated to each of our segments historically. Contribution continues to be the primary measure we use to assess segment profitability. As the costs of revenues for our PharmaBio Development Group already include its infrastructure costs, the contribution for this group essentially equates to its EBITDA of ($21.4) million which is comprised of its ($22.1) million of contribution adding back $677,000 of depreciation and amortization. The contribution for our PharmaBio Development Group decreased approximately $21.4 million to ($22.1 million) for the first quarter of 2005 as compared to $659,000 for the first quarter of 2004. Our selling, general and administrative expenses are attributable to our service segments, namely the Product Development and Commercial Services Groups.

EBITDA is a non-GAAP financial measure and should not be used in isolation from, or as a substitute for, net income (loss) prepared in accordance with GAAP or as a measure of profitability. Additionally, our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA in the same fashion. Our computation of EBITDA may also differ in some respects from the calculations of EBITDA contained in the credit agreement governing our senior secured credit facility and the indenture governing our senior subordinated notes.

EBITDA does not include interest expense, depreciation and amortization and income taxes. Because we have borrowed money in order to finance our operations, we use capital assets in our business and the payment of income taxes is a necessary element of our operations, any measure that excludes these items has material limitations.

Quintiles Transnational Corp. and Subsidiaries

Liquidity and Capital Resources

Cash and cash equivalents were $338.5 million at March 31, 2005 as compared to $535.7 million at December 31, 2004.

Cash provided by operations was $1.3 million for the three months ended March 31, 2005 versus cash used in operations of $44.0 million for the three months ended March 31, 2004.

Cash used in investing activities was $27.8 million for the three months ended March 31, 2005 versus cash provided by investing activities of $2.6 million for the three months ended March 31, 2004. Investing activities primarily included the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights. Investing activities included the proceeds from the sale of certain assets of $9.3 million during the three months ended March 31, 2004.

Capital asset purchases required an outlay of cash of $12.7 million for the three months ended March 31, 2005 compared to an outlay of $11.3 million for the same period in 2004.

Cash used for the acquisition of commercial rights and royalties related assets was $10.9 million for the three months ended March 31, 2005 as compared to an outlay of $3.0 million for the comparable period in 2004. The three months ended March 31, 2005 reflected payments of $10.0 million pursuant to our contract with Eli Lilly and Company for CymbaltaTM and $944,000 pursuant to a contract with Yamanouchi Pharma Limited.

Purchases of equity securities and other investments required an outlay of cash of $4.6 million for the three months ended March 31, 2005 compared to an outlay of $3.8 million for the same period in 2004. Proceeds from the sale of equity securities and other investments were $360,000 during the three months ended March 31, 2005 as compared to $14.8 million for the same period in 2004.

The following table is a summary of our net service receivables outstanding (dollars in thousands):

	March 31, 2005	December 31, 2004
Trade service accounts receivable, net	$156,134	$151,981
Unbilled services	168,134	138,347
Unearned income	(207,136)	(202,148)

Net service receivables outstanding	$117,132	$88,180

Number of days of service revenues outstanding	18	14

Investments in debt securities were $12.1 million at March 31, 2005 and December 31, 2004. Our investments in debt securities consist primarily of state and municipal securities.

Investments in marketable equity securities decreased $1.1 million to $23.3 million at March 31, 2005 as compared to $24.4 million at December 31, 2004 primarily as a result of sales of equity securities.

Quintiles Transnational Corp. and Subsidiaries

Investments in non-marketable equity securities and loans at March 31, 2005 were $52.9 million, as compared to $56.4 million at December 31, 2004.

Investments in unconsolidated affiliates, primarily Verispan, were $120.6 million at March 31, 2005 as compared to $121.0 million at December 31, 2004.

Cash used in financing activities was $157.8 million for the first three months of 2005 versus $3.5 million for the first three months of 2004.

In March 2005, we amended the agreement governing our senior secured credit facility. The amendment (1) decreased the interest rate under the Term B Loan facility by 2.50%; (2) lessened the Interest Expense Coverage Ratio and Total Leverage Ratio requirements for selected future periods; (3) adjusted the Senior Leverage Ratio from 2.0 to 1.75 through December 31, 2005, which could further limit our ability to incur additional Senior Indebtedness during 2005; (4) increased our capacity for additional Asset Sales by $150.0 million; (5) increased our capacity to make certain investments outside the United States by $100.0 million; (6) increased our capacity to make Permitted PharmaBio Investments by $100.0 million; (7) permitted us to include certain restructuring charges in the calculation of our Consolidated EBITDA; (8) permitted us to offset our Consolidated Indebtedness by an additional $50.0 million of available cash; and (9) made other clarifying or correcting changes. On March 31, 2005, we paid down $150.0 million of the approximately $306.1 million outstanding under Term Loan B facility and paid approximately $2.3 million to the administrative agent and lenders in connection with the amendment. Capitalized terms included in this paragraph have the meanings defined in the agreement governing our senior secured credit facility.

Our various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on our ability to (1) incur additional indebtedness, including capital leases and liens; (2) pay dividends and repurchase our capital stock; (3) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (4) make capital expenditures; and (5) issue capital stock of our subsidiaries. The agreements also contain financial covenants requiring us to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios as defined therein. As of March 31, 2005, we were in compliance with these covenants.

Quintiles Transnational Corp. and Subsidiaries

Below is a summary of our future payment commitments by year under contractual obligations as of March 31, 2005 (dollar in thousands):

	April 1, 2005
	through
	December 31,
	2005	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$55,019	$57,584	$56,540	$56,061	$194,823	$45,000	$577,660	$1,042,687
Obligations held under capital leases	11,734	14,158	1,525	695	416	191	42	28,761
Operating leases	48,619	50,120	33,170	20,103	11,289	5,402	37,001	205,704
Service Agreement	19,903	22,582	20,877	15,658	—	—	—	79,020
Management fee agreement	2,813	3,750	3,750	3,750	—	—	—	14,063
PharmaBio funding commitments in various commercial rights and royalties:
Service commitments	96,469	104,967	98,423	88,942	67,448	—	—	456,249
Milestone payments	10,000	—	—	—	—	—	—	10,000
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	7,275	4,214	—	—	—	—	—	11,489
Equity investments	1,023	—	—	—	—	—	—	1,023
Convertible loans	19	—	—	—	—	—	—	19

Total	$252,874	$257,375	$214,285	$185,209	$273,976	$50,593	$614,703	$1,849,015

We also have additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving approval from the United States Food and Drug Administration, or FDA, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they are not included in the commitment amounts above. If all of these contingencies were satisfied over approximately the same time period, then we estimate these commitments to be a minimum of approximately $4-16 million per year over the next three years, subject to certain limitations and varying time periods.

In May 2005, we provided notice that we will terminate our service agreement with a third party vendor to provide information technology infrastructure services at certain sites in the United States and Europe. The termination will be effective in November 2005, and we will expect to pay termination penalties, primarily in the fourth quarter of 2005. Our annual commitment under this service agreement was approximately $16.0 million per year and is included in the table above as a service agreement at March 31, 2005.

Shareholders’ equity at March 31, 2005 was $569.8 million versus $568.1 million at December 31, 2004.

Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under the revolving portion of our senior credit facility will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. We regularly evaluate our debt arrangements, as well as market conditions, and we actively explore opportunities to modify our existing debt arrangements or pursue additional debt financing arrangements that could result in the issuance of new debt securities by us or our affiliates in the near future or at a later time. We may use our existing cash, cash generated from operations or dispositions of assets or business and/or proceeds from any new financing arrangements to pay off or

Quintiles Transnational Corp. and Subsidiaries

reduce some of our outstanding obligations or to pay dividends to our parent which could be used to repurchase equity securities or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition and expansion possibilities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue acquisition or expansion opportunities, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any of these contemplated or potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in the credit agreement governing our senior secured credit facility, our indenture and the indenture governing the senior discount notes issued by Pharma Services Intermediate Holding Corp., or Intermediate Holding. We cannot assure you that we will be able to complete any such alternative financing arrangements or other transactions or that the terms of any financing transactions would be more favorable to us than our existing obligations.

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

As of March 31, 2005, we had outstanding debt of approximately $639.4 million. Of the total debt, approximately $189.4 million is secured, and an additional $75.0 million in loans available under our senior credit facility also are secured by substantially all of our assets, if drawn upon.

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

Quintiles Transnational Corp. and Subsidiaries

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

These covenants may limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. In addition, the senior secured credit facility includes other and more restrictive covenants and prohibits us from prepaying our other debt, including the notes, while borrowings under our senior secured credit facility are outstanding. The senior secured credit facility also requires us to maintain certain financial ratios and meet other financial tests. These covenants are broadly drafted and we must apply our judgment on a daily basis to whether our actions comply; however, our lenders may interpret these covenants differently and could claim that our actions are in violation of the covenants. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indenture governing the notes. In addition, these lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by

Quintiles Transnational Corp. and Subsidiaries

increased costs and less favorable terms, including interest rates and covenants. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants and financial tests.

We are subject to additional risks and restrictions as a result of Intermediate Holding’s issuance of discount notes.

Intermediate Holding has outstanding senior discount notes with an aggregate principal amount at maturity of $219.0 million due April 1, 2014, or the discount notes. The discount notes accrete at the rate of 11.5% per annum, compounded semi-annually on April 1 and October 1 of each year to, but not including, April 1, 2009. From and after April 1, 2009, cash interest on the discount notes will accrue at the rate of 11.5% per annum, and will be payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2009, until maturity. Intermediate Holding is a holding company that currently conducts all of its operations through us and our subsidiaries and affiliates. As a result, all of Intermediate Holding’s operating profit and cash flows are generated by us and our subsidiaries and affiliates. The discount notes, however, are the exclusive obligation of Intermediate Holding, and we are not obligated to make funds available for payment on the discount notes. Intermediate Holding’s ability to make payments on the discount notes is nevertheless dependent on our earnings and cash flows and our ability to make distributions in the form of dividends or other advances and transfers to Intermediate Holding. To the extent we have funds available and to the extent permitted by our senior credit facility and the indenture governing our notes, we may make funds available to Intermediate Holding to permit payment of its obligations under the discount notes. In addition, the indenture governing the discount notes prohibits Intermediate Holding from permitting us to take certain actions substantially similar to those we would be prohibited from taking under the covenants contained in our indenture.

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

In addition, we are currently undertaking significant programs to optimize business processes in our product development and commercialization services. We have entered into agreements with certain vendors to provide systems development and integration services to develop or provide for us under license the information technology, or IT, platform for these programs. If such vendors fail to perform as required or if there are substantial delays in developing and implementing this platform, our customer delivery may be impaired and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by existing or claimed patents by parties who seek to enjoin us from using preferred technology or seek license payments from us. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology enabled services, creating IT-enabled services which our customers will find desirable and implementing our business model with respect to these services. In addition, we recently terminated our contract with a third party vendor to provide IT services at certain sites in the United States and Europe so that we could take over those services internally. We expect that we will need to incur additional expenditures initially as we ramp up our internal capabilities to effect the transition. Also, our IT-related expenditures are likely to negatively impact our profitability, at least until our IT-enabled processes and services become operational. We cannot assure you that any improvements in profitability resulting from our new capabilities will be sufficient to offset our investments. Our results could be affected negatively if our competitors are able to execute similar programs before we can launch ours or if they are able to structure a platform that attracts customers away from our services.

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

Quintiles Transnational Corp. and Subsidiaries

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

As part of our PharmaBio Development Group’s business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customers’ business or products. These arrangements may include making a strategic investment in a customer, providing financing to a customer, or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for an equity share in the business and a percentage of revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to

Quintiles Transnational Corp. and Subsidiaries

offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive approval from the FDA or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular arrangement. In addition, the timing of regulatory approval and product launch and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. As a result, we could lose the value of our investments in our customers’ business or products. The potential negative effect to our financial performance could depend on the nature and timing of these arrangements and the length of time before it becomes apparent that the business or product will not achieve success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our cost with respect to these arrangements. An additional negative effect of investments in our customers’ business or products could be that we are not awarded projects by other customers who believe we are in competition with them because of the investments.

Our rights to market and sell certain pharmaceutical products expose us to product risks typically associated with pharmaceutical companies.

From time to time, we may acquire or hold rights to market and sell certain pharmaceutical products. These product rights subject us to a number of risks typical to the pharmaceutical industry. For example, we could face product liability claims in the event users of products subject to our rights experience negative reactions or adverse side effects or in the event such products cause injury, are found to be unsuitable for their intended purpose or are otherwise defective. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we manufacture or sell, and any such product liability claim could adversely affect our business, operating results or financial condition. In addition, like pharmaceutical companies, our commercial success in this area will depend in part on our obtaining, securing and defending our intellectual property rights covering our pharmaceutical product rights. These risks may be augmented by additional risks if we outsource the manufacturing and/or distribution of these products, such as our inability to directly monitor quality control in the manufacturing and distribution processes.

Our plans to market and sell pharmaceutical products also subject us to risks associated with participating in a business in which we have limited experience. If we are unable to operate this business as we expect, the financial results from this business could have a negative impact on our results of operations as a whole. The risk that our results may be affected if we are unable to successfully operate pharmaceutical product operations may increase in proportion with (1) the number of products or product rights we license or acquire in the future, (2) the applicable stage of the drug approval process of the products and (3) the levels of outsourcing involved in the development, manufacture and commercialization of such products.

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

Governments have the authority, after approving a product, to limit its scope of prescription or withdraw it from the market based on safety concerns. Similarly, customers may act to voluntarily limit the scope of prescription of products or withdraw them from the market. If we are providing services to customers for products that are limited or withdrawn, we could suffer a loss of revenue with negative impact to our financial results.

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

Quintiles Transnational Corp. and Subsidiaries

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

Quintiles Transnational Corp. and Subsidiaries

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

We also package, label and distribute clinical trial supplies. We could be held liable for any problems that result from the trial drugs we package, label and distribute, including any quality control problems in our clinical trial supplies facilities, resulting in, for example, clinical trial supplies being incorrectly labeled, packaged, counted or distributed with potential consequences such as participants in the clinical trial receiving the incorrect medication or the incorrect dose of the medication concerned. These eventualities and others potentially arising from such errors could expose us to liability with both the pharmaceutical companies with whom we contract and to clinical trial participants. In addition, our clinical trial supplies facilities in the United States are subject to regulation, and potential inspection by both the FDA and the United States Drug Enforcement Administration, or the DEA.

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

Quintiles Transnational Corp. and Subsidiaries

We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts. At March 31, 2005, we had 19 open foreign exchange forward contracts relating to service contracts totaling approximately $10.0 million. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our currency transaction risk associated with our service contracts.

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

The confidentiality and release of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for certain types of individually identifiable health information, or protected health information. We do not meet the definition of a “covered entity” under HIPAA; however, we are indirectly affected by HIPAA because many investigators with whom we are involved with in clinical trials are HIPAA “covered entities”. Also, the European Union, or EU, and its member states, as well as other countries, continue to issue new rules. National and United States state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations

Quintiles Transnational Corp. and Subsidiaries

or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.

We may be adversely affected by customer or therapeutic concentration.

Although we did not have any one customer that accounted for 10% of net revenues for the three months ended March 31, 2005, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected. For the quarter ended March 31, 2005, we had one customer who represented almost 10% of net revenues.

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

Quintiles Transnational Corp. and Subsidiaries

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We did not have any material changes in market risk from December 31, 2004.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. As previously discussed in our Annual Report on Form 10-K, we conducted additional training for select accounting personnel with respect to the accounting for restructuring and depreciation expenses and capitalized interest during the first quarter of 2005. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that we believe materially affected, or will be reasonably likely to materially affect, our company-wide internal control over financial reporting.

Quintiles Transnational Corp. and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, sought to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal sought declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in a class action lawsuit that was settled during 2004 involving an Alzheimer’s study and, if one or more of such claims was determined to be covered, Chubb and Federal requested an allocation of the defense costs between the claims they contended were covered and non-covered claims. We filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We signed a settlement agreement with Federal and Chubb, which did not result in us making any payments. The case against us by Federal and Chubb was dismissed on December 30, 2004. We have also agreed to a settlement in principle with AON, which does not result in us making any payments.

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

Quintiles Transnational Corp. and Subsidiaries

On June 28, 2004, ML Laboratories PLC, or ML, filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited, or Novex, one of our subsidiaries. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $103.3 million). On December 17, 2004, Novex filed an answer and counter-claim asserting breach of contract. On April 13, 2005, we agreed to a settlement in principle with ML resulting in us making a payment to ML, which has been fully reserved for as of March 31, 2005.

On May 26, 2000, we completed the sale of our electronic data interchange unit, ENVOY, to Healtheon/WebMD Corp., which subsequently changed its name to WebMD. Prior to the sale, ENVOY transferred its informatics subsidiary, Synergy Health Care, Inc., to us. We received $400 million in cash and 35 million shares of WebMD common stock in exchange for our entire interest in ENVOY and a warrant to acquire 10 million shares of our common stock at $40 per share, exercisable for four years. We recorded an extraordinary gain on the sale of $436.3 million, net of estimated taxes of $184.7 million. Because the original acquisition of ENVOY qualified as a tax-free reorganization, our tax basis in the acquisition was allowed to be determined by substituting the tax basis of the previous shareholders of ENVOY. However, when we sold ENVOY to WebMD during 2000, the tax basis of the previous shareholders was not available to us since ENVOY had been a publicly traded corporation at the time of the original acquisition. Therefore, we had to estimate our tax basis in ENVOY by reviewing financial statements, income tax returns and other public documents which were available to us at that time. In September 2001, we received the results of a tax basis study completed by our external income tax advisors, which was prepared so that we could prepare and file our 2000 United States Corporate income tax return. Using the tax basis determined in that study, income taxes from the sale totaled approximately $42.7 million, or approximately $142.0 million less than the estimate previously used to determine the extraordinary gain on the sale. This resulted in an increase of $142.0 million in the extraordinary gain on the sale of ENVOY. In January 2004, we received a communication from the Internal Revenue Service proposing an increase in our income taxes owed for 2000 by approximately $153.1 million. After further discussions, the Internal Revenue Service revised and reissued its prior communication, reducing the proposed assessment to $84.6 million. The proposed increase relates to the Internal Revenue Service challenging our method for determining the basis we applied to the sale of ENVOY. We are contesting the proposed increase and are presently in the appeals process with the Internal Revenue Service.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Not Applicable

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5. Other Information — Not Applicable

Item 6. Exhibits

Exhibit No.	Description
10.01	Amendment No. 2, dated March 31, 2005, to Credit Agreement, dated September 25, 2003, among Quintiles Transnational Corp., the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.01 to our Current Report on Form 8-K dated March 31, 2005, as filed with the Securities and Exchange Commission on April 1, 2005).

31.01	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Quintiles Transnational Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.

Registrant

Date May 13, 2005	/s/ Dennis B. Gillings

Dennis B. Gillings, Executive Chairman
and Chief Executive Officer

Date May 13, 2005	/s/ John D. Ratliff

John D. Ratliff, Executive Vice President
and Chief Financial Officer

Quintiles Transnational Corp. and Subsidiaries

EXHIBIT INDEX

Exhibit No.	Description
10.01	Amendment No. 2, dated March 31, 2005, to Credit Agreement, dated September 25, 2003, among Quintiles Transnational Corp., the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.01 to our Current Report on Form 8-K dated March 31, 2005, as filed with the Securities and Exchange Commission on April 1, 2005).

31.01	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rule 13a-14/15d-14, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.