Form 10-Q
period 2005-06-30
QUINTILES TRANSNATIONAL CORP
filed 2005-08-12
CIK 919623

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
Commission file number 333-113805
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
The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2005 was 125,000,000.

*	The registrant has filed all reports required by Section 15(d) of the Exchange Act in the past 12 months, but the registrant is a voluntary filer and is not subject to the requirements of Section 15(d).

Part I. Financial Information
Item 1. Financial Statements
Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$298,258	$535,680
Trade accounts receivable and unbilled services, net	348,352	300,407
Investments in debt securities	588	569
Prepaid expenses	24,087	20,424
Other current assets and receivables	58,768	58,254

Total current assets	730,053	915,334

Property and equipment	296,520	359,073
Less accumulated depreciation	(86,893)	(67,928)

	209,627	291,145

Intangibles and other assets:
Investments in debt securities	12,279	11,552
Investments in marketable equity securities	33,014	24,425
Investments in non-marketable equity securities and loans	55,985	56,441
Investments in unconsolidated affiliates	120,065	120,984
Commercial rights and royalties	128,565	138,543
Accounts receivable — unbilled	53,434	46,669
Goodwill	115,001	116,013
Other identifiable intangibles, net	244,892	274,457
Deferred income taxes	29,082	2,877
Deposits and other assets	40,619	49,522

	832,936	841,483

Total assets	$1,772,616	$2,047,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$319,276	$347,667
Credit arrangements	19,323	20,319
Unearned income	202,560	199,450
Other current liabilities and income taxes	14,296	32,347

Total current liabilities	555,455	599,783

Long-term liabilities:
Credit arrangements, less current portion	619,260	774,562
Deferred income taxes	8,785	45,833
Minority interest	37,940	38,550
Other liabilities	31,905	21,143

	697,890	880,088

Total liabilities	1,253,345	1,479,871

Shareholders’ equity:
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	522,300	521,979
Accumulated deficit	(31,203)	(6,384)
Accumulated other comprehensive income	28,174	52,496

Total shareholders’ equity	519,271	568,091

Total liabilities and shareholders’ equity	$1,772,616	$2,047,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net revenues	$537,447	$425,766	$1,029,803	$848,960
Add: reimbursed service costs	131,298	82,306	241,983	164,765

Gross revenues	668,745	508,072	1,271,786	1,013,725

Costs, expenses and other:
Costs of revenues	468,973	372,062	905,606	728,664
Selling, general and administrative	167,959	159,027	322,437	314,688
Interest expense (income), net	12,175	14,576	29,614	29,195
Other expense (income), net	2,764	318	2,888	(2,873)
Restructuring	10,676	—	19,679	—
Impairments	72,033	881	72,467	881
Transaction expense, net	—	—	(2,666)	—
Gain on sale of portion of an investment in a subsidiary	—	(24,688)	—	(24,688)
Non-operating gain on change of interest transaction	—	(10,030)	—	(10,030)

	734,580	512,146	1,350,025	1,035,837

Loss before income taxes	(65,835)	(4,074)	(78,239)	(22,112)
Income tax (benefit) expense (includes $31,521 of income tax benefit related to American Jobs Creation Act of 2004 for the six months ended June 30, 2005)	(22,996)	14,133	(56,016)	13,408

Loss before minority interests and equity in (losses) earnings of unconsolidated affiliates	(42,839)	(18,207)	(22,223)	(35,520)
Equity in (losses) earnings of unconsolidated affiliates	(329)	45	(528)	(23)
Minority interests	(995)	(246)	(2,068)	(433)

Loss from continuing operations	(44,163)	(18,408)	(24,819)	(35,976)
Income from discontinued operation	—	8,280	—	10,141

Net loss	$(44,163)	$(10,128)	$(24,819)	$(25,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004

Operating activities
Net loss	$(24,819)	$(25,835)
Income from discontinued operation	—	(10,141)

Loss from continuing operations	(24,819)	(35,976)

Adjustments to reconcile loss from continuing operations to net cash provided by(used in) operating activities:
Depreciation and amortization	62,172	66,882
Amortization of debt issuance costs	5,007	1,661
Amortization of commercial rights and royalties assets	10,922	4,317
Restructuring charge accrual	19,679	—
Restructuring charge payments	(15,707)	(3,244)
Impairment of long-lived assets	72,467	881
Loss from sales and impairments of investments, net	2,841	3,795
Loss on disposals of property and equipment, net	519	454
Gain from sale of certain assets	—	(5,114)
Gain from sale of a portion of an investment in a subsidiary	—	(24,688)
Non-operating gain on change of interest transaction	—	(10,030)
(Benefit from) provision for deferred income tax expense	(39,901)	5,270
Change in accounts receivable, unbilled services and unearned income	(53,033)	(63,397)
Change in other operating assets and liabilities	(33,704)	(11,504)
Other	769	—

Net cash provided by (used in) operating activities	7,212	(70,693)

Investing activities
Acquisition of property and equipment	(25,980)	(24,583)
Payment of transaction costs in Transaction	(2,849)	(7,039)
Acquisition of businesses, net of cash acquired	(3,073)	(252)
Acquisition of commercial rights and royalties	(20,944)	(3,000)
Proceeds from sale of certain assets	—	9,068
Proceeds from sale of minority interest in subsidiary	—	35,976
Proceeds from disposition of property and equipment	3,621	3,495
Purchases of debt securities, net	(732)	(407)
Purchases of equity securities and other investments	(12,204)	(7,736)
Proceeds from sale of equity securities and other investments	3,001	27,930
Other	(141)	250

Net cash (used in) provided by investing activities	(59,301)	33,702

Financing activities
Debt issuance costs paid	(2,792)	—
Principal payments on credit arrangements	(160,834)	(9,432)
Intercompany with parent companies	(822)	(707)
Dividend from discontinued operation	—	7,929
Proceeds from change in interest transaction	—	41,773

Net cash (used in) provided by financing activities	(164,448)	39,563

Effect of foreign currency exchange rate changes on cash	(20,885)	(926)

(Decrease) increase in cash and cash equivalents	(237,422)	1,646
Cash and cash equivalents at beginning of period	535,680	373,622

Cash and cash equivalents at end of period	$298,258	$375,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2005
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
The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of the Company. Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statement presentation.
In August 2004, the Company completed the sale of certain assets related to its Bioglan Pharmaceuticals business (“Bioglan”). Accordingly, the operating results of Bioglan for the three and six months ended June 30, 2004 have been reflected separately in the accompanying financial statements as a discontinued operation.
2. Employee Stock Compensation
Pharma Services Holding, Inc. (“Pharma Services”), the Company’s parent company, granted options to purchase 227,500 shares of its common stock to certain of the Company’s employees during the six months ended June 30, 2005, including 15,000 which were granted during the quarter ended June 30, 2005. As of June 30, 2005, there were options to acquire 3,877,500 shares of Pharma Services’ common stock outstanding.
In addition, Pharma Services issued restricted common stock to certain of the Company’s employees, other than executive officers, for full recourse notes with a fixed interest rate. As of June 30, 2005, there were approximately 4.0 million shares of such restricted stock outstanding.
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” effective January 1, 2004; therefore, the Company accounts for the stock options granted and the restricted stock issued for recourse notes by Pharma Services to the Company’s employees under the fair value method of SFAS No. 123. The Company recognized approximately $118,000 and $43,000 of compensation expense for the three months ended June 30, 2005

Quintiles Transnational Corp. and Subsidiaries
and 2004, respectively, and $183,000 and $86,000 of compensation expense for the six months ended June 30, 2005 and 2004, respectively, in accordance with SFAS No. 123.
3. Commercial Rights and Royalties
Commercial rights and royalties related assets are classified either as commercial rights and royalties or accounts receivable — unbilled in the non-current asset section of the accompanying balance sheets. Additionally, a balance related to unearned income on a commercial rights and royalties related agreement is classified as an other long-term liability in the accompanying balance sheets. Below is a summary of the commercial rights and royalties related assets and liabilities (in thousands):

	June 30,	December 31,
	2005	2004
Commercial rights and royalties	$128,565	$138,543
Accounts receivable-unbilled	53,434	46,669
Other long-term liabilities	12,212	—
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
In December 1999, the Company obtained the distribution rights to market four pharmaceutical products in the Philippines from a large pharmaceutical customer in exchange for providing certain commercialization services amounting to approximately $5.1 million during the two-year period ended December 31, 2001. The Company had previously capitalized 251.8 million Philippine pesos (approximately $4.5 million) related to the cost of acquiring these commercial rights and has amortized these costs over five years. Under the terms of the agreement, the customer has the option to reacquire the rights to the four products from the Company after seven years for a price to be determined at the exercise date.

Quintiles Transnational Corp. and Subsidiaries
In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“Pilot”) to commercialize a natural therapy for asthma, AIROZIN™, in the United States and Canada. The agreement calls for the Company to provide commercialization services for AIROZIN™. Pursuant to the agreement, the Company has funded $4.0 million under a line of credit, which is the maximum Pilot may borrow in accordance with the limitations imposed by the agreement. Further, based on achieving certain milestones, the Company committed to funding 50% of sales and marketing activities for AIROZIN™ over five years with a $6.0 million limit per year. Following product launch, the agreement provides for the Company to receive royalties based on the net sales of AIROZIN™. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by Pilot on September 5, 2003 indicated that Pilot will need significant additional financing to continue operations beyond September 15, 2003, and Pilot has not made any additional filings with the Securities and Exchange Commission since that time. As such, the Company recorded an impairment of $4.0 million during 2003 on the loan receivable from Pilot and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003. In 2004, Pilot ceased active operations and is pursuing a recapitalization strategy. During September 2004, the Company signed a non-binding letter of intent with Pilot’s banker to convert the Company’s debt to equity in Pilot as part of Pilot’s recapitalization plan, which has since expired. Discussions have continued on this matter, but the Company has reached no binding agreement to participate in such a recapitalization plan.
In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“Discovery”) to commercialize, in the United States, Discovery’s humanized lung surfactant, Surfaxin®. Under the terms of the agreement, the Company acquired 791,905 shares of Discovery’s common stock and a warrant to purchase 357,143 shares of Discovery’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to Discovery a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by Discovery. As of June 30, 2005, the Company has made $8.5 million available under the line of credit, of which $8.5 million has been funded. In addition, the Company has received warrants to purchase approximately 320,000 shares of Discovery’s common stock as milestones were achieved. The Company agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, Discovery agreed to pay the Company commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of Discovery’s common stock included participation rights to acquire additional shares of Discovery. The Company exercised its participation rights in two such transactions with Discovery during November 2002 and July 2003 whereby the Company purchased a total of 484,305 shares of Discovery’s common stock along with detachable warrants to purchase 163,423 shares of Discovery’s common stock. Additionally, at various times during 2003 and 2004, the Company has used the cashless exercise feature of the warrant contracts to purchase 796,954 shares of common stock and received 561,485 shares of Discovery’s common stock. During November 2004, the Company and Discovery agreed to restructure the commercialization arrangements to allow Discovery to assume the entire commercialization program for Surfaxin®. As part of this new arrangement, the Company (i) will not pay for the sales and marketing activities of Surfaxin®, nor receive commissions on the net sales of Surfaxin®, (ii) has extended the $8.5 million line of credit through December 31, 2006, and (iii) received a warrant to purchase 850,000 shares of Discovery’s common stock at an exercise price of $7.19 per share, which resulted in the Company recognizing revenues of $1.2 million related to the settlement of the commercialization arrangements. The Company continues to have a preferred provider relationship with Discovery. During January 2005, Discovery’s contract manufacturer received a letter from the

Quintiles Transnational Corp. and Subsidiaries
United States Food and Drug Administration (“FDA”) notifying it of certain deficiencies in its manufacturing process. Discovery’s management has reiterated that these deficiencies are likely to be resolved during the third quarter of 2005 and resolution of the issues will cause the anticipated commercial launch of Surfaxin®, if approved, to be delayed until the fourth quarter of 2005 or the first quarter of 2006. In addition, during February 2005, Discovery received an Approvable Letter from the FDA for Surfaxin® for the prevention of Respiratory Distress Syndrome in premature infants. The Company believes that the delay in the expected launch date will not impact Discovery’s ability to repay the $8.5 million line of credit outstanding at June 30, 2005.
In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“Kos”) to commercialize, in the United States, Kos’ treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with Kos’ sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company received a warrant to purchase 150,000 shares of Kos’ common stock at $32.79 per share, exercisable in installments over the first two years of the agreement. Further, the Company receives commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended September 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through June 30, 2005, the Company has received payments totaling approximately $34.8 million. The proceeds are reported in the statement of cash flows as an operating activity - change in operating assets and liabilities. In March 2005, the Company sold its warrant to acquire Kos’ common stock for $2.5 million, which resulted in a gain of $930,000 recorded in investment revenues.
During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain levels specified. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide, at its own expense, sales and marketing resources over the five-year life of the agreement. As of June 30, 2005, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $10.0 million, in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. quarter of 2005, the agreements in Germany and Belgium, respectively, were terminated. For the remaining portion of the contract in Italy, the Company will provide at its own expense sales and marketing resources over the five-year life of the agreement. As of June 30, 2005, the Company estimates the cost of its minimum obligation over the remaining contract life for the remaining territory of Italy to be approximately $10.0 million in return for which the customer will pay the Company royalties on product sales in excess of certain baselines. The total royalty is comprised of a minimal royalty on the baseline sales targets for these products plus a share of incremental net sales above these baselines. Subsequent to June 30, 2005, the arrangement in Italy was amended to a three year fee-for- service arrangement to replace the original risk-based structure. As a result, the Company will no longer be providing sales and marketing resources at its own expense, which will terminate the $10.0 million minimum obligation.

Quintiles Transnational Corp. and Subsidiaries
In July 2002, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to support Lilly in its commercialization efforts for Cymbalta™ in the United States. The FDA approved Lilly’s New Drug Application for Cymbalta™ in the third quarter of 2004 for the treatment of depression. Under the terms of the agreement, the Company is providing, at its expense, more than 500 sales representatives to supplement the extensive Lilly sales force in the promotion of Cymbalta™ for the five years following product launch. The Company’s sales force will promote Cymbalta™ in its primary, or P1, position within sales calls. During the first three years Lilly will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company made marketing and milestone payments to Lilly totaling $110.0 million of which $70.0 million was paid in 2002, $20.0 million was paid in 2004 and $20.0 million was paid in 2005. In addition, the Company paid Lilly during 2004 an additional $5.0 million for the approval of CymbaltaTM for diabetic peripheral neuropathic pain. The revenues related to this indication will be included in the basis for the royalties paid to the Company. The $115.0 million in payments made have been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period, which commenced in August 2004. The sales force costs are being expensed as incurred. The payments are reported in the statement of cash flows as an investing activity - acquisition of commercial rights and royalties. Prior to FDA approval, the $70.0 million payment was classified as an advance to customer on the balance sheet. Following the FDA approval, this amount and subsequent payments are classified as a commercial rights and royalties asset. In return for the P1 position for Cymbalta™ and the marketing and milestone payments, Lilly will pay to the Company 8.25% of United States Cymbalta™ sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. The Company recognized revenues, net of related amortization, related to the royalty, and P2 and P3 positions on CymbaltaTM, of $22.8 million for the six months ended June 30, 2005.
In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“Columbia”) to commercialize, in the United States, the following women’s health products: Prochieve™ 8%, Prochieve™ 4%, Advantage-S® and RepHresh™. Under the terms of the agreement, the Company purchased 1,121,610 shares of Columbia’s common stock for $5.5 million. The Company also paid to Columbia four quarterly payments of $1.125 million totaling $4.5 million. The payments were reported in the statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive royalties of 5% on the sales of the four Columbia women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The royalties are subject to minimum and maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. Through June 30, 2005, the Company has received payments totaling approximately $2.8 million. The proceeds are reported in the statement of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. The same sales force also commercializes Columbia’s StriantTM product under the Company’s March 2003 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The purchase of the Columbia common stock included participation rights to acquire additional shares of Columbia. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of Columbia for $664,000.

Quintiles Transnational Corp. and Subsidiaries
In March 2003, the Company entered into an agreement with Columbia to commercialize Columbia’s StriantTM testosterone buccal bioadhesive product in the United States. StriantTM was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has made five quarterly payments to Columbia of $3.0 million each, totaling $15.0 million. The payments were reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive a 9% royalty on the net sales of StriantTM in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty on the net sales above those levels. The royalty term is seven years. Royalty payments are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. Through June 30, 2005, the Company has received payments totaling approximately $584,000. The proceeds are reported in the statements of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. The same sales force also commercializes the women’s health products of Columbia under the Company’s July 2002 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The Company has continued to monitor the revenue growth of Columbia’s StriantTM product and Columbia’s women’s health products, which are subject to separate agreements with the Company, and the ability of Columbia to meet its minimum obligations under these agreements. Based upon the financial prospects of Columbia and the Company’s assessment of various potential outcomes it might realize under its agreements with Columbia, the Company recognized an impairment of $7.8 million in its commercial rights and royalties asset relating to the StriantTM product during the third quarter of 2004. In February 2005, Columbia announced a plan to reduce its sales force from 68 sales representatives to 28. The Company’s sales force was impacted by this reduction. The Company believes that the remaining carrying value associated with the accounts receivable and commercial rights assets related to the Columbia products continues to be recoverable.
In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company has the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.6 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company has the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.3 million) of which 2.2 million euros (approximately $2.7 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid a total of 10.2 million euros (approximately $12.3 million) as of June 30, 2005. The payments accounted for as intangible assets on the balance sheet were reported in the statements of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided all of the services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product for the six years of the distribution agreement. During the second quarter of 2005, the Company exercised the option within the agreement, which permits it to give the purchased product back to the large pharmaceutical customer under certain conditions. As a result and in connection with its normal quarter close process, the Company recorded an impairment of $3.0 million during the second quarter of 2005, which has been included in costs of revenues. The Company will continue the sale and distribution of the purchased product through December 31, 2005. The product

Quintiles Transnational Corp. and Subsidiaries
being sold under the distribution arrangement was not affected by this decision and will continue to be marketed under the existing terms through December 31, 2008.
In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and United States launch of a Phase III product (the “new product”), which is related to one of the customer’s currently marketed pharmaceutical products (the “existing product”). The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company, at agreed upon rates. The customer may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. During the second quarter of 2005, the Company amended the agreement to allow the customer to evenly split the development and commercialization services between the Company and third parties, at $45.0 million each. The agreement contains quarterly limits on the Company’s service obligations with a maximum of $10.0 million of services in any quarter. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services. In return for performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on United States net sales of the existing product and (2) beginning on the United States launch of the new product, a declining tiered royalty (beginning in the low teens) on United States net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. During the second quarter of 2005, the Company received a $20.0 million milestone payment from the customer due to the approval and launch of the new product in the United States. This cash receipt is reported in the statement of cash flows as an operating activity. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $35.0 million of services under this agreement through June 30, 2005. The Company has recorded revenues related to the royalty and milestone payment of $11.5 million for the six months ended June 30, 2005.
In September 2004, the Company entered into an agreement with Solvay Pharmaceuticals B.V. (“Solvay”) to provide clinical development services valued at $25.0 million for ten Solvay clinical Phase II projects, thereby sharing the costs and uncertainties of the outcomes for these projects. The agreement specifies project and annual spending limits. Spending beneath these limits may be carried over to one of the other ten projects or another year, but may not exceed the overall $25.0 million limit. The Company will expense the costs related to these projects as the expenses are incurred. Through June 30, 2005, the Company has provided services of $4.4 million in value of the $25.0 million committed. The costs related to the $4.4 million have been expensed as incurred. In return, the Company will receive a milestone payment from Solvay for each of the compounds reaching positive clinical proof-of-principle and moving into further development. The agreement terminates upon the final determination of the successful or unsuccessful completion of the ten projects.

Quintiles Transnational Corp. and Subsidiaries
In December 2004, the Company entered into an agreement with Cell Therapeutics, Inc. (“Cell Therapeutics”) involving Cell Therapeutics’ cancer therapy, TRISENOX® (arsenic trioxide). Under the agreement, the Company paid Cell Therapeutics $25.0 million in cash and will make available $5.0 million in services from the Company. The $25.0 million payment has been capitalized and reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The $25.0 million commercial rights and royalties asset will be amortized in proportion to the estimated revenues as a reduction of revenues over the service period. The Company’s service obligations will be expensed as incurred and are anticipated to occur during 2005, but may run longer depending on Cell Therapeutics’ actual use of services. In return, Cell Therapeutics will pay the Company royalties based on a percentage of net sales of TRISENOX® in the United States and certain European countries over a five-year period beginning January 1, 2006. The agreement also provides the Company with a security interest in Cell Therapeutics’ TRISENOX® assets related to Cell Therapeutics’ royalty payment obligations. The royalties are subject to minimum and maximum amounts of $53.0 million and $69.0 million, respectively, over the life of the agreement. Under certain termination events, including product divestiture by Cell Therapeutics, the minimum amounts due from Cell Therapeutics may be adjusted to ensure the Company maintains a certain internal rate of return. As of June 30, 2005, the Company has paid the $25.0 million cash element, and has provided $1.1 million of services under the $5.0 million services element. The Company has recognized revenues from this agreement, net of related amortization, of $2.2 million during the six months ended June 30, 2005. Subsequent to June 30, 2005, Cell Therapeutics sold the TRISENOX® assets to Cephalon. The sale of TRISENOX® triggered a termination event whereby the Company received a one-time payment of $39.4 million to release Cell Therapeutics from its royalty obligation to the Company.
In December 2004, the Company entered into a co-promotion agreement with Yamanouchi Pharma Limited (“Yamanouchi”) to support Yamanouchi in its commercialization efforts for Vesicare™ in the United Kingdom. Vesicare™, or solifenacin, is currently approved for the treatment of overactive bladder. Under the terms of the agreement, the Company will provide, at its expense, a £500,000 (approximately $944,000) marketing contribution and a sales force to supplement Yamanouchi’s sales force for three years. The Company’s sales force will promote Vesicare™ in its primary, or P1, position within sales calls. Yamanouchi and the Company are required to make a minimum number of sales calls each year. In the event the minimum number of sales calls is not achieved, the agreement specifies certain penalties are to be paid. The £500,000 payment made in 2005 has been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the three-year service period, which commenced in January 2005. The payment is reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The sales force costs are being expensed as incurred. In return for the P1 position for Vesicare™, Yamanouchi will pay the Company a royalty based on the net sales of Vesicare™ over six years. The Company has recorded revenues, net of amortization, related to the royalty of $209,000 for the six months ended June 30, 2005.
The Company has firm commitments under the arrangements described above to provide funding of approximately $808.6 million in exchange for various commercial rights. As of June 30, 2005, the Company has funded approximately $353.3 million of those commitments. Further, from time to time the Company may have additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments would not be included in the firm commitment

Quintiles Transnational Corp. and Subsidiaries
amounts. As of June 30, 2005, the Company had no amounts related to contingent commitments as the conditions related to these amounts previously reported have been satisfied and are now included in the table below.
Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	July 1, 2005
	through
	December 31,
	2005	2006	2007	2008	2009	Total
Service commitments	$66,916	$121,559	$108,899	$89,640	$68,307	$455,321

	$66,916	$121,559	$108,899	$89,640	$68,307	$455,321

4. Investments — Marketable Equity Securities
The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of June 30, 2005 is as follows (in thousands):

		Fair Market
	Cost Basis	Value
Total Marketable Equity Securities	$30,865	$33,014

In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other-than-temporary, the Company recognized losses due to the impairment of marketable equity securities of $449,000 and $10.2 million during the three months ended June 30, 2005 and 2004, respectively, and $1.3 million and $10.2 million during the six months ended June 30, 2005 and 2004, respectively.
5. Investments — Non-marketable Equity Securities and Loans
The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eight venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of June 30, 2005 is as follows (in thousands):

		Remaining Funding
Company	Cost Basis	Commitment
Venture capital funds	$34,773	$10,543
Equity investments (twelve companies)	12,853	2,158
Loans (three companies)	8,359	—

Total non-marketable equity securities and loans	$55,985	$12,701

Quintiles Transnational Corp. and Subsidiaries
Below is a table representing management’s best estimate as of June 30, 2005 of the amount and timing of the above remaining funding commitments (in thousands):

	2005	2006	Total
Venture capital funds	$4,100	$6,443	$10,543
Equity investments	2,158	—	2,158

Total remaining funding commitments	$6,258	$6,443	$12,701

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other than temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $51,000 of losses due to such impairments during the three months ended June 30, 2004 and $1.7 million and $205,000 during the six months ended June 30, 2005 and 2004, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that were deemed by management to be other-than-temporary. There were no such losses recognized during the three months ended June 30, 2005.
6. Derivatives
As of June 30, 2005, the Company had the following derivative positions: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) forward exchange contracts to hedge forecasted foreign currency cash flows related to service contracts. The Company does not use derivative financial instruments for speculative or trading purposes.
As of June 30, 2005, the Company had funded two convertible loans which have been fully reserved. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.
As of June 30, 2005, the Company had several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, exercise price, expected time to exercise the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. The Company recognized investment losses of $455,000 and $764,000 during the three and six months ended

Quintiles Transnational Corp. and Subsidiaries
June 30, 2005, respectively, and investment gains of $54,000 and $2.5 million during the three and six months ended June 30, 2004, respectively, related to changes in the fair values of the warrants. Additionally, the Company sold one of the derivative instruments during the six months ended June 30, 2005, resulting in total proceeds of $2.5 million and a realized gain of $930,000.
As of June 30, 2005, the Company had 27 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2005 and 2006. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during 2005 and the first four months of 2006, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instruments is recorded as unrealized holding gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as defined. As of June 30, 2005, the Company recorded gross unrealized losses of approximately $375,000. Upon expiration of the hedge instruments, the Company expects $267,000 and $108,000 recorded as unrealized holding losses on the derivative instruments included in the accumulated other comprehensive income component of shareholders’ equity to be reclassified into income during the last six months of 2005 and the first four months of 2006, respectively. The unrealized gains and losses are shown as an other current asset and other current liability, respectively, on the accompanying balance sheets.
7. Acquisition
In April 2005, the Company acquired Pharmascope BV Netherlands (“Pharmascope”) for a cash purchase price of approximately 1.8 million euros (approximately $2.3 million). Pharmascope provides clinical staff recruitment, customer-managed staff and training to pharmaceutical companies in the Netherlands. Under the purchase method of accounting, results of Pharmascope are included in the Company’s results of operations as of the acquisition date and the assets and liabilities of Pharmascope were recorded at their respective fair values. No goodwill was recorded in connection with the Pharmascope acquisition. The former shareholders of Pharmascope may receive deferred cash consideration of up to 500,000 euros (approximately $603,000) during 2006 if certain operating income targets are met during 2005, which may result in the recording of goodwill. The acquisition did not have a material impact on the Company’s financial position or results of operations.

Quintiles Transnational Corp. and Subsidiaries
8. Goodwill and Identifiable Intangible Assets
The Company has approximately $244.9 million of identifiable intangible assets, of which approximately $109.7 million related to the Company’s trademarks and trade names is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with definite-lived identifiable intangible assets was $19.0 million and $19.1 million for the three months ended June 30, 2005 and 2004, respectively, and $34.7 million and $38.5 million for the six months ended June 30, 2005 and 2004, respectively.
The following is a summary of identifiable intangible assets (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$125,148	$65,511	$59,637	$125,802	$46,847	$78,955
Trademarks, trade names and other	175,885	23,827	152,058	169,496	18,967	150,529
Software and related assets	70,095	36,898	33,197	73,051	28,078	44,973

Total identifiable intangible assets	$371,128	$126,236	$244,892	$368,349	$93,892	$274,457

The following is a summary of goodwill by segment for the six months ended June 30, 2005 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated
Balance as of December 31, 2004	$70,943	$43,657	$1,413	$116,013
Impact of foreign currency fluctuations	(978)	(34)	—	(1,012)

Balance as of June 30, 2005	$69,965	$43,623	$1,413	$115,001

9. Investment Revenues
The following table is a summary of investment revenues (in thousands):

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2005	2004	2005	2004
Marketable equity and derivative securities:
Gross realized gains	$—	$2,533	$1,194	$7,389
Gross realized losses	(455)	(340)	(1,043)	(822)
Impairment losses	(449)	(10,157)	(1,322)	(10,157)
Non-marketable equity securities and loans:
Gross realized gains	21	—	21	—
Impairment losses	—	(51)	(1,691)	(205)

Total investment revenues	$(883)	$(8,015)	$(2,841)	$(3,795)

Quintiles Transnational Corp. and Subsidiaries
10. Credit Arrangements
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
The following is a summary of the credit facilities available to the Company at June 30, 2005:

Facility	Interest Rates
$75.0 million	Either at LIBOR (3.49% at June 30, 2005) plus 2.50% or ABR (6.25% at June 30, 2005) plus 1.50%

£1.5 million (approximately $2.7 million) general banking facility with a United Kingdom bank used for the issuance of guarantees	1% per annum for each guarantee issued
The Company did not have any outstanding balances on these credit facilities at June 30, 2005.
Long-term debt consists of the following (in thousands):

	As of	As of
	June 30, 2005	December 31, 2004
10% Senior Subordinated Notes due 2013	$450,000	$450,000
Senior Term B Loan (Either at LIBOR (3.49% at June 30, 2005) plus 1.75% or ABR (6.25% at June 30, 2005) plus 0.75%)	154,575	306,125
Missouri tax incentive bonds due October 2009 (6.7% annual interest rate)	2,977	3,256
Other notes payable	3,004	4,160

	610,556	763,541
Capital leases	28,027	31,340

Total credit arrangements	$638,583	$794,881

Quintiles Transnational Corp. and Subsidiaries
Maturities of long-term debt excluding capital leases at June 30, 2005 are as follows (in thousands):

July 1, 2005 through December 31, 2005	$2,636
2006	5,005
2007	4,173
2008	3,902
2009	144,576
2010	117
Thereafter	450,147

$610,556

The estimated fair value of the long-term debt excluding capital leases was $654.5 million and $822.1 million at June 30, 2005 and December 31, 2004, respectively.
11. Commitments
In May 2005, the Company provided notice that it will terminate its service agreement with a third party vendor to provide information technology infrastructure services at certain sites in the United States and Europe. The termination will be effective in November 2005, and the Company expects to pay termination penalties, primarily during the fourth quarter of 2005. These costs have been expensed and accrued as of June 30, 2005.
12. Restructuring
In March 2005, the Company’s Board of Directors approved the third phase of a new initiative to review aspects of the Company’s current operating and future strategic directions regarding corporate initiatives, including utilization of shared services and strategic sourcing alternatives. The Company expects that certain costs will be incurred in both its Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. The Company expects to incur over the last half of 2005 and the first half of 2006 aggregate restructuring charges of approximately $8.7 million. The $8.7 million of estimated restructuring charges include employee termination benefits of approximately $8.4 million and exit costs of approximately $300,000. The Company has targeted substantial completion of the cash expenditures relating to the third phase for the first half of 2006. Positions in the Company’s Product Development and Commercial Services Groups have been eliminated. As of June 30, 2005, 107 individuals had been notified with 98 positions eliminated.
In January 2005, the Company’s Board of Directors approved the second phase of this review. The Company expects to incur over the last half of 2005 and the first half of 2006 additional aggregate restructuring charges of approximately $3.9 million. The estimated restructuring charges include termination benefits of $1.0 million and exit costs of $2.9 million. Positions in the Company’s Product Development and Commercial Services Groups have been eliminated. As of June 30, 2005, 207 individuals had been notified with 175 positions eliminated.
In November 2004, the Company’s Board of Directors approved the first phase of this review. The Company expects to incur during the remainder of 2005 additional aggregate restructuring charges of approximately $300,000 for termination benefits. Although positions were eliminated in the Commercial Services Group, most of the eliminated positions were in the Product Development Group. As of June 30, 2005, 214 individuals had been notified with 207 positions eliminated.

Quintiles Transnational Corp. and Subsidiaries
As part of the Company’s evaluation of the contingencies in the September 2003 acquisition of all of the Company’s outstanding stock by Pharma Services (the “Pharma Services Transaction”), the Company reviewed the restructuring accruals. This review resulted in a total decrease of $1.8 million which was recorded during 2004. This decrease consisted of $1.6 million and $11,000 of severance payments for restructuring plans in 2003 and 2000, respectively, and a decrease of $34,000, $105,000, $72,000 and $2,000 of exit-related costs for restructuring plans in 2003, 2002, 2001 and 2000, respectively. The accrual adjustments were recorded as a decrease in goodwill recorded in the Pharma Services Transaction as part of the purchase price adjustment.
In connection with the Pharma Services Transaction, the Company adopted a restructuring plan. As part of this plan, approximately 211 positions were to be eliminated mostly in Europe and the United States. The number of positions to be eliminated was reduced to approximately 130 as a result of (1) an increase in voluntary terminations and (2) affected individuals transferring into other positions within the Company. As of June 30, 2005, 108 individuals had been terminated. Delays in certain of the Company’s systems implementation in Europe have caused the terminations to extend beyond one year.
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
Also during the second quarter of 2002, the Company recognized $9.1 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to certain abandoned leased facilities. In addition, the adopted follow-on restructuring plan consisted of $4.3 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 99 positions were to be eliminated mostly in the Europe region. All of the individuals who were to be terminated under this plan were terminated as of December 31, 2004.

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
As of June 30, 2005, the following amounts were recorded for the restructuring plans discussed above (in thousands):

		Severance and related costs			Exit costs
	Balance at			Foreign			Foreign	Balance at
	December 31,			Currency			Currency	June 30,
	2004	Accrual	Payments	Translation	Accrual	Payments	Translation	2005
2005 Plans	$—	$9,145	$(6,967)	$(90)	$9,343	$(2,384)	$(114)	$8,933
2004 Plans	5,225	918	(5,351)	(102)	273	(107)	(15)	841
2003 Plans	826	—	(319)	—	—	—	—	507
2002 Plans	7	—	—	—	—	(2)	—	5
2001 Plans	4,556	—	—	—	—	(559)	—	3,997
2000 Plans	32	—	—	—	—	(23)	—	9

	$10,646	$10,063	$(12,637)	$(192)	$9,616	$(3,075)	$(129)	$14,292

Quintiles Transnational Corp. and Subsidiaries
13. Impairments
As part of the Company’s normal closing process for the second quarter of 2005, the Company determined the assets of its Early Development and Packaging business (“EDP Business”) were impaired in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for assets held and used. The EDP Business is comprised of the Company’s Pre-Clinical, Pharmaceutical Sciences and Clinical Trials Supplies businesses, all of which are part of the Company’s Early Development and Laboratory Services (“EDLS”) line of business in the Product Development Group. The determination of the impairment occurred as of June 30, 2005 due to the increased probability of selling the assets of the EDP Business prior to the end of the assets’ estimated useful lives. As a result, the Company recognized a $65.8 million impairment on the EDP long-lived assets during the second quarter of 2005. As a result of the July 2005 determination to sell the EDP Business, which is discussed further in Note 20, the Company expects to recognize an additional pre-tax impairment on the assets of the EDP Business during the third quarter of 2005 in accordance with the provisions of SFAS No. 144 for assets held for sale, which requires the assets to be written down to estimated fair value less costs to sell. The Company estimates the additional pre-tax impairment on the assets of the EDP Business, including the allocated portion of goodwill attributable to the EDP Business, will range from $10 million to $20 million and includes estimated cash expenditures to sell the EDP Business ranging between $8 million and $12 million.
In June 2005, the Company abandoned certain internally developed software of its Clinical Development Services business, a component of the Company’s Product Development Group. The decision to abandon was based on an in-depth review of the operating capacity of the assets, which was completed as part of the Company’s normal quarter close process The Company recorded an impairment of $5.9 million in conjunction with the abandonment of the assets under the provisions of SFAS No. 144.
During the three and six months ended June 30, 2005, the Company recognized impairments of $286,000 and $720,000, respectively, in connection with its initiative to review aspects of the Company’s current operating and future strategic directions regarding corporate initiatives.
The $3.0 million impairment related to the Company’s agreement with a large pharmaceutical customer discussed further in Note 3 and included in costs of revenues is not included in impairment charges.

Quintiles Transnational Corp. and Subsidiaries
14. Income Taxes
The Company recognized an overall income tax benefit of $23.0 million and income tax expense of $14.1 million for the second quarter of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company recognized an overall income tax benefit of $56.0 million and an income tax expense of $13.4 million, respectively. In the first quarter of 2005, the Company’s chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, which has since been ratified by the Company’s Board of Directors, in extraordinary dividends as defined in the American Jobs Creation Act of 2004 (“Jobs Act”) from certain countries. The Company has estimated that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. The Company’s overall income tax benefit in the six months ended June 30, 2005 was positively impacted by a $31.5 million income tax benefit recognized related to the $98.8 million of pre-2005 earnings and profits. The $31.5 million income tax benefit resulted from the lower United States income tax rate of approximately 5.25% applicable to the repatriation of pre-2005 foreign earnings. United States income tax was provided in previous years on foreign earnings at 38.5% because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore, in addition to the local income tax, deferred income tax liabilities for United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.
The income tax benefit for the three and six months ended June 30, 2005 included approximately $24.4 million and $24.5 million, respectively, of deferred income tax benefit related to the impairments. For a further discussion on the impairments, see Note 13. As in the first quarter of 2005, the Company has calculated its June 30, 2005 quarterly and year to date income tax benefit pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods (An Interpretation of APB Opinion No. 28),” using actual year to date income (loss). The Company believes this approach more accurately represents the interim income tax position than the projected effective tax rate approach. This approach using actual year to date income (loss) is generally considered to result in a more reliable estimate of the interim income tax expense (benefit) when, such as is the Company’s case this year, a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on the Company’s foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. Excluding the $31.5 million income tax benefit, the Company’s year to date effective income tax rate is 31.3% which includes incremental United States income tax expense of approximately $726,000 on year to date 2005 foreign earnings of approximately $11.0 million from the countries from which the Company decided to repatriate the earnings under the Jobs Act. These earnings were taxed at approximately 5.25% rather than 38.5%. The 5.25% income tax rate is only available for the qualified dividends being repatriated from the identified countries from which the Company decided to repatriate the funds. During the remainder of 2005, the remaining $7.7 million of estimated 2005 foreign earnings being repatriated, of the $18.7 million mentioned above, will also be taxed for United States income tax purposes at approximately 5.25%, plus foreign withholding taxes, if any, as opposed to 38.5%, similar to the $11.0 million for the first six months of 2005.

Quintiles Transnational Corp. and Subsidiaries
For all other foreign earnings, incremental United States income tax and foreign withholding taxes will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because the Company has not currently adopted another dividend reinvestment plan for those earnings. Since June 30, 2005, the Company has continued to assess whether additional dividends may be remitted under the Jobs Act by year end. The Company is considering repatriating up to an additional $85 million in extraordinary dividends, as defined in the Jobs Act, and accordingly, could recognize an additional income tax benefit within a range of $0 up to $27 million depending on its ultimate decision and the profitability of its operations in the countries from which the earnings are repatriated. As a result, any future decisions to remit additional earnings under the Jobs Act could have a significant impact on its effective income tax rate. Additionally, since the Company conducts operations on a global basis, shifts in income between taxing jurisdictions may also cause its effective income tax rate to vary from period to period.
15. Comprehensive Income
The following table represents the Company’s comprehensive loss (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss	$(44,163)	$(10,128)	$(24,819)	$(25,835)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities arising during the period, net of income taxes of $1.9 million and ($1.6) million for the three months ended June 30, 2005 and 2004, respectively, and ($347,000) and ($235,000) for the six months ended June 30, 2005 and 2004, respectively	3,534	(2,898)	(726)	(515)
Unrealized (losses) gains on derivative instruments, net of income taxes of ($17,000) and $523,000 for the three months ended June 30, 2005 and 2004, respectively, and ($88,000) and $378,000 for the six months ended June 30, 2005 and 2004, respectively	(133)	972	(329)	703
Reclassification adjustment for gains (losses), net of income taxes of $1.8 million for the three months ended June 30, 2004, and ($9,000) and $1.1 million for the six months ended June 30, 2005 and 2004, respectively, included in net income (loss)	—	3,434	(16)	2,001
Foreign currency adjustment	(10,203)	463	(24,017)	(1,755)
Other comprehensive income (loss) to non-controlling interest	272	(42)	768	(49)

Comprehensive loss	$(50,693)	$(8,199)	$(49,139)	$(25,450)

Quintiles Transnational Corp. and Subsidiaries
16. Segments
The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the Product Development Group, the Commercial Services Group, and the PharmaBio Development Group. Management has distinguished these segments based on the normal operations of the Company. The Product Development Group is primarily responsible for all phases of clinical research and outcomes research consulting. The Commercial Services Group is primarily responsible for sales force deployment and strategic marketing services. The PharmaBio Development Group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. The three and six months ended June 30, 2004 reflect the Bioglan business as a discontinued operation. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense as indicated below. The Company does not include selling, general and administrative expenses, depreciation and amortization (except amortization of commercial rights), interest (income) expense, restructuring, impairments, other (income) expense and income tax expense (benefit) in determining segment profitability. When the Company enters into strategic agreements whereby its Commercial Services or Product Development Groups provide services to customers, service revenues are presented based upon market rates and are eliminated in consolidation. Intersegment revenues have been eliminated (in thousands):
Three months ended June 30, 2005

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated
Service revenues:
External	$330,204	$169,668	$—	$—	$499,872
Intersegment	1,721	23,612	—	(25,333)	—

Total net services	331,925	193,280	—	(25,333)	499,872

Commercial rights and royalties	—	—	38,458	—	38,458

Investment	—	—	(883)	—	(883)

Total net revenues	331,925	193,280	37,575	(25,333)	537,447
Reimbursed service costs	114,149	17,980	—	(831)	131,298

Gross revenues	$446,074	$211,260	$37,575	$(26,164)	$668,745

Contribution	$164,757	$78,158	$(13,954)	$—	$228,961

Quintiles Transnational Corp. and Subsidiaries
Three months ended June 30, 2004

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated
Service revenues:
External	$268,363	$150,263	$—	$—	$418,626
Intersegment	—	8,596	—	(8,596)	—

Total net services	268,363	158,859	—	(8,596)	418,626

Commercial rights and royalties	—	—	15,155	—	15,155

Investment	—	—	(8,015)	—	(8,015)

Total net revenues	268,363	158,859	7,140	(8,596)	425,766
Reimbursed service costs	67,863	14,488	—	(45)	82,306

Gross revenues	$336,226	$173,347	$7,140	$(8,641)	$508,072

Contribution	$128,353	$61,310	$(21,497)	$—	$168,166

Six months ended June 30, 2005

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated
Service revenues:
External	$639,065	$328,877	$—	$—	$967,942
Intersegment	3,138	48,506	—	(51,644)	—

Total net services	642,203	377,383	—	(51,644)	967,942

Commercial rights and royalties	—	—	64,702	—	64,702

Investment	—	—	(2,841)	—	(2,841)

Total net revenues	642,203	377,383	61,861	(51,644)	1,029,803
Reimbursed service costs	210,704	32,438	—	(1,159)	241,983

Gross revenues	$852,907	$409,821	$61,861	$(52,803)	$1,271,786

Contribution	$314,403	$145,758	$(36,043)	$—	$424,118

Six months ended June 30, 2004

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated
Service revenues:
External	$531,047	$290,967	$—	$—	$822,014
Intersegment	—	14,879	—	(14,879)	—

Total net services	531,047	305,846	—	(14,879)	822,014

Commercial rights and royalties	—	—	30,741	—	30,741

Investment	—	—	(3,795)	—	(3,795)

Total net revenues	531,047	305,846	26,946	(14,879)	848,960
Reimbursed service costs	135,724	29,415	—	(374)	164,765

Gross revenues	$666,771	$335,261	$26,946	$(15,253)	$1,013,725

Contribution	$256,415	$115,865	$(22,156)	$—	$350,124

Quintiles Transnational Corp. and Subsidiaries

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Depreciation and amortization expense:
Product Development	$20,405	$21,182	$40,476	$42,772
Commercial Services	7,611	7,823	15,144	16,007
PharmaBio Development (included in contribution)	3,556	1,015	4,233	1,819
Corporate	1,173	3,151	2,318	6,284

Total depreciation and amortization expense	$32,745	$33,171	$62,171	$66,882

Quintiles Transnational Corp. and Subsidiaries
17. Guarantor Financial Information
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
The following are condensed consolidating statements of operations of the Company for the three and six months ended June 30, 2005 and 2004 (in thousands):
Three months ended June 30, 2005

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Net revenues	$—	$194,273	$347,470	$(4,296)	$537,447
Add reimbursed service costs	—	61,532	69,766	—	131,298

Gross revenues	—	255,805	417,236	(4,296)	668,745

Costs, expenses and other:
Costs of revenues	3,097	199,005	270,675	(3,804)	468,973
Selling, general and administrative	22,470	43,555	102,426	(492)	167,959
Interest (income) expense, net	13,158	(7,070)	6,087	—	12,175
Other (income) expense, net	(15,008)	12,842	4,930	—	2,764
Restructuring	258	6,574	3,844	—	10,676
Impairments	—	58,813	13,220	—	72,033

	23,975	313,719	401,182	(4,296)	734,580

(Loss) income before income taxes	(23,975)	(57,914)	16,054	—	(65,835)
Income tax (benefit) expense	(8,218)	(20,029)	5,251	—	(22,996)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(15,757)	(37,885)	10,803	—	(42,839)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(329)	(229)	(766)	(1,324)
Subsidiary (loss) income	(28,406)	(9,334)	(353)	38,093	—

Net (loss) income	$(44,163)	$(47,548)	$10,221	$37,327	$(44,163)

Quintiles Transnational Corp. and Subsidiaries
Three months ended June 30, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Net revenues	$37	$146,496	$279,846	$(613)	$425,766
Add reimbursed service costs	—	37,872	44,434	—	82,306

Gross revenues	37	184,368	324,280	(613)	508,072

Costs, expenses and other:
Costs of revenues	4,739	152,548	214,775	—	372,062
Selling, general and administrative	17,371	48,426	93,843	(613)	159,027
Interest (income) expense, net	15,477	(6,568)	5,667	—	14,576
Other (income) expense, net	(15,568)	12,749	3,137	—	318
Gain on sale of portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Impairments	—	881	—	—	881
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	(12,699)	208,036	317,422	(613)	512,146

Income (loss) before income taxes	12,736	(23,668)	6,858	—	(4,074)
Income tax expense (benefit)	17,530	(7,613)	4,216	—	14,133

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(4,794)	(16,055)	2,642	—	(18,207)
Minority interests and equity in earnings (losses) of unconsolidated affiliates	—	45	(246)	—	(201)
Subsidiary (loss) income	(5,334)	(1,988)	861	6,461	—

(Loss) income from continuing operations	(10,128)	(17,998)	3,257	6,461	(18,408)

Income from discontinued operation	—	526	7,754	—	8,280

Net (loss) income	$(10,128)	$(17,472)	$11,011	$6,461	$(10,128)

Quintiles Transnational Corp. and Subsidiaries
Six months ended June 30, 2005

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Net revenues	$—	$364,740	$669,631	$(4,568)	$1,029,803
Add reimbursed service costs	—	111,258	130,725	—	241,983

Gross revenues	—	475,998	800,356	(4,568)	1,271,786

Costs, expenses and other:
Costs of revenues	6,292	378,705	524,413	(3,804)	905,606
Selling, general and administrative	37,594	84,668	200,939	(764)	322,437
Interest (income) expense, net	32,882	(15,025)	11,757	—	29,614
Other (income) expense, net	(28,258)	23,792	7,354	—	2,888
Restructuring	352	8,988	10,339	—	19,679
Impairments and transaction	(2,666)	58,877	13,590	—	69,801

	46,196	540,005	768,392	(4,568)	1,350,025

(Loss) income before income taxes	(46,196)	(64,007)	31,964	—	(78,239)
Income tax (benefit) expense	(43,727)	(25,758)	13,469	—	(56,016)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(2,469)	(38,249)	18,495	—	(22,223)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(528)	(430)	(1,638)	(2,596)
Subsidiary (loss) income	(22,350)	(15,293)	(743)	38,386	—

Net (loss) income	$(24,819)	$(54,070)	$17,322	$36,748	$(24,819)

Quintiles Transnational Corp. and Subsidiaries
Six months ended June 30, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Net revenues	$(15)	$292,348	$557,240	$(613)	$848,960
Add reimbursed service costs	—	77,837	86,928	—	164,765

Gross revenues	(15)	370,185	644,168	(613)	1,013,725

Costs, expenses and other:
Costs of revenues	10,609	292,304	425,751	—	728,664
Selling, general and administrative	36,467	89,327	189,507	(613)	314,688
Interest (income) expense, net	31,066	(13,355)	11,484	—	29,195
Other (income) expense, net	(35,032)	24,802	7,357	—	(2,873)
Impairments	—	881	—	—	881
Gain on sale of portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	8,392	393,959	634,099	(613)	1,035,837

(Loss) income before income taxes	(8,407)	(23,774)	10,069	—	(22,112)
Income tax expense (benefit)	14,784	(10,976)	9,600	—	13,408

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(23,191)	(12,798)	469	—	(35,520)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(23)	(433)	—	(456)
Subsidiary (loss) income	(2,644)	(11,413)	1,658	12,399	—

(Loss) income from continuing operations	(25,835)	(24,234)	1,694	12,399	(35,976)

Income from discontinued operation	—	945	9,196	—	10,141

Net (loss) income	$(25,835)	$(23,289)	$10,890	$12,399	$(25,835)

The following are condensed consolidating balance sheets of the Company as of June 30, 2005 and December 31, 2004 (in thousands):

Quintiles Transnational Corp. and Subsidiaries
As of June 30, 2005

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$8,357	$43,777	$246,124	$—	$298,258
Trade accounts receivable and unbilled services, net	—	149,357	198,995	—	348,352
Other current assets	8,072	19,519	55,852	—	83,443

Total current assets	16,429	212,653	500,971	—	730,053

Property and equipment, net	1,276	62,840	145,511	—	209,627

Intangibles and other assets:
Investments	24,779	376,440	2,123	—	403,342
Goodwill and other identifiable intangibles, net	1,404	155,386	203,103	—	359,893
Deposits and other assets	18,194	31,587	19,920	—	69,701
Investments in subsidiaries	1,491,817	(235,761)	75,937	(1,331,993)	—

Total intangibles and other assets	1,536,194	327,652	301,083	(1,331,993)	832,936

Total assets	$1,553,899	$603,145	$947,565	$(1,331,993)	$1,772,616

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,097	$76,627	$216,552	$—	$319,276
Credit arrangements	3,100	677	15,546	—	19,323
Unearned income	—	68,516	134,044	—	202,560
Other current liabilities	38,234	(20,273)	(3,665)	—	14,296

Total current liabilities	67,431	125,547	362,477	—	555,455

Long-term liabilities:
Credit arrangements, less current portion	601,475	2,596	15,189	—	619,260
Minority interest	—	—	26,225	11,715	37,940
Other liabilities	18,908	(6,448)	28,230	—	40,690
Net intercompany payables	346,814	(853,586)	506,772	—	—

Total long-term liabilities	967,197	(857,438)	576,416	11,715	697,890

Total liabilities	1,034,628	(731,891)	938,893	11,715	1,253,345

Total shareholders’ equity	519,271	1,335,036	8,672	(1,343,708)	519,271

Total liabilities and shareholders’ equity	$1,553,899	$603,145	$947,565	$(1,331,993)	$1,772,616

Quintiles Transnational Corp. and Subsidiaries
As of December 31, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$17,581	$155,142	$362,957	$—	$535,680
Trade accounts receivable and unbilled services, net	—	122,567	177,840	—	300,407
Other current assets	10,688	19,160	49,399	—	79,247

Total current assets	28,269	296,869	590,196	—	915,334

Property and equipment, net	1,680	115,776	173,689	—	291,145

Intangibles and other assets:
Investments	22,219	375,121	1,274	—	398,614
Goodwill and other identifiable intangibles, net	2,980	174,383	213,107	—	390,470
Deposits and other assets	24,200	11,022	17,177	—	52,399
Investments in subsidiaries	1,654,469	(247,132)	75,217	(1,482,554)	—

Total intangibles and other assets	1,703,868	313,394	306,775	(1,482,554)	841,483

Total assets	$1,733,817	$726,039	$1,070,660	$(1,482,554)	$2,047,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,834	$96,508	$218,325	$—	$347,667
Credit arrangements	3,100	669	16,550	—	20,319
Unearned income	—	73,036	126,414	—	199,450
Other current liabilities	32,768	6,243	(6,664)	—	32,347

Total current liabilities	68,702	176,456	354,625	—	599,783

Long-term liabilities:
Credit arrangements, less current portion	753,024	2,932	18,606	—	774,562
Minority interest	—	—	27,705	10,845	38,550
Other liabilities	61,535	(23,706)	29,147	—	66,976
Net intercompany payables	282,465	(818,801)	536,336	—	—

Total long-term liabilities	1,097,024	(839,575)	611,794	10,845	880,088

Total liabilities	1,165,726	(663,119)	966,419	10,845	1,479,871

Total shareholders’ equity	568,091	1,389,158	104,241	(1,493,399)	568,091

Total liabilities and shareholders’ equity	$1,733,817	$726,039	$1,070,660	$(1,482,554)	$2,047,962

Quintiles Transnational Corp. and Subsidiaries
     The following are condensed consolidating statements of cash flows of the Company for the six months ended June 30, 2005 and 2004 (in thousands):
Six months ended June 30, 2005

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities
Net (loss) income	$(24,819)	$(54,070)	$17,322	$36,748	$(24,819)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,268	28,577	31,327	—	62,172
Amortization of debt issuance costs	4,931	76	—	—	5,007
Amortization of commercial rights and royalties assets	—	10,922	—	—	10,922
Restructuring charge (payments) accrual, net	82	4,040	(150)	—	3,972
Impairment of long-lived assets	—	58,877	13,590	—	72,467
Loss from sales and impairments of investments, net	—	2,841	—	—	2,841
Loss on disposals of property and equipment, net	—	206	313	—	519
(Benefit from) provision for deferred income tax expense	(38,916)	(987)	2	—	(39,901)
Change in accounts receivable, unbilled services and unearned income	3,214	(30,811)	(25,436)	—	(53,033)
Change in other operating assets and liabilities	(19,133)	(24,636)	8,427	1,638	(33,704)
Investment in subsidiaries and intercompany	222,839	(65,981)	(118,472)	(38,386)	—
Other	320	528	(79)	—	769

Net cash provided by (used in) operating activities	150,786	(70,418)	(73,156)	—	7,212

Investing activities
Acquisition of property and equipment	(309)	(13,104)	(12,567)	—	(25,980)
Payment of transaction costs in Transaction	(2,849)	—	—	—	(2,849)
Acquisition of businesses, net of cash acquired	—	—	(3,073)	—	(3,073)
Acquisition of commercial rights and royalties	—	(20,944)	—	—	(20,944)
Proceeds from disposition of property and equipment	50	648	2,923	—	3,621
Proceeds from (purchases of) debt securities, net	(1,077)	280	65	—	(732)
Purchases of equity securities and other investments	(700)	(10,370)	(1,134)	—	(12,204)
Proceeds from sale of equity securities and other investments	39	2,875	87	—	3,001
Other	—	—	(141)	—	(141)

Net cash used in investing activities	(4,846)	(40,615)	(13,840)	—	(59,301)

Financing activities
Principal payments on credit arrangements, net	(154,342)	(328)	(8,956)	—	(163,626)
Intercompany with parent companies	(822)	—	—	—	(822)

Net cash used in financing activities	(155,164)	(328)	(8,956)	—	(164,448)

Effect of foreign currency exchange rate changes on cash	—	(4)	(20,881)	—	(20,885)

Decrease in cash and cash equivalents	(9,224)	(111,365)	(116,833)	—	(237,422)
Cash and cash equivalents at beginning of period	17,581	155,142	362,957	—	535,680

Cash and cash equivalents at end of period	$8,357	$43,777	$246,124	$—	$298,258

Quintiles Transnational Corp. and Subsidiaries
Six months ended June 30, 2004

	Quintiles		Subsidiary
	Transnational	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Total
Operating activities
Net (loss) income	$(25,835)	$(23,289)	$10,890	$12,399	$(25,835)
Income from discontinued operation	—	(945)	(9,196)	—	(10,141)

(Loss) income from continuing operations	(25,835)	(24,234)	1,694	12,399	(35,976)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	6,074	31,006	29,802	—	66,882
Amortization of debt issuance costs	1,636	25	—	—	1,661
Amortization of commercial rights and royalties assets	—	4,317	—	—	4,317
Restructuring charge (payments) accrual, net	(8)	(1,769)	(1,467)	—	(3,244)
Impairment of long-lived assets	—	881	—	—	881
Loss from sales and impairments of investments, net	2,962	467	366	—	3,795
Loss (gain) on disposals of property and equipment, net	—	463	(9)	—	454
Gain from sale of certain assets	(4,660)	—	(454)	—	(5,114)
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)
Provision for (benefit from) deferred income tax expense	5,325	(1,096)	1,041	—	5,270
Change in accounts receivable, unbilled services and unearned income	651	(56,284)	(7,764)	—	(63,397)
Change in other operating assets and liabilities	2,829	(4,537)	(9,796)	—	(11,504)
Investment in subsidiaries and intercompany	60,300	(70,052)	22,151	(12,399)	—
Other	—	—	—	—	—)

Net cash provided by (used in) operating activities	14,556	(120,813)	35,564	—	(70,693)

Investing activities
Acquisition of property and equipment	(221)	(9,204)	(15,158)	—	(24,583)
Payment of transaction costs in Transaction	(7,039)	—	—	—	(7,039)
Acquisition of businesses, net of cash acquired	—	—	(252)	—	(252)
Acquisition of commercial rights and royalties	—	(3,000)	—	—	(3,000)
Proceeds from sale of certain assets	—	—	9,068	—	9,068
Proceeds from sale of a portion of an investment in a subsidiary	35,976	—	—	—	35,976
Proceeds from disposition of property and equipment	258	980	2,257	—	3,495
Proceeds from (purchases of) debt securities, net	(669)	262	—	—	(407)
Purchases of equity securities and other investments	(332)	(7,403)	(1)	—	(7,736)
Proceeds from sale of equity securities and other investments	—	27,930	—	—	27,930
Other	250	—	—	—	250

Net cash provided by (used in) investing activities	28,223	9,565	(4,086)	—	33,702

Financing activities
Principal payments on credit arrangements, net	(1,774)	(420)	(7,238)	—	(9,432)
Dividend from discontinued operation	7,929	—	—	—	7,929
Intercompany with parent companies	(707)	—	—	—	(707)
Proceeds from change in interest transaction	—	—	41,773	—	41,773

Net cash provided by (used in) financing activities	5,448	(420)	34,535	—	39,563

Effect of foreign currency exchange rate changes on cash	—	3	(929)	—	(926)

Increase (decrease) in cash and cash equivalents	48,227	(111,665)	65,084	—	1,646
Cash and cash equivalents at beginning of period	(7,138)	188,430	192,330	—	373,622

Cash and cash equivalents at end of period	$41,089	$76,765	$257,414	$—	$375,268

Quintiles Transnational Corp. and Subsidiaries
18. Contingencies
On January 22, 2002, Federal Insurance Company (“Federal”) and Chubb Custom Insurance Company (“Chubb”) filed suit against the Company, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of the Company’s subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, the Company’s primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, the Company’s excess liability carrier for coverage years 2000-2001 and 2001-2002, sought to rescind the policies issued to the Company based on an alleged misrepresentation by the Company on the policy application. Alternatively, Chubb and Federal sought declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against the Company and its subsidiaries in a class action lawsuit that was settled during 2004 involving an Alzheimer’s study and, if one or more of such claims is determined to be covered, Chubb and Federal requested an allocation of the defense costs between the claims they contended were covered and non-covered claims. The Company filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, the Company amended its pleadings to add AON Risk Services (“AON”) as a counterclaim defendant, as an alternative to its position that Federal and Chubb are liable under the policies. In order to preserve its rights, on March 27, 2003, the Company also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. The Company signed a settlement agreement with Federal and Chubb, which did not result in the Company making any payments. The case between the Company and Federal and Chubb was dismissed on December 30, 2004. The Company also signed a settlement agreement with AON, which did not result in the Company making any payments. The case between the Company and AON was dismissed on March 29, 2005.
On June 13, 2003, ENVOY Corporation (“ENVOY”) and Federal filed suit against the Company in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached a settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). The plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD Corporation (“WebMD”), ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. The Company believes that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.

Quintiles Transnational Corp. and Subsidiaries
On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited (“Novex”), a subsidiary of the Company. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $103.3 million). On December 17, 2004, Novex filed an answer and counter-claim asserting breach of contract. On April 13, 2005, the parties agreed to a settlement and the Company subsequently made a payment to ML, which did not have a material adverse effect on the Company’s financial condition.
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

Quintiles Transnational Corp. and Subsidiaries
19. Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51,” which requires the assets, liabilities and results of operations of variable interest entities (“VIEs”) to be consolidated into the financial statements of the company that has a controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective dates of implementation for certain entities. The Company adopted these provisions of FIN 46R, as required, on January 1, 2005. The Company evaluated its PharmaBio Development investments and relationships, joint ventures, as well as certain interests and/or transactions that it maintains with entities owned by various related parties in accordance with the provisions in FIN 46R and related FASB staff positions. The Company determined that it was not appropriate to consolidate these entities into the Company’s financial statements. Therefore, the adoption of FIN 46R did not have a material effect on the Company’s financial position or results of operations.
In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company accounts for its share-based payment transactions with employees in accordance with the provisions of SFAS No. 123. The Company is evaluating the impact that the adoption of SFAS No. 123(R) on January 1, 2006, will have on its financial condition and results of operations.
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial condition or results of operations due to its limited use of nonmonetary exchanges.

Quintiles Transnational Corp. and Subsidiaries
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, “Accounting Changes,” for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company will adopt SFAS No. 154 on January 1, 2006, as required. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition or results of operations.
During June 2005, FASB issued Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put or Call Option,” and No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” Both of these DIG Issues are effective for quarters beginning after December 31, 2005. The Company is evaluating the impact that the adoption of these DIG Issues will have on its financial condition and results of operations.

Quintiles Transnational Corp. and Subsidiaries
20. Subsequent Event
In July 2005, a duly authorized committee of the Company’s Board of Directors authorized management to proceed with the disposition of the EDP Business including the Company’s Pre-Clinical, Pharmaceutical Sciences and Clinical Trials Supplies businesses. The Company will retain the other businesses in the EDLS line of business, including Phase I and Central Laboratory Services. The Company also retains certain liabilities, including responsibility for funding and payments under the existing Quintiles Scotland Pension Plan, an obligation of the Company’s United Kingdom subsidiary, Quintiles Limited. Following closing, the Company will make a payment of up to £2.5 million (approximately $4.5 million) towards the funding of the pension plan. Also in July 2005, the Company and certain of its subsidiaries entered into a Purchase Agreement with Aptuit, Inc. (“Aptuit”) under which Aptuit has agreed to acquire the EDP Business for approximately $125.0 million. In consideration for the sale of the EDP Business, Aptuit will make an initial cash payment of $125.0 million to the Company, subject to a post-closing working capital adjustment, and will assume certain liabilities relating to the EDP Business. The Company and Aptuit also expect to sign a two-year co-marketing agreement with respect to each other’s service offerings. The Company expects to complete the sale of the EDP Business during the third quarter of 2005. Closing of the sale of the EDP Business is subject to customary conditions, including regulatory approval. Following closing, the Company may incur up to $3.0 million in severance related costs should Aptuit complete certain employee terminations within 12 months of the date of the close. The major classes of assets related to the assets to be disposed of as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	As of	As of
	June 30, 2005	December 31, 2004
Current assets	$53,406	$47,040
Property and equipment, net	101,961	171,505
Intangible assets	1,500	1,900

Current liabilities	$36,003	$28,264
In July 2005, a subsidiary of the Company entered into a purchase agreement (the “Innovex Purchase Agreement”) with Minkowski Boy Organisation (“MBO”) under which MBO acquired the Company’s French contract sales organization (“CSO”) business for approximately 3.0 million euros (approximately $3.6 million). Concurrent with the Innovex Purchase Agreement, a subsidiary of the Company entered into a purchase agreement under which the Company acquired 25% interest in MBO for approximately 8.75 million euros (approximately $10.6 million).

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

Quintiles Transnational Corp. and Subsidiaries
Overview
From an operational standpoint, we believe we have experienced strong improvements during 2005. We experienced 26.2% and 21.3% growth in net revenues for the three and six months ended June 30, 2005, respectively, as compared to the respective periods in 2004. Each of our service segments experienced double digit net revenue growth during the three and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004. Our contribution improved during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. Our selling, general and administrative expenses increased $8.9 million and $7.7 million for the three and six months ended June 30, 2005, respectively; however, when compared to the same period in 2004, our selling, general and administrative expenses as a percent of net revenues decreased approximately six percentage points. We believe this decrease as a percent of net revenues demonstrates that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings.
Our loss before income taxes increased to $65.8 million for the three months ended June 30, 2005 compared to $4.1 million for the three months ended June 30, 2004, and to $78.2 million for the six months ended June 30, 2005 compared to $22.1 million for the six months ended June 30, 2004. There are a number of items that are driving the negative trend in our loss before income taxes between the three and six months ended June 30, 2005 and 2004. The most significant of these items include (1) $72.0 million and $72.5 million of impairment charges during the three and six months ended June 30, 2005, respectively, versus $881,000 during the three and six months ended June 30, 2004; (2) $10.7 million and $19.7 million of restructuring charges during the three and six months ended June 30, 2005, respectively, versus no such charges during the three and six months ended June 30, 2004; and (3) $34.7 million of gains relating to the transactions with Mitsui & Co, or Mitsui, during the three and six months ended June 30, 2004 versus no such gains during the three and six months ended June 30, 2005. These items are the primary reasons why the positive trends experienced in net revenues, contribution and selling, general and administrative expenses are not also reflected in our loss before income taxes.

Quintiles Transnational Corp. and Subsidiaries
Results of Operations
Three Months Ended June 30, 2005 and 2004
Gross Revenues. Gross revenues for the second quarter of 2005 were $668.7 million versus $508.1 million for the second quarter of 2004. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three months ended June 30,
	2005	2004
Service revenues — external	$631,170	$500,932
Less: reimbursed service costs	131,298	82,306

Net service revenues — external	499,872	418,626
Net service revenues — intersegment	25,333	8,596

Net service revenues — combined	525,205	427,222
Commercial rights and royalties	38,458	15,155
Investments	(883)	(8,015)
Eliminations: service revenues — intersegment	(25,333)	(8,596)

Total net revenues	$537,447	$425,766

Reimbursed service costs	131,298	82,306

Gross revenues	$668,745	$508,072

•	Service Revenues — External. Service revenues — external were $631.2 million for the second quarter of 2005 compared to $500.9 million for the second quarter of 2004. Service revenues — external less reimbursed service costs, or net service revenues — external, for the second quarter of 2005 were $499.9 million, an increase of $81.2 million or 19.4% over net service revenues — external of $418.6 million for the second quarter of 2004. Net service revenues — external for the second quarter of 2005 were positively impacted by approximately $11.9 million due to the effect of the weakening of the United States dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Our Commercial Services and Product Development Groups experienced growth in the second quarter of 2005 compared to the second quarter of 2004. Our Product Development Group experienced growth in both our clinical development services, or CDS, and early development and laboratory services, or EDLS. The growth in EDLS primarily consisted of Phase I and central laboratory services. Net service revenues — external increased in the Asia Pacific region $16.2 million or 21.1% to $92.9 million for the second quarter of 2005 from the second quarter of 2004 including a positive impact of approximately $2.9 million due to the effect of foreign currency fluctuations. Our Commercial Services Group experienced strong growth in the Asia Pacific region with revenues increasing $11.3 million or 29.3% to $50.1 million in the second quarter of 2005 compared to the second quarter of 2004. Net service revenues — external increased $49.2 million or 27.3% to $229.2 million for the second quarter of 2005 from the second quarter of 2004 in the Europe region including a positive impact of approximately $8.3 million due to the effect of foreign currency fluctuations. We experienced growth from both CDS and EDLS along with an improvement in the business conditions for our Commercial Services Group in Europe. Net service revenues — external increased in the Americas region $15.9 million or 9.8% to $177.8 million for the second quarter of 2005 from the second quarter of 2004 including a positive impact of approximately $657,000 due to the effect of foreign

Quintiles Transnational Corp. and Subsidiaries
currency fluctuations. The growth in the Americas region is primarily from our Product Development Group, including growth from both our CDS and EDLS businesses.

•	Net Service Revenues — Intersegment. Net service revenues — intersegment represents the revenues from services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers in exchange for royalties. Net service revenues - intersegment increased to $25.3 million for the second quarter of 2005 versus $8.6 million for the second quarter of 2004 as a result of the incremental services provided under our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer.

•	Net Service Revenues — Combined. Net service revenues — combined for the second quarter of 2005 were $525.2 million versus $427.2 million for the second quarter of 2004 for the reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the second quarter of 2005 were $38.5 million, an increase of $23.3 million as compared to the second quarter 2004 commercial rights and royalties revenues of $15.2 million. Commercial rights and royalties revenues were positively impacted by approximately $560,000 due to the effect of foreign currency fluctuations primarily related to the weakening of the United States dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $6.3 million for the second quarter of 2005 for the amortization of the payments we made to our customers versus $1.5 million for the second quarter of 2004. These payments are considered incentives and are amortized against revenues over the service period of the contract. The increase in commercial rights and royalties revenues is due to (1) our contract for CymbaltaTM, which contributed $13.0 million of revenues in the second quarter of 2005; (2) our February 2004 contract with a large pharmaceutical customer which contributed $9.8 million of revenues in the second quarter of 2005 primarily as a result of the milestone payment received during the second quarter of 2005; (3) our contract with Cell Therapeutics, Inc., or Cell Therapeutics, which contributed $1.3 million in the second quarter of 2005; and (4) an increase of approximately $357,000 in the revenues from miscellaneous contracts and activities. These increases were partially offset by a decrease in revenues from our contracts with Columbia Labs, Inc., or Columbia, to $343,000 in the second quarter of 2005 as compared to $1.6 million in the second quarter of 2004. Commercial rights and royalties revenues for the second quarter of 2005 were attributable to the following: (1) approximately 33.7% to our CymbaltaTM contract, (2) approximately 27.1% to our contracts with two large pharmaceutical customers in Europe, (3) approximately 25.6% to our February 2004 contract with a large pharmaceutical customer, (4) approximately 9.2% related to miscellaneous contracts and activities, (5) approximately 3.5% related to our contract with Cell Therapeutics and (6) approximately 0.9% to our contracts with Columbia.

Quintiles Transnational Corp. and Subsidiaries
•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the second quarter of 2005 were a loss of $883,000 versus a loss of $8.0 million for the second quarter of 2004. Investment revenues for the second quarter of 2005 included $455,000 of net losses on marketable securities versus net gains of $2.2 million for the second quarter of 2004. In addition, during the second quarter of 2005 and 2004, we recognized $449,000 and $10.2 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.
Costs of Revenues. Costs of revenues were $469.0 million for the second quarter of 2005 versus $372.1 million for the second quarter of 2004. Below is a summary of the costs of revenues (in thousands):

	Three months ended June 30,
	2005	2004
Reimbursed service costs	$131,298	$82,306
Service costs	282,290	237,559
Commercial rights and royalties costs	51,529	28,637
Depreciation and amortization	29,189	32,156
Eliminations — intersegment costs	(25,333)	(8,596)

	$468,973	$372,062

•	Reimbursed Service Costs. Reimbursed service costs were $131.3 million and $82.3 million for the second quarter of 2005 and 2004, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $282.3 million or 53.7% of net service revenues — combined for the second quarter of 2005 versus $237.6 million or 55.6% of net service revenues — combined for the second quarter of 2004. Compensation and related expenses increased approximately $40.2 million primarily as a result of salary and wage increases including an increase in our number of billable employees. Other expenses directly related to our service contracts increased approximately $4.5 million. Service costs were negatively impacted by approximately $6.3 million from the effect of foreign currency fluctuations.

Quintiles Transnational Corp. and Subsidiaries
•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development Group and other expenses directly related to commercial rights and royalties, were $51.5 million for the second quarter of 2005 versus $28.6 million for the second quarter of 2004. The increase in commercial rights and royalties costs is primarily due to (1) an increase in costs related to our Cymbalta™ contract of approximately $13.4 million to $18.1 million in the second quarter of 2005, (2) an increase in costs related to our February 2004 contract with a large pharmaceutical customer of approximately $2.0 million to $8.7 million in the second quarter of 2005, (3) an increase in the amortization of commercial rights of approximately $2.5 million primarily due to an impairment on an intangible asset related to one of the contracts with a large pharmaceutical customer in Europe and (4) costs of approximately $1.5 million related to our co-promotion agreement with Yamanouchi Pharma Limited, or Yamanouchi.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $29.2 million for the second quarter of 2005 versus $32.2 million for the second quarter of 2004. Amortization expense decreased approximately $2.1 million as a result of a decrease in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense decreased approximately $877,000.

•	Eliminations — Intersegment Costs. Eliminations represent the services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers in exchange for royalties. Eliminations increased to $25.3 million for the second quarter of 2005 versus $8.6 million for the second quarter of 2004 primarily as a result of the incremental services provided under our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer.
Selling, general and administrative expenses. Selling, general and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $168.0 million or 31.3% of total net revenues for the second quarter of 2005 versus $159.0 million or 37.4% of total net revenues for the second quarter of 2004. We experienced a decrease in compensation and benefits which was offset by an increase in marketing, travel and other selling, general and administrative expenses. We believe this decrease as a percentage of net revenues demonstrates that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings. Selling, general and administrative expenses were negatively impacted by approximately $3.3 million from the effect of foreign currency fluctuations.

Quintiles Transnational Corp. and Subsidiaries
Net interest expense, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio Development contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $12.2 million for the second quarter of 2005 versus $14.6 million for the second quarter of 2004. Interest income increased slightly to $2.5 million for the second quarter of 2005 versus $2.3 million for the second quarter of 2004. Interest expense decreased approximately $2.2 million to $14.6 million for the second quarter of 2005 as a result of the $150.0 million principal payment on our Senior Term B Loan made on March 31, 2005.
Other expense was $2.8 million for the second quarter of 2005 versus $318,000 for the second quarter of 2004. Included in the second quarter of 2005 was approximately $2.4 million in foreign currency net losses versus $15,000 of foreign currency net gains included in the second quarter of 2004. The second quarter of 2005 included approximately $534,000 of net losses on the disposal of assets versus approximately $420,000 for the second quarter of 2004.
During the first quarter of 2005, our Board of Directors approved the second and third phases of our review of our current operating and future strategic direction. In connection with the three phases of this review, we recognized $10.7 million of restructuring charges during the second quarter of 2005. The restructuring charges included $4.1 million for termination benefits and $6.6 million of exit costs, including termination penalties related to a service agreement. We anticipate incurring additional restructuring charges relating to the first three phases of our review totaling approximately $12.6 million during the remainder of 2005 and the first half of 2006. The additional charges are expected to consist of $9.4 million for termination benefits and $3.2 million of exit costs.
We recognized $72.0 million of impairments on long-lived assets during the second quarter of 2005 versus $881,000 during the second quarter of 2004. Included in the impairments is approximately $65.8 million related to the assets of our early development and packaging business, or our EDP business, which is part of our EDLS business. The assets of the EDP business were written down to their estimated fair value as of June 30, 2005 in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for assets held and used. In July 2005, a duly authorized committee of our Board of Directors authorized our management to proceed with the disposition of our EDP business. As a result of the decision to dispose of the EDP business, we expect to record an additional impairment on the EDP assets ranging from $10 million to $20 million during the third quarter of 2005 in accordance with the provisions of SFAS No. 144 for assets held for sale, which requires the assets to be written down to fair value less costs to sell. Also included in the impairments is approximately $5.9 million of certain software-related assets which were abandoned during the second quarter of 2005 and $286,000 related to the review of our current operating and future strategic direction.
During the second quarter of 2004, we sold 3,556 ordinary shares, or approximately 11.1% of our ownership interest, in our Japanese subsidiary, Quintiles Transnational Japan K.K., or QJPN, to Mitsui for approximately 4.0 billion yen (approximately $37.0 million) of gross proceeds. We incurred approximately $1.1 million of costs related to the sale. As a result, we recognized a gain on the sale of a portion of an investment in a subsidiary of approximately $24.7 million.

Quintiles Transnational Corp. and Subsidiaries
In addition, QJPN issued 1,778 ordinary shares and 1,778 preference shares directly to Mitsui for an aggregate amount of approximately 4.7 billion yen (approximately $42.9 million) of gross proceeds. We incurred approximately $463,000 of costs related to the issuance of the ordinary shares and approximately $652,000 of costs related to the issuance of the preference shares. The issuance of the new ordinary shares further reduced our ownership interest in this subsidiary by an additional 4.7%. As a result, we recognized a non-operating gain of approximately $10.0 million for the change in interest transaction. We did not recognize any gain or loss associated with the new issuance of preference shares, which decreased our voting interest in this subsidiary by an additional 4.2% to 80% and accounted for approximately 2.8 billion yen (approximately $25.1 million) of gross proceeds.
Loss before income taxes was $65.8 million for the second quarter of 2005 versus $4.1 million for the second quarter of 2004. Included in loss before income taxes for the second quarter of 2005 was $72.0 million of impairment charges and $10.7 million of restructuring charges. The second quarter of 2004 included $34.7 million of gains related to the transactions with Mitsui.
We recognized an overall income tax benefit of $23.0 million and income tax expense of $14.1 million for the second quarter of 2005 and 2004, respectively. The income tax benefit for the second quarter of 2005 included approximately $24.4 million of deferred income tax benefit related to the impairments. As in the first quarter of 2005, we have calculated our second quarter income tax benefit pursuant to FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods (An Interpretation of APB Opinion No. 28),” or FASB Interpretation No. 18, using actual year to date income (loss). We believe this approach more accurately represents the interim income tax position than the projected effective tax rate approach. This approach using actual year to date income (loss) is generally considered to result in a more reliable estimate of the interim income tax expense (benefit) when, such as with our case this year, a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on our foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. Excluding the $31.5 million income tax benefit, our year to date effective income tax rate is 31.3% which includes incremental United States income tax expense of approximately $726,000 on year to date 2005 foreign earnings of approximately $11.0 million from the countries from which we decided to repatriate the earnings under the Jobs Act. These earnings were taxed at approximately 5.25% rather than 38.5%. The 5.25% income tax rate is only available for the qualified dividends being repatriated from the identified countries from which we decided to repatriate the funds. During the remainder of 2005, the remaining $7.7 million of estimated 2005 foreign earnings being repatriated will also be taxed for United States income tax purposes at approximately 5.25%, plus foreign withholding taxes, if any, as opposed to 38.5%, similar to the $11.0 million for the first six months of 2005.
For all other foreign earnings, incremental United States income tax and foreign withholding taxes will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because we have not currently adopted another dividend reinvestment plan for those earnings. Since June 30, 2005, we have continued to assess whether additional dividends may be remitted under the Jobs Act by year end. We are considering repatriating up to an additional $85 million in extraordinary dividends, as defined in the Jobs Act, and accordingly, could recognize an additional income tax benefit within a range of $0 up to $27 million depending on our ultimate decision and the profitability of our operations in the countries from which the earnings are

Quintiles Transnational Corp. and Subsidiaries
repatriated. As a result, any future decisions to remit additional earnings under the Jobs Act could have a significant impact on our income tax rate. Additionally, since we conduct operations on a global basis, shifts in income between taxing jurisdictions may also cause our effective income tax rate to vary from period to period.
During the second quarter of 2005 and 2004, we recognized losses of $329,000 and earnings of $45,000, respectively, from equity in unconsolidated affiliates, which represents our pro rata share of the net (loss) earnings of unconsolidated affiliates, primarily Verispan.
During the second quarter of 2005 and 2004, our earnings were reduced by $995,000 and $246,000, respectively, for minority interests in certain of our consolidated subsidiaries. The increase in the reductions is a result of the transactions during the second quarter of 2004 with Mitsui, in which our interest in QJPN decreased to 80%.
Loss from continuing operations was $44.2 million and $18.4 million in the second quarter of 2005 and 2004, respectively.
Income from our discontinued operation, our Bioglan Pharmaceuticals business, or Bioglan, which was sold in August 2004, was $8.3 million in the second quarter of 2004.
Net loss was $44.2 million and $10.1 million for the second quarter of 2005 and 2004, respectively. Included in net loss for the second quarter of 2005 were $72.0 million of impairment charges and $10.7 million of restructuring charges. The second quarter of 2004 included $34.7 million of gains related to the transactions with Mitsui.

Quintiles Transnational Corp. and Subsidiaries
Analysis by Segment:
The following table summarizes the operating activities for our reportable segments for the second quarter of 2005 and 2004, respectively. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. All historical periods presented herein reflect Bioglan as a discontinued operation. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense except the amortization of commercial rights. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense (except the amortization of commercial rights), interest (income) expense, restructuring, impairments, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution
					% of Net		% of Net
	2005	2004	Growth %	2005	Revenues	2004	Revenues
Product Development	$331.9	$268.4	23.7%	$164.8	49.6%	$128.4	47.8%
Commercial Services	193.3	158.9	21.7	78.2	40.4	61.3	38.6
PharmaBio Development	37.6	7.1	426.3	(14.0)	(37.1)	(21.5)	(301.1)
Eliminations	(25.3)	(8.6)	(194.7)	—	—	—	—

	$537.4	$425.8	26.2%	$229.0	42.6%	$168.2	39.5%
Product Development Group. Net service revenues for the Product Development Group were $331.9 million for the second quarter of 2005 compared to $268.4 million for the second quarter of 2004. We experienced an increase in revenues from both our CDS and EDLS, primarily Phase I and laboratory services, businesses. Net service revenues for the second quarter of 2005 were positively impacted by approximately $7.4 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $4.8 million or 12.7% to $42.8 million primarily as a result of an increase in CDS revenues and a positive impact of approximately $1.5 million due to the effect of foreign currency fluctuations. The net service revenues in the Europe region increased $33.6 million or 29.7% to $146.9 million primarily as a result of an increase in CDS and EDLS revenues and a positive impact of approximately $5.3 million due to the effect of foreign currency fluctuations. Net service revenues increased $25.1 million or 21.5% to $142.2 million in the Americas region, which experienced an increase in both CDS and EDLS revenues.
Contribution for the Product Development Group was $164.8 million for the second quarter of 2005 compared to $128.4 million for the second quarter of 2004. As a percentage of net service revenues, contribution margin was 49.6% for the second quarter of 2005 compared to 47.8% for the second quarter of 2004. The improvement in the contribution margin was primarily a result of the increase in the CDS revenues and efficiency improvements.

Quintiles Transnational Corp. and Subsidiaries
Commercial Services Group. Net service revenues for the Commercial Services Group were $193.3 million for the second quarter of 2005 compared to $158.9 million for the second quarter of 2004. Net service revenues for the second quarter of 2005 were positively impacted by approximately $4.4 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $11.3 million or 29.3% to $50.1 million, including a positive impact of approximately $1.4 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $14.0 million or 20.3% to $83.2 million in the Europe region, including a positive impact of approximately $2.9 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions in Europe, primarily Germany and the United Kingdom. Net service revenues increased $9.0 million or 17.7% to $60.0 million in the Americas region as a result of an increase in the services provided under our PharmaBio Development contracts during the year, primarily relating to the CymbaltaTM contract and our February 2004 contract with a large pharmaceutical customer.
Contribution for the Commercial Services Group was $78.2 million for the second quarter of 2005 compared to $61.3 million for the second quarter of 2004. As a percentage of net service revenues, contribution margin was 40.4% for the second quarter of 2005 compared to 38.6% for the second quarter of 2004. The improvement in the contribution margin primarily resulted from the improvement in the business conditions in Europe.
PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $30.4 million during the second quarter of 2005 as compared to the second quarter of 2004 due to a $23.3 million increase in commercial rights and royalties revenues and an increase of approximately $7.1 million in investment revenues. Commercial rights and royalties costs increased by approximately $22.9 million during the same period primarily as a result of increased costs associated with our contract for CymbaltaTM and our February 2004 contract with a large pharmaceutical customer, as well as an increase in miscellaneous costs.
The contribution for the PharmaBio Development Group increased by $7.5 million in the second quarter of 2005 compared to the second quarter of 2004. The contribution related to commercial rights and royalties agreements (net of related costs) in the second quarter of 2005 increased the overall contribution of this group by approximately $411,000 when compared to the second quarter of 2004. The increase in the contribution provided by the commercial rights and royalties agreements is a result of an increase in revenues of approximately $23.3 million, primarily due to our Cymbalta™ contract, partially offset by a $22.9 million increase in related costs, primarily due to our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer. The contribution from investment revenues increased by approximately $7.1 million for the second quarter of 2005 to a loss of $883,000 versus a loss of $8.0 million for the second quarter of 2004 as a direct result of the increase in the investment revenues.

Quintiles Transnational Corp. and Subsidiaries
Six Months Ended June 30, 2005 and 2004
Gross Revenues. Gross revenues for the first six months of 2005 were $1.27 billion versus $1.01 billion for the first six months of 2004. Below is a summary of revenues (in thousands):

	Six months ended June 30,
	2005	2004
Service revenues — external	$1,209,925	$986,779
Less: reimbursed service costs	241,983	164,765

Net service revenues — external	967,942	822,014
Net service revenues — intersegment	51,644	14,879

Net service revenues — combined	1,019,586	836,893
Commercial rights and royalties	64,702	30,741
Investments	(2,841)	(3,795)
Eliminations: service revenues — intersegment	(51,644)	(14,879)

Total net revenues	$1,029,803	$848,960

Reimbursed service costs	241,983	164,765

Gross revenues	$1,271,786	$1,013,725

•	Service Revenues — External. Service revenues — external were $1.21 billion for the first six months of 2005 compared to $986.8 million for the first six months of 2004. Net service revenues — external for the first six months of 2005 were $967.9 million, an increase of $145.9 million or 17.8% over net service revenues — external of $822.0 million for the first six months of 2004. Net service revenues — external for the first six months of 2005 were positively impacted by approximately $24.0 million due to the effect of the weakening of the United States dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Our Commercial Services and Product Development Groups experienced growth. Our Product Development Group experienced growth in both CDS and EDLS. The growth in EDLS primarily consisted of Phase I and central laboratory services. Net service revenues — external increased in the Asia Pacific region $27.2 million or 17.7% to $181.3 million for the first six months of 2005 from the first six months of 2004 including a positive impact of approximately $6.4 million due to the effect of foreign currency fluctuations. Our Commercial Services Group experienced strong growth in the Asia Pacific region. Net service revenues — external increased $81.0 million or 22.6% to $439.0 million for the first six months of 2005 from the first six months of 2004 in the Europe region including a positive impact of approximately $16.7 million due to the effect of foreign currency fluctuations. We experienced growth from our CDS and EDLS businesses, along with an improvement in the business conditions for our Commercial Services Group in Europe. Net service revenues — external increased in the Americas region $37.7 million or 12.2% to $347.7 million for the first six months of 2005 from the first six months of 2004 including a positive impact of approximately $859,000 due to the effect of foreign currency fluctuations. The increase in the Americas region is primarily from our Product Development Group, including growth from both our CDS and EDLS businesses.

•	Net Service Revenues — Intersegment. Net service revenues — intersegment increased to $51.6 million for the first six months of 2005 versus $14.9 million for the first six months of 2004 as a result of the incremental services provided under our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer.

Quintiles Transnational Corp. and Subsidiaries
•	Net Service Revenues — Combined. Net service revenues — combined for the first six months of 2005 were $1.02 billion versus $836.9 million for the first six months of 2004 for the reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues for the first six months of 2005 were $64.7 million, an increase of $34.0 million as compared to the first six months of 2004 commercial rights and royalties revenues of $30.7 million. Commercial rights and royalties revenues were positively impacted by approximately $1.4 million due to the effect of foreign currency fluctuations related to the weakening of the United States dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $10.9 million for the first six months of 2005 for the amortization of the payments we made to our customers versus $4.3 million for the first six months of 2004. These payments are considered incentives and are amortized against revenues over the service period of the contract. The increase in commercial rights and royalties revenues is due to (1) our contract for CymbaltaTM, which contributed $22.8 million of revenues in the first six months of 2005; (2) our February 2004 contract with a large pharmaceutical customer, which contributed $11.5 million of revenues in the first six months of 2005; (3) a slight increase in the revenues under our contracts in Europe with two large pharmaceutical customers to $20.8 million in the first six months of 2005 as compared to $20.4 million in the first six months of 2004; (4) our contract with Cell Therapeutics, which contributed $2.2 million in the first six months of 2005; and (5) an increase of approximately $943,000 in the revenues from miscellaneous contracts and activities. These increases were partially offset by a decrease in revenues from our contracts with Columbia to $854,000 in the first six months of 2005 as compared to $4.8 million in the first six months of 2004. Commercial rights and royalties revenues for the first six months of 2005 were attributable to the following: (1) approximately 35.2% to our CymbaltaTM contract, (2) approximately 32.2% to our contracts with two large pharmaceutical customers in Europe, (3) approximately 17.7% to our February 2004 contract with a large pharmaceutical customer, (4) approximately 10.1% related to miscellaneous contracts and activities, (5) approximately 3.5% related to our contract with Cell Therapeutics and (6) approximately 1.3% to our contracts with Columbia.

•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements for the first six months of 2005 were a loss of $2.8 million versus a loss of $3.8 million for the first six months of 2004. Investment revenues for the first six months of 2005 included $151,000 of net gains on marketable securities versus $6.6 million for the first six months of 2004. In addition, during the first six months of 2005 and 2004, we recognized $3.0 million and $10.4 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

Quintiles Transnational Corp. and Subsidiaries
Costs of Revenues. Costs of revenues were $905.6 million for the first six months of 2005 versus $728.7 million for the first six months of 2004. Below is a summary of the costs of revenues (in thousands):

	Six months ended June 30,
	2005	2004
Reimbursed service costs	$241,983	$164,765
Service costs	559,425	464,613
Commercial rights and royalties costs	97,904	49,102
Depreciation and amortization	57,938	65,063
Eliminations — intersegment costs	(51,644)	(14,879)

	$905,606	$728,664

•	Reimbursed Service Costs. Reimbursed service costs were $242.0 million and $164.8 million for the first six months of 2005 and 2004, respectively.

•	Service Costs. Service costs were $559.4 million or 54.9% of net service revenues - combined for the first six months of 2005 versus $464.6 million or 55.5% of net service revenues — combined for the first six months of 2004. Compensation and related expenses increased approximately $74.4 million primarily as a result of salary and wage increases including an increase in our number of billable employees. Other expenses directly related to our service contracts increased approximately $20.4 million. Service costs were negatively impacted by approximately $12.7 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs were $97.9 million for the first six months of 2005 versus $49.1 million for the first six months of 2004. The increase in commercial rights and royalties costs is primarily due to (1) an increase in costs related to our Cymbalta™ contract of approximately $29.5 million to $36.2 million in the first six months of 2005 and (2) an increase in costs related to our February 2004 contract with a large pharmaceutical customer of approximately $6.2 million to $13.7 million in the first six months of 2005.

•	Depreciation and Amortization. Depreciation and amortization decreased to $57.9 million for the first six months of 2005 versus $65.1 million for the first six months of 2004. Amortization expense decreased approximately $4.4 million as a result of a decrease in intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense decreased approximately $2.7 million.

•	Eliminations — Intersegment Costs. Eliminations increased to $51.6 million for the first six months of 2005 versus $14.9 million for the first six months of 2004 primarily as a result of the incremental services provided under our Cymbalta™ contract and our February 2004 contract with a large pharmaceutical customer.

Quintiles Transnational Corp. and Subsidiaries
Selling, general and administrative expenses. Selling, general and administrative expenses were $322.4 million or 31.3% of total net revenues for the first six months of 2005 versus $314.7 million or 37.1% of total net revenues for the first six months of 2004. We experienced a decrease in compensation and benefits during the first six months of 2005 which was offset by an increase in travel and other selling, general and administrative expenses. We believe this decrease as a percentage of net revenues demonstrates that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings. Selling, general and administrative expenses were negatively impacted by approximately $7.1 million from the effect of foreign currency fluctuations.
Net interest expense was $29.6 million for the first six months of 2005 as compared to $29.2 million for the first six months of 2004. Interest income increased approximately $1.5 million to $6.1 million for the first six months of 2005 primarily as a result of an increase in the average balance of investable cash. Interest expense increased approximately $1.9 million to $35.7 million for the first six months of 2005. Included in interest expense for the first six months of 2005 is approximately $3.2 million of prior debt issuance costs expensed as a result of the $150.0 million principal payment on our Senior Term B Loan made on March 31, 2005. The increase in interest expense related to the expensing of the prior debt issuance costs is partially offset by a decrease in interest expense resulting from the $150.0 million principal payment on our Senior Term B Loan made in March 2005.
Other expense was $2.9 million for the first six months of 2005 versus other income of $2.9 million for the first six months of 2004. Included in the first six months of 2005 and 2004 was approximately $2.5 million and $1.9 million in foreign currency net losses, respectively. The first six months of 2005 included approximately $878,000 of net losses on the disposal of assets versus approximately $4.6 million of net gains on the sale of assets, primarily certain assets of our reference laboratory in South Africa, during the first six months of 2004.
During the first quarter of 2005, our Board of Directors approved the second and third phases of our review of our current operating and future strategic direction. In connection with the three phases of this review, we recognized $19.7 million of restructuring charges during the first six months of 2005. The restructuring charges included $10.1 million for termination benefits and $9.6 million of exit costs including termination penalties related to a service agreement. We anticipate incurring additional restructuring charges relating to the first three phases of our review totaling approximately $12.6 million during the remainder of 2005 and the first half of 2006. The additional charges are expected to consist of $9.4 million for termination benefits and $3.2 million of exit costs.

Quintiles Transnational Corp. and Subsidiaries
We recognized $72.5 million of impairments on long-lived assets during the first six months of 2005 versus $881,000 during the first six months of 2004. Included in the impairments is approximately $65.8 million related to the assets of our EDP business which is part of our EDLS business. The EDP assets were written down to their estimated fair value as of June 30, 2005 in accordance with the provisions of SFAS No. 144 for assets held and used. In July 2005, a duly authorized committee of our Board of Directors authorized our management to proceed with the disposition of our EDP business. As a result of the decision to dispose of the EDP business, we expect to record an additional impairment on the EDP assets ranging from $10 million to $20 million during the third quarter of 2005 in accordance with the provisions of SFAS No. 144 for assets held for sale, which requires the assets to be written down to fair value less costs to sell. Also included in the impairments is approximately $5.9 million of certain software-related assets which were abandoned during the second quarter of 2005 and $720,000 related to the review of our current operating and future strategic direction.
During the first six months of 2005, we recognized a $2.7 million reduction in transaction expenses as a result of a change in the estimated change in control costs associated with our September 2003 transaction with Pharma Services Holding, Inc.
During the first six months of 2004, we sold 3,556 ordinary shares, or approximately 11.1% of our ownership interest, in QJPN to Mitsui for approximately 4.0 billion yen (approximately $37.0 million) of gross proceeds. We incurred approximately $1.1 million of costs related to the sale. As a result, we recognized a gain on the sale of a portion of an investment in a subsidiary of approximately $24.7 million.
In addition, QJPN issued 1,778 ordinary shares and 1,778 preference shares directly to Mitsui for an aggregate amount of approximately 4.7 billion yen (approximately $42.9 million) of gross proceeds. We incurred approximately $463,000 of costs related to the issuance of the ordinary shares and approximately $652,000 of costs related to the issuance of the preference shares. The issuance of the new ordinary shares further reduced our ownership interest in this subsidiary by an additional 4.7%. As a result, we recognized a non-operating gain of approximately $10.0 million for the change in interest transaction. We did not recognize any gain or loss associated with the new issuance of preference shares which decreased our voting interest in this subsidiary by an additional 4.2% to 80% and accounted for approximately 2.8 billion yen (approximately $25.1 million) of gross proceeds.
Loss before income taxes was $78.2 million for the first six months of 2005 versus $22.1 million for the first six months of 2004. Included in loss before income taxes for the first six months of 2005 were $72.5 million of impairment charges and $19.7 million of restructuring charges. The second quarter of 2004 included $34.7 million of gains related to the transactions with Mitsui.
We recognized an overall income tax benefit of $56.0 million and income tax expense of $13.4 million for the first six months of 2005 and 2004, respectively. In the first quarter of 2005, our chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, which has since been ratified by our Board of Directors, in extraordinary dividends as defined in the Jobs Act from certain countries. We have estimated that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. Our overall income tax benefit in the six months ended June 30, 2005 was positively impacted by a $31.5 million income tax benefit recognized related to the $98.8 million of pre-2005 earnings and profits. The $31.5 million income tax benefit resulted from the lower United States income tax rate of approximately 5.25% applicable to the

Quintiles Transnational Corp. and Subsidiaries
repatriation of pre-2005 foreign earnings. United States income tax was provided in previous years on foreign earnings at 38.5% because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore, in addition to the local income tax, deferred income tax liabilities for United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25%, and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.
The income tax benefit for the six months ended June 30, 2005 also included approximately $24.5 million of deferred income tax benefit related to impairments. As in the first quarter of 2005, we have calculated our year to date income tax benefit pursuant to FASB Interpretation No.18 using actual year to date income (loss). We believe this approach more accurately represents the interim income tax position than the projected effective tax rate approach. This approach using actual year to date income (loss) is generally considered to result in a more reliable estimate of the interim income tax expense (benefit) when, such as is our case this year, a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on our foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. Excluding the $31.5 million income tax benefit, our year to date effective income tax rate is 31.3% which includes incremental United States income tax expense of approximately $726,000 on year to date 2005 foreign earnings of approximately $11.0 million from the countries from which we decided to repatriate the earnings under the Jobs Act. These earnings were taxed at approximately 5.25% rather than 38.5%. The 5.25% income tax rate is only available for the qualified dividends being repatriated from the identified countries from which we decided to repatriate the funds. During the remainder of 2005, the remaining $7.7 million of estimated 2005 foreign earnings being repatriated, of the $18.7 million mentioned above, will also be taxed for United States income tax purposes at approximately 5.25%, plus foreign withholding taxes, if any, as opposed to 38.5%, similar to the $11.0 million for the first six months of 2005.
For all other foreign earnings, incremental United States income tax and foreign withholding taxes will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because we have not currently adopted another dividend reinvestment plan for those earnings. Since June 30, 2005, we have continued to assess whether additional dividends may be remitted under the Jobs Act by year end. We are considering repatriating up to an additional $85 million in extraordinary dividends, as defined in the Jobs Act, and accordingly could recognize an additional income tax benefit within a range of $0 up to $27 million depending on our ultimate decision and the profitability of our operations in the countries from which the earnings are repatriated. As a result, any future decisions to remit additional earnings under the Jobs Act could have a significant impact on our income tax rate. Additionally, since we conduct operations on a global basis, shifts in income between taxing jurisdictions may also cause our effective income tax rate to vary from period to period.

Quintiles Transnational Corp. and Subsidiaries
During the first six months of 2005 and 2004, we recognized losses of $528,000 and $23,000, respectively, from equity in unconsolidated affiliates, which represents our pro rata share of the net (loss) earnings of unconsolidated affiliates, primarily Verispan.
During the first six months of 2005 and 2004, our earnings were reduced by $2.1 million and $433,000, respectively, for minority interests in certain of our consolidated subsidiaries. The increase in the reductions is a result of the transactions during the first six months of 2004 with Mitsui, in which our interest in QJPN decreased to 80%.
Loss from continuing operations was $24.8 million and $36.0 million in the first six months of 2005 and 2004, respectively.
Income from our discontinued operation, Bioglan, which was sold in August 2004, was $10.1 million in the first six months of 2004.
Net loss was $24.8 million and $25.8 million for the first six months of 2005 and 2004, respectively. Included in net loss for the first six months of 2005 were $72.5 million of impairment charges and $19.7 million of restructuring charges. The first six months of 2004 included $34.7 million of gains related to the transactions with Mitsui.
Analysis by Segment:
The following table summarizes the operating activities for our reportable segments for the first six months of 2005 and 2004, respectively. In August 2004, we completed our sale of certain assets related to our Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. All historical periods presented herein reflect Bioglan as a discontinued operation. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense except the amortization of commercial rights. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense (except the amortization of commercial rights), interest (income) expense, restructuring, impairments, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution
					% of Net		% of Net
	2005	2004	Growth %	2005	Revenues	2004	Revenues
Product Development	$642.2	$531.0	20.9%	$314.4	49.0%	$256.4	48.3%
Commercial Services	377.4	305.8	23.4	145.8	38.6	115.9	37.9
PharmaBio Development	61.9	26.9	129.6	(36.0)	(58.3)	(22.2)	(82.2)
Eliminations	(51.6)	(14.9)	(247.1)	—	—	—	—

	$1,029.8	$849.0	21.3%	$424.1	41.2%	$350.1	41.2%

Quintiles Transnational Corp. and Subsidiaries
Product Development Group. Net service revenues for the Product Development Group were $642.2 million for the first six months of 2005 compared to $531.0 million for the first six months of 2004. We experienced an increase in revenues from both our CDS and EDLS, primarily Phase I and laboratory services, businesses. Net service revenues for the first six months of 2005 were positively impacted by approximately $15.5 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region $7.1 million or 9.0% to $85.7 million as a result of an increase in revenues from our CDS business and approximately a $3.5 million positive impact due to the effect of foreign currency fluctuations. The net service revenues in the Europe region increased $55.9 million or 24.6% to $282.5 million primarily as a result of an increase in CDS and EDLS revenues and a positive impact of approximately $11.2 million due to the effect of foreign currency fluctuations. Net service revenues increased $48.2 million or 21.4% to $274.0 million in the Americas region which experienced an increase in both CDS and EDLS revenues.
Contribution for the Product Development Group was $314.6 million for the first six months of 2005 compared to $256.4 million for the first six months of 2004. As a percentage of net service revenues, contribution margin was 49.0% for the first six months of 2005 compared to 48.3% for the first six months of 2004.
Commercial Services Group. Net service revenues for the Commercial Services Group were $377.4 million for the first six months of 2005 compared to $305.8 million for the first six months of 2004. Net service revenues for the first six months of 2005 were positively impacted by approximately $8.7 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $20.1 million or 26.7% to $95.6 million including a positive impact of approximately $2.9 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $26.5 million or 19.5% to $162.3 million in the Europe region, including a positive impact of approximately $5.8 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions in Europe, primarily Germany and the United Kingdom. Net service revenues increased $24.9 million or 26.4% to $119.5 million in the Americas region as a result of an increase in the services provided under our PharmaBio Development contracts during the year, primarily relating to the CymbaltaTM contract and our February 2004 contract with a large pharmaceutical customer.
Contribution for the Commercial Services Group was $145.8 million for the first six months of 2005 compared to $115.9 million for the first six months of 2004. As a percentage of net service revenues, contribution margin was 38.6% for the first six months of 2005 compared to 37.9% for the first six months of 2004.
PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $34.9 million during the first six months of 2005 as compared to the first six months of 2004 due to a $34.0 million increase in commercial rights and royalties revenues and a decrease of approximately $954,000 in investment losses. Commercial rights and royalties costs increased by approximately $48.8 million during the same period primarily as a result of increased costs associated with our contract for CymbaltaTM and our February 2004 contract with a large pharmaceutical customer, as well as an increase in miscellaneous costs.
The contribution for the PharmaBio Development Group decreased by $13.9 million in the first six

Quintiles Transnational Corp. and Subsidiaries
months of 2005 compared to the first six months of 2004. The contribution related to commercial rights and royalties agreements (net of related costs) in the first six months of 2005 decreased the overall contribution of this group by approximately $14.8 million when compared to the first six months of 2004. The decrease in the contribution provided by the commercial rights and royalties agreements is a result of an increase in related costs of approximately $48.8 million partially offset by a $34.0 million increase in revenues, primarily due to our Cymbalta™ contract. The contribution from investment revenues increased by approximately $954,000 for the first six months of 2005 to a loss of $2.8 million versus a loss of $3.8 million for the first six months of 2004 as a direct result of the increase in the investment revenues.
EBITDA. Due to the significant increase in non-cash expenses resulting from the Pharma Services Transaction in September 2003, as well as the resulting significant change in our debt and income tax structures, we believe that earnings before net interest expense, income tax benefit (expense) and depreciation and amortization, or EBITDA, provides investors with an additional important perspective of the underlying performance of our business. Our consolidated EBITDA was ($22.2 million) and $51.8 million for the three months ended June 30, 2005 and 2004, respectively, and $11.0 million and $83.7 million for the first six months of 2005 and 2004, respectively, as shown in the below table. The following table reconciles our net income to EBITDA (dollars in millions).

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Consolidated:
Net revenues	$537.4	$425.8	$1,029.8	$849.0
Reimbursed service costs	131.3	82.3	242.0	164.8

Gross revenues	668.7	508.1	1,271.8	1,013.7
Costs of revenues	(469.0)	(372.1)	(905.6)	(728.7)
Selling, general and administrative expenses	(168.0)	(159.0)	(322.4)	(314.7)
Other (expense) income, net	(2.8)	(0.3)	(2.9)	2.9
Restructuring	(10.7)	—	(19.7)	—
Impairments	(72.0)	(0.9)	(72.5)	(0.9)
Transaction expenses, net	—	—	2.7	—
Gain on sale of portion of an investment in a subsidiary	—	24.7	—	24.7
Non-operating gain on change of interest transaction	—	10.0	—	10.0
Depreciation and amortization	32.7	33.2	62.2	66.9
Equity in (losses) earnings of unconsolidated affiliates	(0.3)	0.0	(0.5)	(0.0)
Minority interests	(1.0)	(0.2)	(2.1)	(0.4)
Income from discontinued operation	—	8.3	—	10.1

EBITDA	$(22.2)	$51.8	$11.0	$83.7

Depreciation and amortization	(32.7)	(33.2)	(62.2)	(66.9)
Interest expense, net	(12.2)	(14.6)	(29.6)	(29.2)
Income tax benefit (expense)	23.0	(14.1)	56.0	(13.4)

Net loss	$(44.2)	$(10.1)	$(24.8)	$(25.8)

The primary difference between contribution and EBITDA is selling, general and administrative expenses which have not been fully allocated to each of our segments historically. Similarly, we do not include restructurings, impairments and business gains and losses in deriving contribution. Contribution continues to be the primary measure we use to assess segment profitability. As discussed in the analysis by segment, contribution increased $60.8 million to $229.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and increased $74.0 million to $424.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Although contribution increased, EBITDA, as shown above, decreased during these same periods. The lack of

Quintiles Transnational Corp. and Subsidiaries
comparability of contribution and EBITDA is due to certain significant items which impact EBITDA but not contribution, including an impairment charge of $65.8 million during 2005 resulting from the proposed sale of our EDP Business and gains totaling $34.7 million relating to the Mitsui transactions during 2004. These items resulted in a negative impact of approximately $100.6 million on EBITDA when comparing the periods in 2005 to their respective periods in 2004. As the costs of revenues for our PharmaBio Development Group already include its infrastructure costs, the contribution for this group essentially equates to its EBITDA for the three months ended June 30, 2005 of ($10.4 million), which is comprised of its ($14.0 million) of contribution adding back $3.6 million of depreciation and amortization, and EBITDA for the six months ended June 30, 2005 of ($31.8 million), which is comprised of its ($36.0 million) of contribution adding back $4.2 million of depreciation and amortization. The contribution for our PharmaBio Devlopment Group increased approximately $7.5 million to ($14.0 million) for the three months ended June 30, 2005 and decreased approximately $13.9 million to ($36.0 million) for the six months ended June 30, 2005. Our selling, general and administrative expenses are attributable to our service segments, namely the Product Development and Commercial Services Groups.
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

Quintiles Transnational Corp. and Subsidiaries
Liquidity and Capital Resources
Cash and cash equivalents were $298.3 million at June 30, 2005 as compared to $535.7 million at December 31, 2004.
Cash provided by operations was $7.2 million for the six months ended June 30, 2005 versus cash used in operations of $70.7 million for the six months ended June 30, 2004. Included in the cash provided by operations for the first six months of 2005 is the receipt of a $20.0 million milestone payment under our February 2004 contract with a large pharmaceutical customer in connection with the United States launch of its new product. However, revenue resulting from the milestone payment is being recognized as services are provided. Also included in cash provided by operations is the effect of fluctuations in our net service receivables. The following table is a summary of our net service receivables outstanding (dollars in thousands):

	June 30, 2005	December 31, 2004
Trade service accounts receivable, net	$176,939	$151,981
Unbilled services	160,494	138,347
Unearned income	(204,798)	(202,148)

Net service receivables outstanding	$132,635	$88,180

Number of days of service revenues outstanding	19	14
Cash used in investing activities was $59.3 million for the six months ended June 30, 2005 versus cash provided by investing activities of $33.7 million for the six months ended June 30, 2004. Investing activities for the first six months of 2004 included the proceeds from the disposal of certain assets and the sale of a minority interest in one of our subsidiaries. Investing activities for all periods include the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights and business interests.
Capital asset purchases required an outlay of cash of $26.0 million for the six months ended June 30, 2005 compared to an outlay of $24.6 million for the same period in 2004.
Cash used for the acquisition of commercial rights and royalties related assets was $20.9 million for the six months ended June 30, 2005 as compared to an outlay of $3.0 million for the comparable period in 2004. The six months ended June 30, 2005 reflected payments of $20.0 million pursuant to our contract with Eli Lilly and Company for CymbaltaTM and $944,000 pursuant to a contract with Yamanouchi.
Cash used for the acquisition of businesses, net of cash acquired, was $3.1 million for the six months ended June 30, 2005 and $252,000 for the six months ended June 30, 2004.
Purchases of equity securities and other investments required an outlay of cash of $12.2 million for the six months ended June 30, 2005 compared to an outlay of $7.7 million for the same period in 2004. Proceeds from the sale of equity securities and other investments were $3.0 million during the six months ended June 30, 2005 as compared to $27.9 million for the same period in 2004.

Quintiles Transnational Corp. and Subsidiaries
During the six months ended June 30, 2004, investing activities included the $9.1 million of proceeds from the sale of certain assets and $36.0 million of net proceeds from our sale of 3,556 ordinary shares or approximately 11.1% of our ownership in QJPN to Mitsui. We also received approximately $41.8 million of net proceeds from the issuance of ordinary and preference shares by QJPN, which is included as a source of cash in the cash provided by financing activities, for total net proceeds received from Mitsui of approximately $77.7 million for the six months ended June 30, 2004.
Investments in debt securities were $12.9 million at June 30, 2005 and $12.1 million at December 31, 2004. Our investments in debt securities consist primarily of state and municipal securities.
Investments in marketable equity securities increased $8.6 million to $33.0 million at June 30, 2005 as compared to $24.4 million at December 31, 2004 primarily as a result of purchases of equity securities and an increase in the market values as these investments are marked to market each period.
Investments in non-marketable equity securities and loans at June 30, 2005 were $56.0 million as compared to $56.4 million at December 31, 2004.
Investments in unconsolidated affiliates, primarily Verispan, were $120.1 million at June 30, 2005 as compared to $121.0 million at December 31, 2004.
Cash used in financing activities was $164.4 million for the first six months of 2005 primarily due to debt payments described below versus cash provided by financing activities of $39.6 million for the six months ended June 30, 2004.
In March 2005, we amended the agreement governing our senior secured credit facility. The amendment (1) decreased the interest rate under the Term B Loan facility by 2.50%; (2) lessened the Interest Expense Coverage Ratio and Total Leverage Ratio requirements for selected future periods; (3) adjusted the Senior Leverage Ratio from 2.0 to 1.75 through December 31, 2005, which could further limit our ability to incur additional Senior Indebtedness during 2005; (4) increased our capacity for additional Asset Sales by $150.0 million; (5) increased our capacity to make certain investments outside the United States by $100.0 million; (6) increased our capacity to make Permitted PharmaBio Investments by $100.0 million; (7) permitted us to include certain restructuring charges in the calculation of our Consolidated EBITDA; (8) permitted us to offset our Consolidated Indebtedness by an additional $50.0 million of available cash; and (9) made other clarifying or correcting changes. On March 31, 2005, we paid down $150.0 million of the approximately $306.1 million outstanding under the Term B Loan facility and paid approximately $2.3 million to the administrative agent and lenders in connection with the amendment. Capitalized terms included in this paragraph have the meanings defined in the agreement governing our senior secured credit facility.

Quintiles Transnational Corp. and Subsidiaries
Our various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on our ability to (1) incur additional indebtedness, including capital leases and liens; (2) pay dividends and repurchase our capital stock; (3) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (4) make capital expenditures; and (5) issue capital stock of our subsidiaries. The agreements also contain financial covenants requiring us to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios as defined therein. As of June 30, 2005 and during the six month period then ended, we were in compliance with these covenants.
Below is a summary of our future payment commitments by year under contractual obligations as of June 30, 2005 (dollar in thousands):

	July 1, 2005
	through
	December 31,
	2005	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$29,400	$58,287	$57,228	$56,762	$195,305	$45,125	$577,662	$1,019,769
Obligations held under capital leases	7,499	15,896	4,762	692	417	195	49	29,510
Operating leases	33,061	51,703	33,909	20,707	11,796	5,417	35,824	192,417
Service agreements	13,726	1,806	42	41	3	1	—	15,619
Management fee agreement	1,875	3,750	3,750	3,750	—	—	—	13,125
PharmaBio funding commitments in various commercial rights and royalties:
Service commitments	66,916	121,559	108,899	89,640	68,307	—	—	455,321
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	4,100	6,443	—	—	—	—	—	10,543
Equity investments	2,158	—	—	—	—	—	—	2,158

Total	$158,735	$259,444	$208,590	$171,592	$275,828	$50,738	$613,535	$1,738,462

From time to time, we may also have additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving approval from the United States Food and Drug Administration, or FDA, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they would not be included in the commitment amounts above. As of June 30, 2005, we did not have any such contingent commitments.
In May 2005, we provided notice that we will terminate our service agreement with a third party vendor to provide information technology infrastructure services at certain sites in the United States and Europe. The termination will be effective in November 2005, and we expect to pay termination penalties, primarily in the fourth quarter of 2005. These costs have been expensed and accrued as of June 30, 2005.
Shareholders’ equity at June 30, 2005 was $519.3 million versus $568.1 million at December 31, 2004.

Quintiles Transnational Corp. and Subsidiaries
Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations and borrowings available under the revolving portion of our senior credit facility will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. We regularly evaluate our debt arrangements, as well as market conditions, and we actively explore opportunities to modify our existing debt arrangements or pursue additional debt financing arrangements that could result in the issuance of new debt securities by us or our affiliates in the near future or at a later time. We may use our existing cash, cash generated from operations or dispositions of assets or business and/or proceeds from any new financing arrangements to pay off or reduce some of our outstanding obligations or to pay dividends to our parent which could be used to repurchase equity securities or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition and expansion possibilities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue acquisition or expansion opportunities, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any of these contemplated or potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in the credit agreement governing our senior secured credit facility, our indenture and the indenture governing the senior discount notes issued by Pharma Services Intermediate Holding Corp., or Intermediate Holding. We cannot assure you that we will be able to complete any such alternative financing arrangements or other transactions or that the terms of any financing transactions would be more favorable to us than our existing obligations.
Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities-An Interpretation of ARB No.51,” or FIN 46, which requires the assets, liabilities and results of operations of variable interest entities, or VIEs, to be consolidated into the financial statements of the company that has a controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. In December 2003, the FASB published a revision to FIN 46, or FIN 46R, to clarify some of the provisions of the interpretation and to defer the effective dates of implementation for certain entities. We adopted these provisions of FIN 46R, as required, on January 1, 2005. We evaluated our PharmaBio Development investments and relationships, joint ventures, as well as certain interests and/or transactions that we maintain with entities owned by various related parties in accordance with the provisions in FIN 46R and related FASB staff positions. We determined that it was not appropriate to consolidate these entities into our financial statements. Therefore, the adoption of FIN 46R did not have a material effect on our financial position or results of operations.
In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payments be recognized in the financial statements. In addition, SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. We account for our share-based payment transactions with employees in accordance with the provisions of SFAS No. 123. We are evaluating the impact that the adoption of SFAS No. 123(R) on January 1, 2006, will have on our financial condition and results of operations.

Quintiles Transnational Corp. and Subsidiaries
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial condition or results of operations due to our limited use of nonmonetary exchanges.
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, “Accounting Changes,” for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. We will adopt SFAS No. 154 on January 1, 2006, as required. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial condition or results of operations.
During June 2005, FASB issued Derivatives Implementation Group, or DIG, Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put or Call Option,” and No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” Both of these DIG Issues are effective for quarters beginning after December 31, 2005. We are evaluating the impact that the adoption of these DIG Issues will have on our financial condition and results of operations.

Quintiles Transnational Corp. and Subsidiaries
BACKLOG AND NET NEW BUSINESS REPORTING
We report backlog based on anticipated net revenue from uncompleted projects that our customers have authorized and we believe to be firm. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at June 30, 2005, backlog was approximately $2.8 billion, as compared to approximately $2.2 billion at June 30, 2004. The backlog at June 30, 2005 and 2004 includes approximately $350.7 million and $30.6 million, respectively, of backlog related to services contracted from our service groups, primarily Commercial Services, in connection with the strategic alliances forged by our PharmaBio Development Group.
Net new business, which includes anticipated net revenue from contracts that we entered into during the period and adjusted for contracts which were canceled during the period, for the six months ended June 30, 2005 and 2004 was approximately $1.1 billion and $954.5 million, respectively. Included in net new business was approximately $19.2 million and $13.3 million of net wins of internal service contracts for the same periods. Net new business during the six months ended June 30, 2005 and 2004, was approximately $745.0 million and $683.0 million, respectively, for our Product Development Group and approximately $379.3 million and $270.9 million, respectively, for our Commercial Services Group.
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
The reporting of revenue backlog and net new business is not authoritatively prescribed; therefore, practices tend to vary among competitors and reported amounts are not necessarily comparable.

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
As of June 30, 2005, we had outstanding debt of approximately $638.6 million. Of the total debt, approximately $188.6 million is secured, and an additional $75.0 million in loans available under our senior credit facility also are secured by substantially all of our assets, if drawn upon.
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

Quintiles Transnational Corp. and Subsidiaries
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

Quintiles Transnational Corp. and Subsidiaries
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
As part of the terms of its investment in our Japanese subsidiary, QJPN, Mitsui acquired certain rights that could potentially allow Mitsui to acquire the remainder of our interest in QJPN. Upon the occurrence of certain actions by us or Pharma Services, including liquidation, dissolution, bankruptcy or similar events, Mitsui will have the option to (1) sell to us all or part of its interest in QJPN at a premium or (2) purchase from us all or part of our interest in QJPN at a discount. In addition, if there is a change in control of us or Pharma Services or a breach of certain provisions of our investment agreement with Mitsui, Mitsui could sell to us its entire interest in QJPN. As a result, if such rights are triggered, we could lose control of QJPN or be required to spend significant funds to acquire Mitsui’s interest in QJPN, either of which could have a material adverse effect on our business, results of operations and financial condition.
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
As part of our PharmaBio Development Group’s business strategy, we enter into arrangements with customers in which we take on some of the risk of the potential success or failure of the customers’ business or products. These arrangements may include making a strategic investment in a customer, providing financing to a customer or acquiring an interest in the revenues from a customer’s product. For example, we may build or provide a sales organization for a biotechnology customer to commercialize a new product in exchange for an equity share in the business and a percentage of revenues of the product. We anticipate that in the early periods of many of these relationships, our expenses will exceed revenues from these arrangements, particularly where we are providing a sales force for the product at our own cost. Aggregate royalty or other payments made to us under these arrangements may not be adequate to

Quintiles Transnational Corp. and Subsidiaries
offset our total expenditure in providing a sales force or in making milestone or marketing payments to our customers. We carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. Products underlying our commercial rights strategies may not complete clinical trials, receive approval from the FDA or achieve the level of market acceptance or consumer demand that we expect, in which case we might not be able to earn a profit or recoup our investment with regard to a particular arrangement. In addition, the timing of regulatory approval and product launch and the achievement of other milestones are generally beyond our control and can affect our actual return from these investments. As a result, we could lose the value of our investments in our customers’ business or products. The potential negative effect to our financial performance could depend on the nature and timing of these arrangements and the length of time before it becomes apparent that the business or product will not achieve success. Our financial results would be adversely affected if our customers or their products do not achieve the level of success that we anticipate and/or our return or payment from the product investment or financing is less than our cost with respect to these arrangements. An additional negative effect of investments in our customers’ business or products could be that we are not awarded projects by other customers who believe we are in competition with them because of the investments.
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
In addition, we remain subject to other indemnity obligations to WebMD, including for losses arising out of the settlement agreement itself or out of the sale of ENVOY to WebMD. In particular, we could be liable for losses which may arise in connection with a class action lawsuit filed against ENVOY prior to our purchase and subsequent sale of it to WebMD, which has been settled. ENVOY and its insurance carrier, Federal Insurance Company, or Federal, filed a lawsuit against us in June 2003 alleging that we should be responsible for payment of the settlement amount of $11.0 million and related fees and costs in connection with the class action lawsuit settlement. Our indemnity obligation with regard to losses arising from the sale of ENVOY to WebMD including ENVOY’s class action lawsuit is not subject to the limitation on the first $20.0 million of aggregate losses described above.
In connection with the sale of certain assets relating to our Bioglan business, including rights to certain dermatology products, to Bradley Pharmaceuticals, Inc., we agreed to indemnify Bradley for losses caused by the manufacture, packaging, labeling, promotion, distribution, transportation, storage or sale of those products by us or on our behalf prior to the transaction closing or patients’ use of products sold by us or on our behalf prior to the transaction closing. For example, we could face product liability claims in the event users of these products, who bought them during the time we owned the product rights,

Quintiles Transnational Corp. and Subsidiaries
experienced negative reactions or adverse side effects or in the event such products cause injury or are found to be unsuitable for their intended purposes or are otherwise defective. We are subject to similar risks with respect to any pharmaceutical product rights we may own at any time. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products we sold, and any such product liability claims could adversely affect our operating results or financial condition.
We may be exposed to additional income tax liabilities.
In January 2004, we received a written communication from the Internal Revenue Service asserting that the income tax basis of the stock of our former ENVOY subsidiary (which we sold in 2000 in a taxable transaction) may have been overstated and proposing an increase in our income taxes owed for 2000 by approximately $153.1 million. After further discussions, the Internal Revenue Service revised and reissued its prior communication, reducing the proposed assessment to $84.6 million. If our income tax basis is reduced, we will be required to pay additional income taxes, plus interest and possible penalties, on the amount of such reduction. If the reduction in our income tax basis is large enough, the resulting income tax effect could have a material adverse impact on our liquidity and financial condition. We are contesting the Internal Revenue Service’s challenge and are presently in the appeals process with the Internal Revenue Service.
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
We are subject to a wide range of government regulations and review by a number of regulatory agencies including, in the United States, the Department of Justice, FDA, the United States Drug Enforcement Administration, or DEA, the Department of Transportation and similar regulatory agencies throughout the world. Any failure on our part to comply with applicable regulations could have an adverse impact on our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be compromised, and we could be required to repeat the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or products. In these situations, we have often provided services to our customers with respect to the trials, programs or products being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our customers’ trials, programs or products could have an adverse effect on our business and reputation.
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
Included in the services we provide are technology systems which are proprietary or licensed to us, such as our Interactive Voice Response System, or IVRS, which, among other things, enables randomization of participants in a given clinical trial to different treatment arms and regulates the supply of investigational medicinal product, all by means of a touch tone telephone system. Malfunction of these systems could impair our customer delivery or harm our business. For example, if IVRS malfunctions and, as a result, clinical trial participants are incorrectly randomized or supplied with an incorrect medicinal product during the course of the clinical trial, then any such event would create a risk of liability to us from the pharmaceutical companies with which we contract or participants in the clinical trial concerned.
We also contract with physicians to serve as investigators in conducting clinical trials. Such studies create risk of liability for personal injury to or death of clinical trial participants, particularly to clinical trial

Quintiles Transnational Corp. and Subsidiaries
participants with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with which we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses.
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
We also package, label and distribute clinical trial supplies. We could be held liable for any problems that result from the trial drugs we package, label and distribute, including any quality control problems in our clinical trial supplies facilities, resulting in, for example, clinical trial supplies being incorrectly labeled, packaged, counted or distributed with potential consequences such as participants in the clinical trial receiving the incorrect medication or the incorrect dose of the medication concerned. These eventualities and others potentially arising from such errors could expose us to liability with both the pharmaceutical companies with which we contract and clinical trial participants. In addition, our clinical trial supplies facilities in the United States are subject to regulation and potential inspection by both the FDA and the DEA.
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
When we market and sell pharmaceutical products under contract for a pharmaceutical company, we could suffer liability for harm allegedly caused by those products, either as a result of a lawsuit against the pharmaceutical company to which we are joined, a lawsuit naming us or any of our subsidiaries, or an action launched by a regulatory body. While we are indemnified by the pharmaceutical company for the action of the products we market and sell on its behalf, and while we carry insurance to cover harm caused by our negligence in performing services, it is possible that we could nonetheless incur financial losses, regulatory penalty or both.

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
We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts. At June 30, 2005, we had 27 open foreign exchange forward contracts relating to service contracts, totaling approximately $12.9 million. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our foreign currency transaction risk associated with our service contracts.
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

Quintiles Transnational Corp. and Subsidiaries
New and proposed laws and regulations regarding confidentiality of patients’ information could result in increased risks of liability or increased cost to us or could limit our service offerings.
The confidentiality and release of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for certain types of individually identifiable health information, or protected health information. We do not meet the definition of a “covered entity” under HIPAA; however, we are indirectly affected by HIPAA because many investigators with whom we are involved in clinical trials are HIPAA “covered entities.” Also, the European Union, or EU, and its member states, as well as other countries, continue to issue new privacy and data protection rules. One current requirement of the EU Data Protection Directive is that personal data, including patient-specific information, can be transferred outside the EU only to a country or entity that it deems as providing “an adequate level of protection.” In January 2005, we certified to the United States-EU Safe Harbor, which establishes a presumption by the EU of such an “adequate level of protection.” As a practical matter, this means that personal data collected lawfully in the EU may be freely transferred to our sites in the United States. However, if we fail to comply with the certification provisions or to resolve any serious privacy complaints, this could result in regulatory sanction and increased liability from potential claims against us. National and United States state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.
We may be adversely affected by customer or therapeutic concentration.
Although we did not have any one customer that accounted for 10% of net revenues for the three or six months ended June 30, 2005, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected. For the three and six months ended June 30, 2005, we had one customer who represented almost 10% of net revenues.
Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class involving drugs with the same or similar chemical action may adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class. Similarly, marketing and selling products for different sponsors with similar drug action subjects us to risk if new scientific information or regulatory judgment prejudices the products as a class, leading to compelled or voluntary prescription limitations or withdrawal of some or all of the products from the market.

Quintiles Transnational Corp. and Subsidiaries
If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.
If we were unable to produce electronic records that meet the requirements of FDA regulations, our customers may be adversely affected when they submit the data concerned to the FDA in support of an application for approval of a product, which could harm our business. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule,” or Part 11, in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Further, in August 2003, the FDA issued a “Guidance for Industry: Part 11, Electronic Records; Electronic Signatures — Scope and Application,” and, in September 2004, the agency issued a draft version of the “Guidance for Industry: Computerized Systems Used in Clinical Trials, Revision 1.” These guidance documents set forth the FDA’s current thinking on this topic. Further, on July 9, 2004, the FDA accepted comments from the public in order to re-evaluate or possibly amend or rescind Part 11. Currently, however, the regulation requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records, and Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Our ability to provide services to our customers depends in part on our compliance with the FDA’s requirements regarding Part 11. We are making steady and documented progress in bringing our critical computer applications into compliance according to written enhancement plans that have been reviewed and approved by third party authorities. Lower-priority systems are, likewise, being reviewed and revalidated. If we are unable to complete these compliance objectives, our ability to provide services to our customers that meet FDA requirements may be adversely affected.
The proposed sale of our EDP business may fail to close, which could result in additional expense to us.
The sale of our EDP business is subject to customary conditions, including regulatory approval, some of which are outside our control. If the sale of our EDP business fails to close, the disruption caused by the sale process may adversely affect the operations of that business or add to our expense in continuing to operate it.

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

Quintiles Transnational Corp. and Subsidiaries
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that we believe materially affected, or will be reasonably likely to materially affect, our company-wide internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
On January 22, 2002, Federal Insurance Company, or Federal, and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, sought to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal sought declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in a class action lawsuit that was settled during 2004 involving an Alzheimer’s study and, if one or more of such claims was determined to be covered, Chubb and Federal requested an allocation of the defense costs between the claims they contended were covered and non-covered claims. We filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We signed a settlement agreement with Federal and Chubb, which did not result in us making any payments. The case against us by Federal and Chubb was dismissed on December 30, 2004. We have also signed a settlement agreement with AON, which did not result in us making any payments. The case between us and AON was dismissed on March 29, 2005.

Quintiles Transnational Corp. and Subsidiaries
On June 13, 2003, ENVOY and Federal filed suit against us in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached a settlement, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760, or the Envoy Securities Litigation. The plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions are pending before the court. All parties have agreed to a stay of discovery. We believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.
On June 28, 2004, ML Laboratories PLC, or ML, filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited, or Novex, one of our subsidiaries. This claim relates to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleges breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML is for damages of £55.1 million (approximately $103.3 million). On December 17, 2004, Novex filed an answer and counter-claim asserting breach of contract. On April 13, 2005, we agreed to a settlement and we subsequently made a payment to ML, which did not have a material adverse effect on our financial condition.

Quintiles Transnational Corp. and Subsidiaries
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

Quintiles Transnational Corp. and Subsidiaries
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable
Item 3. Defaults upon Senior Securities - Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable
Item 5. Other Information - Not Applicable
Item 6. Exhibits

Exhibit No.	Description
2.01	Purchase Agreement, dated July 18, 2005, by and among Aptuit, Inc., Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited, and Quintiles Clinical Supplies Americas, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated July 18, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Quintiles Transnational Corp. and Subsidiaries
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Quintiles Transnational Corp.

Registrant

Date August 12, 2005	/s/ Dennis B. Gillings
Dennis B. Gillings, Executive Chairman
and Chief Executive Officer

Date August 12, 2005	/s/ John D. Ratliff
John D. Ratliff, Executive Vice President
and Chief Financial Officer

Quintiles Transnational Corp. and Subsidiaries
EXHIBIT INDEX

Exhibit	Description
2.01	Purchase Agreement, dated July 18, 2005, by and among Aptuit, Inc., Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited and Quintiles Clinical Supplies Americas, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated July 18, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.