Form 10-Q
period 2005-09-30
QUINTILES TRANSNATIONAL CORP
filed 2005-11-14
CIK 919623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      The number of shares of Common Stock, $.01 par value, outstanding as of September 30, 2005 was 125,000,000.

*	The registrant has filed all reports required by Section 15(d) of the Exchange Act in the past 12 months, but the registrant is a voluntary filer and is not subject to the requirements of Section 15(d).

Part I. Financial Information

Item 1.	Financial Statements
Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Unaudited)	(Note 1)
	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$479,499	$535,680
Trade accounts receivable and unbilled services, net	338,254	263,072
Investments in debt securities	588	569
Prepaid expenses	20,025	19,152
Deferred income taxes	28,100	28,640
Other current assets and receivables	36,949	25,406
Assets of discontinued operations	—	223,690

Total current assets	903,415	1,096,209
Property and equipment	175,623	170,097
Less accumulated depreciation	(69,981)	(49,126)

	105,642	120,971
Intangibles and other assets:
Investments in debt securities	12,869	11,552
Investments in marketable equity securities	33,450	24,425
Investments in non-marketable equity securities and loans	52,985	56,441
Investments in unconsolidated affiliates	125,692	120,984
Commercial rights and royalties	122,961	138,543
Accounts receivable — unbilled	38,734	46,669
Goodwill	88,238	97,735
Other identifiable intangibles, net	227,204	270,652
Deferred income taxes	58,623	2,877
Deposits and other assets	37,897	48,922

	798,653	818,800

Total assets	$1,807,710	$2,035,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322,186	$333,928
Credit arrangements	18,758	20,319
Unearned income	206,742	190,150
Other current liabilities and income taxes	8,418	32,265
Liabilities of discontinued operations	—	28,697

Total current liabilities	556,104	605,359
Long-term liabilities:
Credit arrangements, less current portion	617,400	774,562
Deferred income taxes	—	29,516
Minority interest	37,952	38,550
Unearned income	37,202	—
Other liabilities	15,825	19,902

	708,379	862,530

Total liabilities	1,264,483	1,467,889
Shareholders’ equity:
Common stock and additional paid-in capital, 125,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	522,493	521,979
Accumulated deficit	(4,254)	(6,384)
Accumulated other comprehensive income	24,988	52,496

Total shareholders’ equity	543,227	568,091

Total liabilities and shareholders’ equity	$1,807,710	$2,035,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Unaudited)
	(In thousands)
Net revenues	$470,290	$396,497	$1,413,721	$1,167,020
Add: reimbursed service costs	141,109	91,620	377,371	251,573

Gross revenues	611,399	488,117	1,791,092	1,418,593
Costs, expenses and other:
Costs of revenues	441,497	357,888	1,285,462	1,026,055
Selling, general and administrative	136,857	147,021	431,557	433,562
Interest expense (income), net	12,088	14,838	41,702	44,033
Other expense (income), net	(2,240)	(247)	423	(3,014)
Restructuring	3,358	—	22,565	—
Impairments	—	—	6,633	—
Transaction expense, net	—	—	(2,666)	—
Gain on sale of portion of an investment in a subsidiary	—	—	—	(24,688)
Non-operating gain on change of interest transaction	—	—	—	(10,030)

	591,560	519,500	1,785,676	1,465,918

Income (loss) before income taxes	19,839	(31,383)	5,416	(47,325)
Income tax (benefit) expense (includes $17,778 and $49,299 of income tax benefit related to American Jobs Creation Act of 2004 for the three and nine months ended September 30, 2005, respectively)	(9,489)	(15,111)	(38,862)	1,729

Income (loss) before minority interests and equity in (losses) earnings of unconsolidated affiliates	29,328	(16,272)	44,278	(49,054)
Equity in (losses) earnings of unconsolidated affiliates	(849)	(366)	(1,377)	(389)
Minority interests	(1,154)	(702)	(3,222)	(1,135)

Income (loss) from continuing operations, net of income taxes	27,325	(17,340)	39,679	(50,578)
Income (loss) from discontinued operations, net of income taxes	4,233	(2,002)	(32,940)	5,401
(Loss) gain from sale of discontinued operations, net of income taxes	(4,609)	53,802	(4,609)	53,802

Net income	$26,949	$34,460	$2,130	$8,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	(Unaudited)
	(In thousands)
Operating activities
Net income	$2,130	$8,625
Loss (income) from discontinued operations, net of income taxes	32,940	(5,401)
Loss (gain) from sale of discontinued operations, net of income taxes	4,609	(53,802)

Income (loss) from continuing operations	39,679	(50,578)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	81,718	86,459
Amortization of debt issuance costs	5,879	2,643
Amortization of commercial rights and royalties assets	16,527	8,301
Restructuring charge accrual	22,565	—
Restructuring charge payments	(19,145)	(6,061)
Impairment of long-lived assets	6,633	—
Loss from sales and impairments of investments, net	1,952	6,303
Loss on disposals of property and equipment, net	48	262
Gain from sale of certain assets	—	(5,835)
Gain from sale of a portion of an investment in a subsidiary	—	(24,688)
Non-operating gain on change of interest transaction	—	(10,030)
(Benefit from) provision for deferred income tax expense	(24,764)	18,171
Change in accounts receivable, unbilled services and unearned income	(68,334)	(53,972)
Change in other operating assets and liabilities	20,940	(2,539)
Other	1,675	(1,140)

Net cash provided by (used in) continuing operations	85,373	(32,704)
Net cash provided by discontinued operations	9,768	4,279

Net cash from operating activities	95,141	(28,425)
Investing activities
Acquisition of property and equipment	(27,032)	(31,210)
Payment of transaction costs in Transaction	(2,856)	(17,393)
Acquisition of businesses, net of cash acquired	(13,901)	(2,189)
Acquisition of commercial rights and royalties	(20,944)	(13,000)
Proceeds from disposal of discontinued operations, net of expenses	120,230	177,936
Proceeds from sale of certain assets	—	9,218
Proceeds from sale of minority interest in subsidiary	—	35,963
Proceeds from disposition of property and equipment	5,428	5,561
Purchases of debt securities, net	(977)	(612)
Purchases of equity securities and other investments	(15,835)	(12,045)
Proceeds from sale of equity securities and other investments	9,080	30,210
Other	59	250

Net cash provided by continuing operations	53,252	182,689
Net cash used in discontinued operations	(11,293)	(6,941)

Net cash from investing activities	41,959	175,748
Financing activities
Debt issuance costs paid	(2,821)	—
Principal payments on credit arrangements	(165,134)	(14,293)
Intercompany with parent companies	(598)	(724)
Proceeds from change in interest transaction	—	41,773

Net cash (used in) provided by continuing operations	(168,553)	26,756
Net cash used in discontinued operations	(18)	(21)

Net cash from financing activities	(168,571)	26,735
Effect of foreign currency exchange rate changes on cash	(24,710)	(537)

(Decrease) increase in cash and cash equivalents	(56,181)	173,521
Cash and cash equivalents at beginning of period	535,680	375,163

Cash and cash equivalents at end of period	$479,499	$548,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2005

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
      During the third quarter of 2005, the Company identified errors in previous accounting for foreign currency gains and losses and revenue recognition related to certain contracts at two of its international locations. The Company corrected these items during 2005. The net impact of these corrections was a decrease to income before income taxes and net income of approximately $1.4 million and $612,000, respectively, for the three months ended September 30, 2005, and approximately $2.0 million and $866,000, respectively, for the nine months ended September 30, 2005. The errors primarily pertain to 2004 although certain of the amounts relate to periods prior to 2004. The errors resulted in an increase to income before income taxes and net income of approximately $1.6 million and $685,000, respectively, for the year ended December 31, 2004. The Company concluded that these errors had an immaterial effect on both the current year and prior year financial statements, including interim quarterly periods, and therefore has recorded the adjusting entries during 2005.
      In August 2004, the Company completed the sale of certain assets related to its Bioglan Pharmaceuticals business (“Bioglan”). Accordingly, the operating results of Bioglan for the three and nine months ended September 30, 2004 have been reflected separately in the accompanying financial statements as a discontinued operation.
      In September 2005, the Company completed the sale of its Early Development and Packaging business (“EDP Business”) as further described in Note 14. The EDP Business operating results for the three and nine months ended September 30, 2005 and 2004 and the EDP Business balance sheet at December 31, 2004 has been reflected separately in the accompanying financial statements as a discontinued operation.

2.	Employee Stock Compensation
      Pharma Services Holding, Inc. (“Pharma Services”), the Company’s parent company, granted options to purchase 267,500 shares of its common stock to certain of the Company’s employees during the nine months ended September 30, 2005, including 40,000 which were granted during the quarter ended September 30, 2005. As of September 30, 2005, there were options to acquire 3,902,500 shares of Pharma Services’ common stock outstanding.
      In addition, Pharma Services issued restricted common stock to certain of the Company’s employees, other than executive officers, for full recourse notes with a fixed interest rate. As of September 30, 2005, there were approximately 4.0 million shares of such restricted stock outstanding.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” effective January 1, 2004; therefore, the Company accounts for the stock options granted and the restricted stock issued for recourse notes by Pharma Services to the Company’s employees under the fair value method of SFAS No. 123. The Company recognized $121,000 and $53,000 of compensation expense for the three months ended September 30, 2005 and 2004, respectively, and $304,000 and $139,000 of compensation expense for the nine months ended September 30, 2005 and 2004, respectively, in accordance with SFAS No. 123.

3.	Commercial Rights and Royalties
      Commercial rights and royalties related assets are classified either as commercial rights and royalties or accounts receivable — unbilled in the non-current asset section of the accompanying balance sheets. Additionally, a balance related to unearned income on two commercial rights and royalties related agreements is classified as a long-term liability in the accompanying balance sheets. Below is a summary of the commercial rights and royalties related assets and liabilities (in thousands):

	September 30,	December 31,
	2005	2004

Commercial rights and royalties	$122,961	$138,543
Accounts receivable-unbilled	38,734	46,669
Unearned income — long-term	37,202	—
      Below is a brief description of these agreements:
      In May 1999, the Company entered into an agreement with CV Therapeutics, Inc. (“CV Therapeutics”) to commercialize Ranexatm for angina in the United States and Canada. In July 2003, CV Therapeutics and the Company entered into a new agreement that superseded the prior agreement. Under the terms of the July 2003 agreement, all rights to Ranexatm reverted back to CV Therapeutics, and CV Therapeutics will owe no royalty payments to the Company. Under the July 2003 agreement, the Company received a warrant to purchase 200,000 shares of CV Therapeutics’ common stock at $32.93 per share during the five-year term commencing July 9, 2003. CV Therapeutics continues to be obligated to purchase from the Company, within six months of the approval of Ranexatm, services of at least $10.0 million in aggregate value or to pay the Company a lump sum amount equal to 10% of any shortfall from $10.0 million in purchased services.
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
      In June 2001, the Company entered into an agreement with Pilot Therapeutics, Inc. (“Pilot”) to commercialize a natural therapy for asthma, AIROZINtm, in the United States and Canada. The agreement calls for the Company to provide commercialization services for AIROZINtm. Pursuant to the agreement, the Company has funded $4.0 million under a line of credit, which is the maximum Pilot may borrow in accordance with the limitations imposed by the agreement. Further, based on achieving certain milestones, the Company committed to funding 50% of sales and marketing activities for AIROZINtm over five years with a $6.0 million limit per year. Following product launch, the agreement provides for the Company to receive royalties based on the net sales of AIROZINtm. The royalty percentage will vary to allow the Company to achieve a minimum rate of return. The Form 10-QSB filed by Pilot on September 5, 2003 indicated that Pilot

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
would need significant additional financing to continue operations beyond September 15, 2003, and Pilot has not made any additional filings with the Securities and Exchange Commission since that time. As such, the Company recorded an impairment of $4.0 million during 2003 on the loan receivable from Pilot and reduced its five-year contingent commitment for the sales force and marketing activities to zero at December 31, 2003. In 2004, Pilot ceased active operations. The non-binding letter of intent the Company signed in September 2004 with Pilot’s banker to convert the Company’s debt to equity in Pilot as part of Pilot’s proposed recapitalization plan has since expired. The Company continues to discuss other alternatives however no agreement has been reached.
      In December 2001, the Company entered into an agreement with Discovery Laboratories, Inc. (“Discovery”) to commercialize, in the United States, Discovery’s humanized lung surfactant, Surfaxin®. Under the terms of the agreement, the Company acquired 791,905 shares of Discovery’s common stock and a warrant to purchase 357,143 shares of Discovery’s common stock at $3.48 per share for a total of $3.0 million, and agreed to make available to Discovery a line of credit up to $10.0 million for pre-launch commercialization services as certain milestones are achieved by Discovery. The Company has made $8.5 million available under the line of credit, of which $8.5 million has been funded as of September 30, 2005. In addition, the Company has received warrants to purchase approximately 320,000 shares of Discovery’s common stock as milestones were achieved. The Company agreed to pay the sales and marketing activities of this product up to $10.0 million per year for seven years. In return, Discovery agreed to pay the Company commissions based on net sales of Surfaxin® for meconium aspiration syndrome, infant respiratory distress syndrome and all “off-label” uses for 10 years. The subscription agreements under which the Company acquired its shares of Discovery’s common stock included participation rights to acquire additional shares of Discovery. The Company exercised its participation rights in two such transactions with Discovery during November 2002 and July 2003 whereby the Company purchased a total of 484,305 shares of Discovery’s common stock along with detachable warrants to purchase 163,423 shares of Discovery’s common stock. Additionally, at various times during 2003 and 2004, the Company has used the cashless exercise feature of the warrant contracts to purchase 796,954 shares of common stock and received 561,485 shares of Discovery’s common stock. During November 2004, the Company and Discovery agreed to restructure the commercialization arrangements to allow Discovery to assume the entire commercialization program for Surfaxin®. As part of this new arrangement, the Company (i) will not pay for the sales and marketing activities of Surfaxin®, nor receive commissions on the net sales of Surfaxin®, (ii) has extended the $8.5 million line of credit through December 31, 2006, and (iii) received a warrant to purchase 850,000 shares of Discovery’s common stock at an exercise price of $7.19 per share, which resulted in the Company recognizing revenues of $1.2 million related to the settlement of the commercialization arrangements. The Company continues to have a preferred provider relationship with Discovery. During January 2005, Discovery’s contract manufacturer received a letter from the United States Food and Drug Administration (“FDA”) notifying it of certain deficiencies in its manufacturing process. During October 2005, Discovery’s management stated that the FDA notified them that their response was complete and the six month review process had begun. Discovery’s management now anticipates the commercial launch of Surfaxin®, if approved, to be during the second quarter of 2006. In addition, during February 2005, Discovery received an Approvable Letter from the FDA for Surfaxin® for the prevention of Respiratory Distress Syndrome in premature infants. The Company believes that the delay in the expected launch date will not impact Discovery’s ability to repay the $8.5 million line of credit outstanding at September 30, 2005.
      In January 2002, the Company entered into an agreement with Kos Pharmaceuticals, Inc. (“Kos”) to commercialize, in the United States, Kos’ treatments for cholesterol disorders, Advicor® and Niaspan®. Advicor® was launched in January 2002 and Niaspan® is also on the market. Under the terms of the agreement, the Company provided, at its own expense, a dedicated sales force of 150 cardiovascular-trained representatives who, in combination with Kos’ sales force of 300 representatives, commercialized Advicor® and Niaspan® for the first two years after launch (January 2002 to December 2003). In return, the Company

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
received a warrant to purchase 150,000 shares of Kos’ common stock at $32.79 per share, exercisable in installments over the first two years of the agreement. Further, the Company receives commissions based on net sales of the product from 2002 through 2006. The commission payments are subject to minimum and maximum amounts, as amended September 30, 2003, of $50.0 million and $65.0 million, respectively, over the life of the agreement. Through September 30, 2005, the Company has received payments totaling approximately $41.5 million. The proceeds are reported in the statement of cash flows as an operating activity — change in operating assets and liabilities. In March 2005, the Company sold its warrant to acquire Kos’ common stock for $2.5 million, which resulted in a gain of $930,000 recorded in investment revenues.
      During the second quarter of 2002, the Company finalized the arrangements under its previously announced letter of intent with a large pharmaceutical customer to market pharmaceutical products in Belgium, Germany and Italy. Either party may cancel the contract at six-month intervals in the event that sales are not above certain specified levels. In the first quarter of 2003 and the third quarter of 2003, the agreements in Germany and Belgium, respectively, were terminated. During the third quarter of 2005, the Company renegotiated the contract in Italy, whereby the Company will provide the sales force on a fee-for-service basis over the next three years. The customer has the option to cancel the contract at the end of the second year in return for a cancellation payment to the Company. In addition, the Company will continue to earn a minimum payment related to promotional and planning efforts for the remaining products.
      In July 2002, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to support Lilly in its commercialization efforts for Cymbalta® in the United States. The FDA approved Lilly’s New Drug Application for Cymbalta® in the third quarter of 2004 for the treatment of depression. Under the terms of the agreement, the Company is providing, at its expense, more than 500 sales representatives to supplement the extensive Lilly sales force in the promotion of Cymbalta® for the five years following product launch. The Company’s sales force will promote Cymbalta® in its primary, or P1, position within sales calls. During the first three years Lilly will pay for the remainder of the capacity of this sales force, referred to as the P2 and P3 positions, on a fee-for-service basis. The Company made marketing and milestone payments to Lilly totaling $110.0 million of which $70.0 million was paid in 2002, $20.0 million was paid in 2004 and $20.0 million was paid in 2005. In addition, the Company paid Lilly during 2004 an additional $5.0 million upon approval of Cymbalta® for diabetic peripheral neuropathic pain. The revenues related to this indication will be included in the basis for the royalties paid to the Company. The $115.0 million in payments made have been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the five-year service period, which commenced in August 2004. The sales force costs are being expensed as incurred. The payments are reported in the statement of cash flows as an investing activity — acquisition of commercial rights and royalties. Prior to FDA approval, the $70.0 million payment was classified as an advance to customer on the balance sheet. Following the FDA approval, this amount and subsequent payments are classified as a commercial rights and royalties asset. In return for the P1 position for Cymbalta® and the marketing and milestone payments, Lilly will pay to the Company 8.25% of United States Cymbalta® sales for depression and other neuroscience indications over the five-year service period followed by a 3% royalty over the subsequent three years. The Company recognized revenues, net of related amortization, related to the royalty, and P2 and P3 positions on Cymbalta®, of $36.9 million for the nine months ended September 30, 2005.
      In July 2002, the Company entered into an agreement with Columbia Laboratories, Inc. (“Columbia”) to commercialize, in the United States, the following women’s health products: Prochievetm 8%, Prochievetm 4%, Advantage-S® and RepHreshtm. Under the terms of the agreement, the Company purchased 1,121,610 shares of Columbia’s common stock for $5.5 million. The Company also paid to Columbia four quarterly payments of $1.125 million totaling $4.5 million. The payments were reported in the statement of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive royalties of 5% on the sales of the four Columbia women’s healthcare products in the United States for a five-year period beginning in the first quarter of 2003. The royalties are subject to minimum and

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
maximum amounts of $8.0 million and $12.0 million, respectively, over the life of the agreement. Through September 30, 2005, the Company has received payments totaling approximately $2.9 million. The proceeds are reported in the statement of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products. The same sales force also commercializes Columbia’s Strianttm product under the Company’s March 2003 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The purchase of the Columbia common stock included participation rights to acquire additional shares of Columbia. During July 2003, the Company exercised its participation rights and purchased an additional 56,749 shares of Columbia for $664,000.
      In March 2003, the Company entered into an agreement with Columbia to commercialize Columbia’s Strianttm testosterone buccal bioadhesive product in the United States. Strianttm was approved in June 2003 by the FDA for the treatment of hypogonadism. Under the terms of the agreement, the Company has made five quarterly payments to Columbia of $3.0 million each, totaling $15.0 million. The payments were reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. In return, the Company will receive a 9% royalty on the net sales of Strianttm in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty on the net sales above those levels. The royalty term is seven years. Royalty payments are subject to minimum and maximum amounts of $30.0 million and $55.0 million, respectively, over the life of the agreement. Through September 30, 2005, the Company has received payments totaling approximately $687,000. The proceeds are reported in the statements of cash flows as an operating activity — change in operating assets and liabilities. In addition, the Company will provide to Columbia, at Columbia’s expense on a fee-for-service basis, a sales force to commercialize the products for a two-and-a-half year term. The same sales force also commercializes the women’s health products of Columbia under the Company’s July 2002 agreement. In January 2004, the Company and Columbia agreed to restructure the fee-for-service agreement to allow for an accelerated transfer of the sales force management responsibility to Columbia. The Company has continued to monitor the revenue growth of Columbia’s Strianttm product and Columbia’s women’s health products, which are subject to separate agreements with the Company, and the ability of Columbia to meet its minimum obligations under these agreements. Based upon the financial prospects of Columbia and the Company’s assessment of various potential outcomes it might realize under its agreements with Columbia, the Company recognized an impairment of $7.8 million in its commercial rights and royalties asset relating to the Strianttm product during the third quarter of 2004. In February 2005, Columbia announced a plan to reduce its sales force from 68 sales representatives to 28. The Company’s sales force was impacted by this reduction. The Company believes that the remaining carrying value associated with the accounts receivable and commercial rights assets related to the Columbia products continues to be recoverable.
      In December 2002, the Company entered into an agreement with a large pharmaceutical customer to market two products in Belgium. Under the terms of an asset purchase agreement, the Company has the rights to one product in Belgium in exchange for payments of 5.5 million euros (approximately $6.6 million). The customer will continue to manufacture the product through 2005. Under the terms of a distribution agreement, the Company has the rights to market the other product in Belgium for a period of six years in exchange for payments of 6.9 million euros (approximately $8.3 million) of which 2.2 million euros (approximately $2.7 million) are in the form of services to be completed by December 31, 2008, based on the Company’s standard pricing. The Company has paid a total of 10.2 million euros (approximately $12.3 million) as of September 30, 2005. The payments have been accounted for as intangible assets on the balance sheet and were reported in the statements of cash flows as an investing activity — acquisition of intangible assets. The Company has also provided all of the services to the customer under the 2.2 million euros service component. The Company’s service obligation is recorded as a cost of the distribution rights and is being amortized over the six-year distribution agreement. The customer will continue to manufacture the product

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
for the six years of the distribution agreement. During the second quarter of 2005, the Company exercised the option within the agreement, which permits it to give the purchased product back to the large pharmaceutical customer under certain conditions. As a result and in connection with its normal quarter close process, the Company recorded an impairment of $3.0 million during the second quarter of 2005, which has been included in costs of revenues. As required by the agreement, the Company will continue the sale and distribution of the purchased product through December 31, 2005. The product being sold under the distribution arrangement was not affected by this decision and will continue to be marketed under the existing terms through December 31, 2008.
      In February 2004, the Company entered into an agreement with a large pharmaceutical customer to provide services in connection with the customer’s development and United States launch of a Phase III product (the “new product”), which is related to one of the customer’s currently marketed pharmaceutical products (the “existing product”). The existing product has historically achieved multi-hundred million dollars in sales annually. Under the agreement, the Company will provide, at its expense, up to $90.0 million of development and commercialization services for the new and existing products. The customer has agreed that at least $67.5 million of those services will be performed by the Company, at agreed upon rates. The customer may direct the Company to use third parties to perform up to $22.5 million of the $90.0 million of services. During the second quarter of 2005, the Company amended the agreement to allow the customer to evenly split the development and commercialization services between the Company and third parties, at $45.0 million each. The agreement contains quarterly limits on the Company’s service obligations with a maximum of $10.0 million of services in any quarter. The Company’s service obligations are anticipated to occur through the end of 2006, but may run longer depending on the customer’s actual use of services. In return for performing the obligations, the Company will receive (1) beginning in the first quarter of 2005, a low, single-digit royalty on United States net sales of the existing product and (2) beginning on the United States launch of the new product, a declining tiered royalty (beginning in the low teens) on United States net sales of the new product. The Company’s royalty period under the agreement lasts for approximately nine years; however, the agreement limits the amount of royalties the Company receives each year and also caps the aggregate amount of royalties the Company can receive under the agreement at $180.0 million. During the second quarter of 2005, the Company received a $20.0 million milestone payment from the customer due to the approval and launch of the new product in the United States. This cash receipt is reported in the statement of cash flows as an operating activity. The agreement also provides for royalty term extensions, in the event of certain other specified unfavorable circumstances such as product shortages or recalls. The customer may terminate the agreement at any time subject to the customer’s payment to the Company of the then-present value of its remaining expected royalties. The Company has provided and expensed $43.7 million of the $90.0 million services commitment under this agreement through September 30, 2005. The Company has recorded revenues related to the royalties and milestone payment of $14.7 million for the nine months ended September 30, 2005.
      In September 2004, the Company entered into an agreement with Solvay Pharmaceuticals B.V. (“Solvay”) to provide clinical development services valued at $25.0 million for ten Solvay clinical Phase II projects, thereby sharing the costs and uncertainties of the outcomes for these projects. The agreement specifies project and annual spending limits. Spending beneath these limits may be carried over to one of the other ten projects or another year, but may not exceed the overall $25.0 million limit. The Company will expense the costs related to these projects as the expenses are incurred. Through September 30, 2005, the Company has provided services of $4.8 million in value of the $25.0 million committed. The costs related to the $4.8 million have been expensed as incurred. In return, the Company will receive a milestone payment from Solvay for each of the compounds reaching positive clinical proof-of-principle and moving into further development. The agreement terminates upon the final determination of the successful or unsuccessful completion of the ten projects. No milestone payments have been received on projects in process as of September 30, 2005.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      In December 2004, the Company entered into an agreement with Cell Therapeutics, Inc. (“Cell Therapeutics”) involving Cell Therapeutics’ cancer therapy, TRISENOX® (arsenic trioxide). Under the agreement, the Company paid Cell Therapeutics $25.0 million in cash and will make available $5.0 million in services from the Company. The $25.0 million payment has been capitalized and reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The $25.0 million commercial rights and royalties asset will be amortized in proportion to the estimated revenues as a reduction of revenues over the service period. The Company’s service obligations will be expensed as incurred and are anticipated to occur during 2005, but may run longer depending on Cell Therapeutics’ actual use of services. In return, Cell Therapeutics will pay the Company royalties based on a percentage of net sales of TRISENOX® in the United States and certain European countries over a five-year period beginning January 1, 2006. The agreement also provides the Company with a security interest in Cell Therapeutics’ TRISENOX® assets related to Cell Therapeutics’ royalty payment obligations. The royalties are subject to minimum and maximum amounts of $53.0 million and $69.0 million, respectively, over the life of the agreement. Under certain termination events, including product divestiture by Cell Therapeutics, the minimum amounts due from Cell Therapeutics may be adjusted to ensure the Company maintains a certain internal rate of return. In July 2005, Cell Therapeutics sold TRISENOX® to Cephalon. This transaction triggered a termination event whereby the Company received a one-time payment of $39.4 million to release Cell Therapeutics from its royalty obligation to the Company. This amount first reduced the Cell Therapeutics related receivable in the long-term asset section of the balance sheet based on services provided through such date with the remainder recorded as unearned income in the long-term liabilities section of the balance sheet. The amount in unearned income will be recognized as revenue as the remaining services are provided under the contract. The proceeds are reported in the statement of cash flows as an operating activity — change in operating assets and liabilities. As of September 30, 2005, the Company has paid the $25.0 million cash element and has provided $1.5 million of services under the $5.0 million services element. The Company has recognized revenues from this agreement, net of related amortization, of $3.2 million during the nine months ended September 30, 2005.
      In December 2004, the Company entered into a co-promotion agreement with Yamanouchi Pharma Limited (“Yamanouchi”), which is now part of the newly formed Astellas Pharma Inc., to support Yamanouchi in its commercialization efforts for Vesicaretm in the United Kingdom. Vesicaretm, or solifenacin, is currently approved for the treatment of overactive bladder. Under the terms of the agreement, the Company will provide, at its expense, a £500,000 (approximately $881,000) marketing contribution and a sales force to supplement Yamanouchi’s sales force for three years. The Company’s sales force will promote Vesicaretm in its primary, or P1, position within sales calls. Yamanouchi and the Company are required to make a minimum number of sales calls each year. In the event the minimum number of sales calls is not achieved, the agreement specifies certain penalties are to be paid. The £500,000 payment made in 2005 has been capitalized and will be amortized in proportion to the estimated revenues as a reduction of revenue over the three-year service period, which commenced in January 2005. The payment is reported in the statements of cash flows as an investing activity — acquisition of commercial rights and royalties. The sales force costs are being expensed as incurred. In return for the P1 position for Vesicaretm, Yamanouchi will pay the Company a royalty based on the net sales of Vesicaretmover six years. The Company has recorded revenues, net of amortization, related to the royalty of $442,000 for the nine months ended September 30, 2005.
      The Company has firm commitments under the arrangements described above to provide funding of approximately $798.1 million in exchange for various commercial rights. As of September 30, 2005, the Company has funded approximately $380.0 million of those commitments. Further, from time to time the Company may have additional future funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving FDA approval, obtaining funding from additional third parties, agreeing to a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing, these contingent commitments would not be included in the firm commitment amounts. As of September 30,

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
2005, the Company had no amounts related to contingent commitments as the conditions related to these amounts previously reported have been satisfied and are now included in the table below.
      Below is a summary of the remaining firm commitments with pre-determined payment schedules under such arrangements (in thousands):

	October 1,
	2005 through
	December 31,
	2005	2006	2007	2008	2009	Total

Service commitments	$33,368	$125,903	$99,362	$89,749	$69,738	$418,120

	$33,368	$125,903	$99,362	$89,749	$69,738	$418,120

4.	Investments — Marketable Equity Securities
      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment. The equity investments may be subject to certain trading restrictions including “lock-up” agreements. The Company’s portfolio in such transactions as of September 30, 2005 is as follows (in thousands):

		Fair Market
	Cost Basis	Value

Total Marketable Equity Securities	$33,796	$33,450

      In accordance with its policy to continually review declines in fair value of the marketable equity securities for declines that may be other-than-temporary, the Company recognized losses due to the impairment of marketable equity securities of $1.3 million and $10.2 million during the nine months ended September 30, 2005 and 2004, respectively. The Company did not recognize any such losses during the three months ended September 30, 2005 and 2004.

5.	Investments — Non-marketable Equity Securities and Loans
      The Company has entered into financial arrangements with various customers and other parties in which the Company provides funding in the form of an equity investment in non-marketable securities or loans. These financial arrangements are comprised of direct and indirect investments. The indirect investments are made through eleven venture capital funds in which the Company is an investor. The Company’s portfolio in such transactions as of September 30, 2005 is as follows (in thousands):

		Remaining
		Funding
Company	Cost Basis	Commitment

Venture capital funds	$31,213	$15,405
Equity investments (ten companies)	13,303	2,158
Loans (three companies)	8,469	—

Total non-marketable equity securities and loans	$52,985	$17,563

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      Below is a table representing management’s best estimate as of September 30, 2005 of the amount and timing of the above remaining funding commitments (in thousands):

	October 1,
	2005 through
	December 31,
	2005	2006	2007	2008	2009	Total

Venture capital funds	$2,200	$9,342	$2,093	$1,200	$570	$15,405
Equity investments	1,023	1,135	—	—	—	2,158

Total remaining funding commitments	$3,223	$10,477	$2,093	$1,200	$570	$17,563

      The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other than temporary decline in fair value has occurred. The Company employs alternative valuation techniques including: (1) the review of financial statements including assessments of liquidity, (2) the review of valuations available to the Company prepared by independent third parties used in raising capital, (3) the review of publicly available information including press releases and (4) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment. The Company recognized $50,000 and $268,000 of losses due to such impairments during the three months ended September 30, 2005 and 2004, respectively, and $1.7 million and $473,000 during the nine months ended September 30, 2005 and 2004, respectively, relating to non-marketable equity securities and loans mainly due to declining financial condition of investees that were deemed by management to be other-than-temporary.

6.	Derivatives
      As of September 30, 2005, the Company had the following derivative positions: (1) conversion option positions that are embedded in financing arrangements, (2) freestanding warrants to purchase shares of common stock and (3) forward exchange contracts to hedge forecasted foreign currency cash flows related to service contracts. The Company does not use derivative financial instruments for speculative or trading purposes.
      As of September 30, 2005, the Company had funded two convertible loans which have been fully reserved. Loans that are convertible into an equity interest have an embedded option contract because the value of the equity interest is based on the market price of another entity’s common stock and thus is not clearly and closely related to the value of the interest-bearing note. The Company has not accounted for these embedded conversion features as mark-to-market derivatives because the terms of conversion do not allow for cash settlement and the Company believes that the equity interest delivered upon conversion would not be readily convertible to cash since these entities are privately held or have limited liquidity and trading of their equity interest.
      As of September 30, 2005, the Company had several freestanding warrants to purchase common stock of various customers and other third parties. These freestanding warrants primarily were acquired as part of the financial arrangements with such customers and third parties. No quoted price is available for the freestanding warrants to purchase shares of common stock. The Company uses various valuation techniques including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying asset, exercise price, expected time to exercise the warrant, estimated price volatility of the underlying asset over the life of the warrant and restrictions on the transferability or ability to exercise the warrant. The Company recognized investment losses of $204,000 and $2.2 million during the three months ended September 30, 2005 and 2004, respectively, and $967,000 and $17,000 during the nine months ended September 30, 2005 and 2004, respectively, related to

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
changes in the fair values of the warrants. Additionally, the Company sold one of the derivative instruments during the nine months ended September 30, 2005, resulting in total proceeds of $2.5 million and a realized gain of $930,000.
      As of September 30, 2005, the Company had 34 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2005 and 2006. As these transactions were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during 2005 and the first seven months of 2006, these transactions are accounted for as a cash flow hedge. As such, the effective portion of the gain or loss on the derivative instruments is recorded as unrealized holding gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ equity. This hedge is deemed to be perfectly effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as defined. As of September 30, 2005, the Company had recorded gross unrealized losses of approximately $467,000. Upon expiration of the hedge instruments, the Company expects $212,000 and $255,000 recorded as unrealized holding losses on the derivative instruments included in the accumulated other comprehensive income component of shareholders’ equity to be reclassified into income during the last three months of 2005 and the first seven months of 2006, respectively. The unrealized losses are shown as an other current liability on the accompanying balance sheets.

7.	Acquisitions
      In April 2005, the Company acquired Pharmascope BV Netherlands (“Pharmascope”) for a cash purchase price of approximately 1.8 million euros (approximately $2.3 million). Pharmascope provides clinical staff recruitment, customer-managed staff and training to pharmaceutical companies in the Netherlands. Under the purchase method of accounting, results of Pharmascope are included in the Company’s results of operations as of the acquisition date and the assets and liabilities of Pharmascope were recorded at their respective fair values. No goodwill was recorded in connection with the Pharmascope acquisition. The former shareholders of Pharmascope may receive deferred cash consideration of up to 500,000 euros (approximately $602,000) during 2006 if certain operating income targets are met during 2005, which may result in the recording of goodwill. The acquisition did not have a material impact on the Company’s financial position or results of operations.
      In July 2005, a subsidiary of the Company entered into a purchase agreement (the “Innovex Purchase Agreement”) with Minkowski Boy Organisation (“MBO”) under which MBO acquired the Company’s French contract sales organization (“CSO”) business for approximately 3.0 million euros (approximately $3.6 million). Concurrent with the Innovex Purchase Agreement, a subsidiary of the Company entered into a purchase agreement under which the Company acquired a 25% interest in MBO for approximately 8.75 million euros (approximately $10.6 million). The sale of the Company’s French CSO business to MBO and the Company’s purchase of a 25% interest in MBO was accounted for as one transaction with no gain recognized on the sale of the French CSO business. The Company accounts for its investment in MBO under the equity method of accounting and will record its pro rata share of MBO’s equity earnings in equity in (losses) earnings of unconsolidated affiliates. The Company has recorded its investment in MBO, 6.15 million euros (approximately $7.5 million) at September 30, 2005, as an investment in unconsolidated affiliates. Under the equity method of accounting, if there is a difference between the Company’s cost of investment and the Company’s portion of the investee’s underlying net assets, the difference should be accounted for as if the investee was a consolidated subsidiary. The Company’s portion of MBO’s underlying net assets in MBO is 772,000 euros (approximately $935,000). The 5.4 million euros (approximately $6.6 million) of additional cost represents 1.7 million euros (approximately $2.1 million) of definite-lived identifiable intangible assets which will be amortized to expense over their estimated useful lives and 3.7 million euros (approximately $4.5 million) of equity method goodwill. The equity method goodwill will be reviewed for impairment in accordance with equity method accounting.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Goodwill and Identifiable Intangible Assets
      The Company has approximately $227.2 million of identifiable intangible assets, of which approximately $109.7 million related to the Company’s trademarks and trade names is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with definite-lived identifiable intangible assets was $16.6 million and $18.9 million for the three months ended September 30, 2005 and 2004, respectively, and $50.5 million and $56.2 million for the nine months ended September 30, 2005 and 2004, respectively.
      The following is a summary of identifiable intangible assets (in thousands):

	As of September 30, 2005			As of December 31, 2004

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Commercial rights and royalties, licenses and customer relationships	$122,154	$71,637	$50,517	$122,504	$45,512	$76,992
Trademarks, trade names and other	176,333	27,630	148,703	169,496	18,967	150,529
Software and related assets	67,918	39,934	27,984	70,143	27,012	43,131

Total identifiable intangible assets	$366,405	$139,201	$227,204	$362,143	$91,491	$270,652

Accumulated amortization of identifiable intangible assets includes the impact of amortization expense, foreign currency fluctuations and disposals of software and related assets.
      The following is a summary of goodwill by segment for the nine months ended September 30, 2005 (in thousands):

	Product	Commercial	PharmaBio
	Development	Services	Development	Consolidated

Balance as of December 31, 2004	$52,665	$43,657	$1,413	$97,735
Less privatization purchase price adjustment for income taxes	(5,412)	(3,563)	—	(8,975)
Add acquisitions	489	—	—	489
Impact of foreign currency fluctuations	(985)	(26)	—	(1,011)

Balance as of September 30, 2005	$46,757	$40,068	$1,413	$88,238

      During the third quarter 2005 close process, the Company determined that certain income tax valuation allowances initially recorded against goodwill during the September 2003 acquisition of all of the Company’s outstanding stock by Pharma Services (the “Pharma Services Transaction”) were no longer required. These valuation allowances were originally recorded to properly value net operating losses in certain foreign jurisdictions given the Company’s increased cost structure following the Pharma Services Transaction. These foreign jurisdictions are currently achieving net operating profits for which the net operating losses can be utilized to offset for income tax purposes. As such, the valuation allowances were reversed during the third quarter as a reduction to goodwill as the Company determined that the related income tax assets were more likely than not to be utilized.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Investment Revenues
      The following table is a summary of investment revenues (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Marketable equity and derivative securities:
Gross realized gains	$1,095	$—	$2,289	$7,389
Gross realized losses	(204)	(2,241)	(1,247)	(3,063)
Impairment losses	—	—	(1,322)	(10,157)
Non-marketable equity securities and loans:
Gross realized gains	49	—	70	—
Impairment losses	(50)	(268)	(1,741)	(473)

Total investment revenues	$890	$(2,509)	$(1,951)	$(6,304)

10.	Credit Arrangements
      In March 2005, the Company amended the agreement governing its senior secured credit facility. The amendment (1) decreased the interest rate under the Term B Loan facility by 2.50%; (2) reduced the Interest Expense Coverage Ratio and Total Leverage Ratio requirements for selected future periods; (3) adjusted the Senior Leverage Ratio from 2.0 to 1.75 through December 31, 2005, which could further limit the Company’s ability to incur additional Senior Indebtedness during 2005; (4) increased the Company’s capacity for additional Asset Sales by $150.0 million; (5) increased the Company’s capacity to make certain investments outside the United States by $100.0 million; (6) increased the Company’s capacity to make Permitted PharmaBio Investments by $100.0 million; (7) permitted the Company to include certain restructuring charges in the calculation of its Consolidated EBITDA; (8) permitted the Company to offset its Consolidated Indebtedness by an additional $50.0 million of available cash; and (9) made other clarifying or correcting changes. On March 31, 2005, the Company paid down $150.0 million of the approximately $306.1 million outstanding under the Term Loan B facility and paid approximately $2.3 million to the administrative agent and lenders in connection with the amendment. The present value of the expected future cash flows under the amended agreement was not substantially different from the value of the expected cash flows under the original agreement. Accordingly, the amendment was accounted for as a modification, and not an extinguishment. As a result, the $2.3 million in expenses have been capitalized as debt issuance costs and recorded in the accompanying balance sheet as a deposit and other asset. In connection with the $150.0 million payment of principal, the Company expensed approximately $3.2 million of unamortized debt issuance costs, associated with the pro-rata portion of the original indebtedness that was repaid in connection with the amendment, in the accompanying statements of operations as interest expense. Capitalized terms included in this paragraph have the meanings defined in the agreement governing the Company’s senior secured credit facility. On October 18, 2005, the Company repaid in full the $153.8 million of debt outstanding under the Term Loan B facility. In connection with the $153.8 million repayment of principal, the Company expensed approximately $6.1 million of unamortized debt issuance costs in October 2005.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following is a summary of the credit facilities available to the Company at September 30, 2005:

Facility	Interest Rates

$75.0 million	Either at LIBOR (3.84% at September 30, 2005) plus 2.50% or ABR (6.75% at September 30, 2005) plus 1.50%
£1.5 million (approximately $2.6 million) general banking facility with a United Kingdom bank used for the issuance of guarantees	1% per annum for each guarantee issued
      The Company did not have any outstanding balances on these credit facilities at September 30, 2005.
      Long-term debt consists of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2005	2004

10% Senior Subordinated Notes due 2013	$450,000	$450,000
Senior Term B Loan (Either at LIBOR (3.84% at September 30, 2005) plus 1.75% or ABR (6.75% at September 30, 2005) plus 0.75%)	153,800	306,125
Missouri tax incentive bonds due October 2009 (6.7% annual interest rate)	2,977	3,256
Other notes payable	2,524	4,160

	609,301	763,541
Capital leases	26,857	31,340

Total credit arrangements	$636,158	$794,881

      Contractual maturities of long-term debt excluding capital leases at September 30, 2005 are as follows (in thousands):

October 1, 2005 through December 31, 2005	$1,416
2006	4,974
2007	4,169
2008	3,902
2009	144,576
2010	117
Thereafter	450,147

$609,301

      The estimated fair value of the long-term debt excluding capital leases was $658.8 million and $822.1 million at September 30, 2005 and December 31, 2004, respectively.
      On October 18, 2005, a subsidiary of the Company (“Royalty Sub”) closed a financing transaction involving the monetization of the Company’s right to receive royalties and certain other payments (the “Royalty Rights”) under its Duloxetine-Depression United States Co-Promotion Agreement with Lilly, as amended (the “Co-Promotion Agreement”), relating to the promotion of Cymbalta® in the United States for depression and other neuroscience related indications. In connection with the monetization, Royalty Sub entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) pursuant to which

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Royalty Sub purchased the Royalty Rights in exchange for approximately $240 million in cash and a deemed capital contribution by the Company.
      In connection with financing the cash portion of the purchase price, Royalty Sub entered into a Credit Agreement, dated October 18, 2005 (the “Royalty Sub Credit Agreement”), under which Royalty Sub borrowed $125 million in term loans (the “Royalty Sub Loans”), and an Indenture, dated October 18, 2005, under which Royalty Sub issued $125 million aggregate principal amount of its Duloxetine PhaRMAsm Second Lien 13% Notes due 2013 (the “Royalty Sub Notes”).
      Interest on the Royalty Sub Loans accrues at LIBOR plus 4.50%, or 8.69% as of October 18, 2005, and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 each year, beginning on January 15, 2006. The Royalty Sub Notes have a legal maturity date of October 15, 2013. Interest on the Royalty Sub Notes accrues at 13% and is payable quarterly in arrears on January 15, April 15, July 15 and October 15 each year, beginning on January 15, 2006. The royalties and other payments Royalty Sub receives from Lilly pursuant to the Royalty Rights are the sole source of payment for the Royalty Sub Loans and the Royalty Sub Notes. The Royalty Sub Loans and the Royalty Sub Notes are the obligation of Royalty Sub only. However, if the Company breaches certain covenants in the Purchase and Sale Agreement or in limited circumstances involving a change of control of the Company, the Company may be required to make payments equal to the outstanding principal and interest on the Loans and the Notes or to reimburse Royalty Sub for other losses. In addition, the Royalty Sub Credit Agreement requires that all cash receipts in excess of the quarterly interest payments on the Royalty Sub Loans and Royalty Sub Notes be used to repay principal on the Royalty Sub Loans, until they are fully repaid.

11.	Commitments
      In May 2005, the Company provided notice that it will terminate its service agreement with a third party vendor to provide information technology infrastructure services at certain sites in the United States and Europe. The termination was effective on November 2, 2005. The Company paid the required termination penalties on November 2, 2005. These costs were expensed and accrued during May 2005 when the Company provided notice of termination to the vendor.

12.	Restructuring
      In March 2005, the Company’s Board of Directors approved the third phase of a new initiative to review aspects of the Company’s current operating and future strategic directions regarding corporate initiatives, including utilization of shared services and strategic sourcing alternatives. The Company expects that certain costs will be incurred in both its Product Development and Commercial Services Groups to implement this phase, including restructuring and exit costs. The Company expects to incur over the last quarter of 2005 and the first half of 2006 aggregate restructuring charges of approximately $5.2 million as notifications are completed. The $5.2 million of estimated restructuring charges include employee termination benefits of approximately $4.9 million and exit costs of approximately $300,000. The Company has targeted substantial completion of the cash expenditures relating to the third phase for the first half of 2006. Positions in the Company’s Product Development and Commercial Services Groups have been eliminated. As of September 30, 2005, 163 individuals had been notified with 158 positions eliminated.
      In January 2005, the Company’s Board of Directors approved the second phase of this review. The Company expects to incur over the last quarter of 2005 and the first half of 2006 additional aggregate restructuring charges of approximately $2.4 million. The estimated restructuring charges include termination benefits of $1.1 million and exit costs of $1.3 million. Positions in the Company’s Product Development and Commercial Services Groups have been eliminated. As of September 30, 2005, 225 individuals had been notified with 220 positions eliminated.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      In November 2004, the Company’s Board of Directors approved the first phase of this review. Although positions were eliminated in the Commercial Services Group, most of the eliminated positions were in the Product Development Group. As of September 30, 2005, 216 individuals had been notified with 213 positions eliminated.
      As part of the Company’s evaluation of the contingencies in connection with the Pharma Services Transaction, the Company reviewed the restructuring accruals. This review resulted in a total decrease of $1.7 million which was recorded during 2004. This decrease consisted of $1.5 million and $11,000 of severance payments for restructuring plans in 2003 and 2000, respectively, and a decrease of $34,000, $105,000, $72,000 and $2,000 of exit-related costs for restructuring plans in 2003, 2002, 2001 and 2000, respectively. The accrual adjustments were recorded as a decrease in goodwill recorded in the Pharma Services Transaction as part of the purchase price adjustment.
      In connection with the Pharma Services Transaction, the Company adopted a restructuring plan. As part of this plan, approximately 211 positions were to be eliminated mostly in Europe and the United States. The number of positions to be eliminated was reduced to approximately 130 as a result of (1) an increase in voluntary terminations and (2) affected individuals transferring into other positions within the Company. As of September 30, 2005, 119 individuals had been terminated. Delays in certain of the Company’s systems implementation in Europe have caused the terminations to extend beyond one year.
      During the period from January 1, 2003 through September 25, 2003 in connection with the Pharma Services Transaction, the Company reviewed its estimates of restructuring plans adopted during 2002, 2001 and 2000. This review resulted in a decrease of $900,000 and $310,000 in severance payments for plans adopted in 2002 and 2001, respectively. The decrease in severance payments was a result of the number of actual voluntary employee terminations exceeding the Company’s estimates. In addition, there was an increase of $6.4 million and $421,000 in exit costs for abandoned leased facilities for plans adopted in 2001 and 2000, respectively. The increase was due to several factors including, depending on the facility: (1) an increase in management’s previously estimated time required to sublet, (2) a decrease in the expected price per square foot to sublet or (3) an increase in the estimated cost to otherwise terminate the Company’s obligation under those leases brought about by prolonged stagnant conditions in local real estate markets.
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
      Also during the second quarter of 2002, the Company recognized $9.0 million of restructuring charges as a result of the continued implementation of the strategic plan announced during 2001. This restructuring charge included revisions to the 2001 and 2000 restructuring plans of approximately $2.5 million and $1.9 million, respectively, due to a revision in the estimates for the exit costs relating to certain abandoned leased facilities. In addition, the adopted follow-on restructuring plan consisted of $4.2 million related to severance payments, $310,000 related to exit costs and $112,000 of asset write-offs. As part of this plan, approximately 97 positions were to be eliminated mostly in the Europe region. All of the individuals who were to be terminated under this plan were terminated as of December 31, 2004.
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

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      During the third quarter of 2001, the Company recognized a $49.6 million restructuring charge. In addition, the Company recognized a restructuring charge of approximately $1.1 million as a revision of an estimate to a 2000 restructuring plan. The restructuring charge consisted of $29.8 million related to severance payments, $8.2 million related to asset impairment write-offs and $12.7 million of exit costs. As part of this restructuring, approximately 1,000 positions worldwide were to be eliminated and as of December 31, 2003, all positions that were to be terminated under this plan had been eliminated. In certain circumstances, international regulations and restrictions caused the terminations to extend beyond one year. Positions were eliminated in each of the Company’s segments.
      As of September 30, 2005, the following amounts were recorded for the restructuring plans discussed above (in thousands):

		Severance and Related Costs			Exit Costs

	Balance at			Foreign			Foreign	Balance at
	December 31,			Currency			Currency	September 30,
	2004	Accrual	Payments	Translation	Accrual	Payments	Translation	2005

2005 Plans	$—	$10,886	$(9,094)	$(73)	$10,046	$(3,281)	$(160)	$8,324
2004 Plans	4,303	1,379	(4,980)	(83)	254	(147)	(15)	711
2003 Plans	826	—	(724)	—	—	—	—	102
2002 Plans	7	—	—	—	—	(4)	—	3
2001 Plans	4,556	—	—	—	—	(883)	—	3,673
2000 Plans	32	—	—	—	—	(23)	—	9

	$9,724	$12,265	$(14,798)	$(156)	$10,300	$(4,338)	$(175)	$12,822

13.	Impairments
      As part of the Company’s normal closing process for the second quarter of 2005, the Company determined the assets of its EDP Business were impaired in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for assets held and used. The EDP Business is comprised of the Company’s Pre-Clinical, Pharmaceutical Sciences and Clinical Trials Supplies businesses, all of which are part of the Company’s Early Development and Laboratory Services (“EDLS”) line of business in the Product Development Group. The determination of the impairment occurred as of June 30, 2005 due to the increased probability of selling the assets of the EDP Business prior to the end of the assets’ estimated useful lives. As a result, the Company recognized a $65.8 million impairment on the EDP long-lived assets during the second quarter of 2005. As discussed in Note 14, the Company completed the sale of the EDP Business in September 2005 and the EDP Business is being reported as a discontinued operation as of September 30, 2005. The impairment charge is included in the loss from discontinued operations for the nine months ended September 30, 2005.
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
      During the nine months ended September 30, 2005, the Company recognized impairments of $720,000 in connection with its initiative to review aspects of the Company’s current operating and future strategic directions regarding corporate initiatives. The Company did not recognize any impairments during the three months ended September 30, 2005.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The $3.0 million impairment related to the Company’s agreement with a large pharmaceutical customer discussed further in Note 3 and included in costs of revenues is not included in impairment charges.

14.	Discontinued Operations
      In September 2005, the Company completed its previously announced sale of its EDP Business to Aptuit, Inc. (“Aptuit”) for approximately $124 million in cash. Further, based on certain purchase price adjustment provisions in the asset purchase agreement, Aptuit is obligated to pay the Company approximately $5.1 million during the fourth quarter of 2005. This amount has been recorded as Other Current Assets and Receivables in the accompanying balance sheet and was included in the loss on sale of discontinued operation recognized during the quarter ended September 30, 2005.
      The components of the loss on sale of discontinued operations are as follows (in thousands):

Cash received	$124,000
Purchase price adjustments	5,090
Pension curtailment gain	2,713
Disposal costs	(6,204)
Net assets	(125,784)
Goodwill allocated to discontinued operations	(6,296)

Loss on disposal of discontinued operations	(6,481)
Income tax benefit	(1,872)

Loss on sale of discontinued operations	$(4,609)

      The EDP Business included the Company’s Pre-Clinical, Pharmaceutical Sciences and Clinical Trials Supplies businesses. The Company retained the other businesses in the Early Development and Laboratory Services line of business, including Phase I and Central Laboratory Services. The Company also retained certain liabilities, including responsibility for funding and payments under the existing Quintiles Scotland Pension Plan, an obligation of the Company’s United Kingdom subsidiary, Quintiles Limited. Following closing, the Company made a payment of £2.5 million (approximately $4.4 million) towards the funding of the pension plan. Up to 12 months following the date of closing, the Company may incur up to $3.0 million in severance related costs should Aptuit complete certain employee terminations within 12 months of the date of the close. Aptuit must notify the Company of their intent to complete the employee terminations within three months of closing, or December 31, 2005. Any such contingency resolutions that take place will be reported as discontinued operations in the quarter ended December 31, 2005. As a result of the discontinued operation, these assets were reclassified as assets “held for sale” in the Company’s balance sheet as of December 31, 2004.
      The results of the EDP Business have been reported separately as a discontinued operation in the condensed consolidated statements of operations.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following is a summary of the operations of the EDP Business included in discontinued operations (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Gross revenues	$53,465	$47,394	$145,557	$130,644
Income (loss) before income taxes	6,801	(2,085)	(57,016)	(8,256)
Income tax expense (benefit)	2,568	(603)	(24,075)	(4,035)

Net (loss) income	$4,233	$(1,482)	$(32,941)	$(4,221)

      The assets and liabilities of the EDP Business are reported separately in the accompanying condensed consolidated balance sheets as assets and liabilities of discontinued operations. The following is a summary of the assets and liabilities of discontinued operation (in thousands):

As of
December 31,
2004

Current assets	$42,815
Property and equipment, net	172,017
Goodwill	6,296
Intangible assets	1,962
Other assets	600

Assets of discontinued operations	$223,690

Current liabilities	$24,362
Long-term liabilities	4,335

Liabilities of discontinued operations	$28,697

      The sale of the EDP Business was completed on September 30, 2005; therefore, there were no assets or liabilities as of that date.
      As discussed above in Note 13, the Company recognized an impairment of $65.8 million on EDP long-lived assets during June 2005 in accordance with the provisions of SFAS No. 144.

15.	Income Taxes
      The Company recognized an overall income tax benefit of $9.5 million and $15.1 million for the third quarter of 2005 and 2004, respectively, for income taxes from continuing operations. For the nine months ended September 30, 2005 and 2004, the Company recognized an overall income tax benefit of $38.9 million and an income tax expense of $1.7 million, respectively, for income taxes from continuing operations.
      In the third quarter of 2005, the Company’s chief executive officer approved a domestic reinvestment plan to repatriate $70 to $85 million in extraordinary dividends as defined in the American Jobs Creation Act of 2004 (“Jobs Act”). Presently, the Company has determined that only $60 million will be repatriated; however, the Company will continue to assess whether additional amounts will be repatriated in the fourth quarter of 2005. The plan was ratified by the Company’s Board of Directors. Of the $60 million, $55.7 million is attributable to pre-July 1, 2005 earnings and $4.3 million relates to post-June 30, 2005 estimated earnings. Our overall income tax benefit in the quarter ended September 30, 2005 was positively impacted by a $17.8 million income tax benefit recognized related to the $55.7 million of pre-July 1, 2005 earnings. The

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
$17.8 million income tax benefit resulted from the lower United States income tax rate of 5.25% applicable to the repatriation of pre-July 1, 2005 foreign earnings. United States income tax was provided in previous years because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore in addition to the local income tax, deferred income tax liabilities for the United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $17.8 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-July 1, 2005 earnings to 5.25%.
      In the first quarter of 2005, the Company’s chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, from certain countries, in extraordinary dividends as defined in the Jobs Act. This plan was ratified by the Company’s Board of Directors. The Company has determined that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. The Company’s overall income tax benefit in 2005 has been positively impacted by a $31.5 million discrete income tax benefit recognized related to the $98.8 million of pre-2005 earnings. The $31.5 million income tax benefit resulted from the lower United States income tax rate of 5.25% applicable to the repatriation of pre-2005 foreign earnings. United States income tax was provided in previous years because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore in addition to the local income tax, deferred income tax liabilities for the United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.
      As in the first and second quarters of 2005, the Company has calculated its September 30, 2005 quarterly and year to date income tax benefit pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods (An Interpretation of APB Opinion No. 28),” using actual year to date income (loss). The Company believes this approach more accurately represents the interim income tax position than the projected effective tax rate approach. This approach using actual year to date income (loss) is generally considered to result in a more reliable estimate of the interim income tax expense (benefit) when, such as is the Company’s case this year, a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on the Company’s foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. Excluding the $49.3 million discrete income tax benefits from the Jobs Act, the Company’s year to date effective income tax rate is 193%. This includes incremental United States income tax expense of approximately $1.1 million on year to date 2005 foreign earnings repatriated under the Jobs Act. These earnings were taxed at approximately 5.25% rather than 38.5%. The 5.25% income tax rate is only available for the extraordinary dividends being repatriated. Of the amounts being repatriated under the Jobs Act, $5.8 million relates to earnings expected to be generated during the remainder of the year. These earnings will be taxed for United States income tax purposes at approximately 5.25%, plus foreign withholding taxes, if any, as opposed to 38.5%.
      For all other foreign earnings, incremental United States income tax and foreign withholding taxes will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because the Company has not currently adopted another dividend reinvestment plan for any other earnings. This additional income tax on the Company’s foreign earnings is the major reason its effective income tax rate exceeds 35%.

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

16.	Comprehensive Income
      The following table represents the Company’s comprehensive loss (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income	$26,949	$34,460	$2,130	$8,625
Other comprehensive income (loss):
Unrealized (losses) on marketable securities arising during the period, net of income taxes of ($260,000) and ($3.2) million for the three months ended September 30, 2005 and 2004, respectively, and ($607,000) and ($3.4) million for the nine months ended September 30, 2005 and 2004, respectively	(528)	(5,925)	(1,254)	(6,440)
Unrealized (losses) gains on derivative instruments, net of income taxes of ($19,000) and $188,000 for the three months ended September 30, 2005 and 2004, respectively, and ($107,000) and $566,000 for the nine months ended September 30, 2005 and 2004, respectively	(86)	349	(415)	1,052
Reclassification adjustment for gains (losses), net of income taxes of ($46,000) and $502,000 for the three months ended September 30, 2005 and 2004, and ($55,000) and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively, included in net income (loss)	(74)	932	(90)	2,933
Foreign currency adjustment	(2,844)	(1,392)	(26,861)	(3,147)
Other comprehensive income to non-controlling interest	345	317	1,112	268

Comprehensive income (loss)	$23,762	$28,741	$(25,378)	$3,291

17.	Segments
      The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, namely, the Product Development Group, the Commercial Services Group, and the PharmaBio Development Group. Management has distinguished these segments based on the normal operations of the Company. The Product Development Group is primarily responsible for all phases of clinical research and outcomes research consulting. The Commercial Services Group is primarily responsible for sales force deployment and strategic marketing services. The PharmaBio Development Group is primarily responsible for facilitating non-traditional customer alliances and its results consist primarily of product revenues, royalties and commissions and investment revenues relating to the financial arrangements with customers and other third parties. In August 2004, the Company completed its previously announced sale of certain assets related to its Bioglan business. The results of operations for the Bioglan business have been separately reported as a discontinued operation and are no longer included in the PharmaBio Development Group. In September 2005, the Company completed its previously announced sale of its EDP Business. The results of operations for the EDP Business have been separately reported as a discontinued operation and are

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
no longer included in the Product Development Group. The three and nine months ended September 30, 2004 reflect the Bioglan business as a discontinued operation. The three and nine months ended September 30, 2005 and 2004 reflect the EDP Business as a discontinued operation. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense as indicated below. The Company does not include selling, general and administrative expenses, depreciation and amortization (except amortization of commercial rights), interest (income) expense, restructuring, impairments, other (income) expense and income tax expense (benefit) in determining segment profitability. When the Company enters into strategic agreements whereby its Commercial Services or Product Development Groups provide services to customers, service revenues are presented based upon market rates and are eliminated in consolidation. Intersegment revenues have been eliminated (in thousands):

	Three Months Ended September 30, 2005

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$278,935	$159,372	$—	$—	$438,307
Intersegment	1,011	23,308	—	(24,319)	—

Total net services	279,946	182,680	—	(24,319)	438,307
Commercial rights and royalties	—	—	31,093	—	31,093
Investment	—	—	890	—	890

Total net revenues	279,946	182,680	31,983	(24,319)	470,290
Reimbursed service costs	122,541	21,154	—	(2,586)	141,109

Gross revenues	$402,487	$203,834	$31,983	$(26,905)	$611,399

Contribution	$141,971	$68,527	$(13,440)	$—	$197,058

	Three Months Ended September 30, 2004

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$238,923	$152,423	$—	$—	$391,346
Intersegment	—	26,703	—	(26,703)	—

Total net services	238,923	179,126	—	(26,703)	391,346
Commercial rights and royalties	—	—	7,660	—	7,660
Investment	—	—	(2,509)	—	(2,509)

Total net revenues	238,923	179,126	5,151	(26,703)	396,497
Reimbursed service costs	78,492	15,732	—	(2,604)	91,620

Gross revenues	$317,415	$194,858	$5,151	$(29,307)	$488,117

Contribution	$121,165	$71,917	$(35,099)	$—	$157,983

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2005

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$831,628	$488,249	$—	$—	$1,319,877
Intersegment	4,149	71,814	—	(75,963)	—

Total net services	835,777	560,063	—	(75,963)	1,319,877
Commercial rights and royalties	—	—	95,795	—	95,795
Investment	—	—	(1,951)	—	(1,951)

Total net revenues	835,777	560,063	93,844	(75,963)	1,413,721
Reimbursed service costs	327,524	53,592	—	(3,745)	377,371

Gross revenues	$1,163,301	$613,655	$93,844	$(79,708)	$1,791,092

Contribution	$417,937	$214,285	$(49,483)	$—	$582,739

	Nine Months Ended September 30, 2004

	Product	Commercial	PharmaBio
	Development	Services	Development	Eliminations	Consolidated

Service revenues:
External	$691,533	$443,390	$—	$—	$1,134,923
Intersegment	—	41,582	—	(41,582)	—

Total net services	691,533	484,972	—	(41,582)	1,134,923
Commercial rights and royalties	—	—	38,401	—	38,401
Investment	—	—	(6,304)	—	(6,304)

Total net revenues	691,533	484,972	32,097	(41,582)	1,167,020
Reimbursed service costs	209,404	45,148	—	(2,979)	251,573

Gross revenues	$900,937	$530,120	$32,097	$(44,561)	$1,418,593

Contribution	$345,530	$187,782	$(57,255)	$—	$476,057

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Depreciation and amortization expense:
Product Development	$17,225	$16,709	$49,716	$50,183
Commercial Services	8,743	7,857	23,887	23,864
PharmaBio Development (included in contribution)	376	1,121	4,609	2,940
Corporate	1,188	3,188	3,506	9,472

Total depreciation and amortization expense	$27,532	$28,875	$81,718	$86,459

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	As	As of
	September 30,	December 31,
	2005	2004

Total Assets:
Product Development	$902,013	$875,245
Commercial Services	316,348	349,557
PharmaBio Development	266,888	294,378
Corporate	322,461	293,110
Assets of discontinued operations	—	223,690

	$1,807,710	$2,035,980

18.	Guarantor Financial Information
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

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following are condensed consolidating statements of operations of the Company for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30, 2005

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$1,065	$164,999	$305,929	$(1,703)	$470,290
Add reimbursed service costs	—	79,254	61,855	—	141,109

Gross revenues	1,065	244,253	367,784	(1,703)	611,399
Costs, expenses and other:
Costs of revenues	4,294	196,898	241,835	(1,530)	441,497
Selling, general and administrative	15,169	37,915	83,946	(173)	136,857
Interest (income) expense, net	13,315	(6,911)	5,684	—	12,088
Other (income) expense, net	2,953	9,622	(14,815)	—	(2,240)
Restructuring	22	1,525	1,811	—	3,358
Impairments	—	—	—	—	—

	35,753	239,049	318,461	(1,703)	591,560

(Loss) income before income taxes	(34,688)	5,204	49,323	—	19,839
Income tax (benefit) expense	(17,833)	(1,171)	9,515	—	(9,489)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(16,855)	6,375	39,808	—	29,328
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(810)	(250)	(943)	(2,003)
Subsidiary income (loss)	44,180	17,821	(372)	(61,629)	—

Income (loss) from continuing operations	27,325	23,386	39,186	(62,872)	27,325
Income (loss) from discontinued operations, net of income taxes	4,233	3,519	768	(4,287)	4,233
(Loss) gain from sale of discontinued operations, net of income taxes	(4,609)	(5,761)	1,152	4,609	(4,609)

Net income (loss)	$26,949	$21,144	$41,106	$(62,550)	$26,949

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30, 2004

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$—	$125,446	$271,227	$(176)	$396,497
Add reimbursed service costs	—	46,007	45,613	—	91,620

Gross revenues	—	171,453	316,840	(176)	488,117
Costs, expenses and other:
Costs of revenues	5,718	150,516	201,654	—	357,888
Selling, general and administrative	13,958	42,053	91,186	(176)	147,021
Interest (income) expense, net	15,842	(6,670)	5,666	—	14,838
Other (income) expense, net	(18,294)	14,393	3,654	—	(247)
Impairments	—	—	—	—	—

	17,224	200,292	302,160	(176)	519,500

(Loss) income before income taxes	(17,224)	(28,839)	14,680	—	(31,383)
Income tax expense (benefit)	8,179	(30,001)	6,711	—	(15,111)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(25,403)	1,162	7,969	—	(16,272)
Minority interests and equity in earnings (losses) of unconsolidated affiliates	—	(441)	(114)	(513)	(1,068)
Subsidiary income (loss)	8,063	(5,059)	(94)	(2,910)	—

(Loss) income from continuing operations	(17,340)	(4,338)	7,761	(3,423)	(17,340)
(Loss) from discontinued operations, net of income taxes	(2,002)	(795)	(325)	1,120	(2,002)
Gain from sale of discontinued operations, net of income taxes	53,802	15,292	37,741	(53,033)	53,802

Net income (loss)	$34,460	$10,159	$45,177	$(55,336)	$34,460

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2005

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$1,065	$486,862	$932,065	$(6,271)	$1,413,721
Add reimbursed service costs	—	188,371	189,000	—	377,371

Gross revenues	1,065	675,233	1,121,065	(6,271)	1,791,092
Costs, expenses and other:
Costs of revenues	10,586	546,362	733,848	(5,334)	1,285,462
Selling, general and administrative	50,033	109,452	273,009	(937)	431,557
Interest (income) expense, net	46,197	(21,936)	17,441	—	41,702
Other (income) expense, net	(25,305)	33,454	(7,726)	—	423
Restructuring	374	10,437	11,754	—	22,565
Impairments and transaction	(2,666)	5,977	656	—	3,967

	79,219	683,746	1,028,982	(6,271)	1,785,676

(Loss) income before income taxes	(78,154)	(8,513)	92,083	—	5,416
Income tax (benefit) expense	(58,903)	(7,607)	27,648	—	(38,862)

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(19,251)	(906)	64,435	—	44,278
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(1,338)	(680)	(2,581)	(4,599)
Subsidiary income (loss)	58,930	2,528	(1,115)	(60,343)	—

Income (loss) from continuing operations	39,679	284	62,640	(62,924)	39,679
(Loss) income from discontinued operations, net of income taxes	(32,940)	(27,449)	(5,364)	32,813	(32,940)
(Loss) from sale of discontinued operations, net of income taxes	(4,609)	(5,761)	1,152	4,609	(4,609)

Net income (loss)	$2,130	$(32,926)	$58,428	$(25,502)	$2,130

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2004

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Net revenues	$(15)	$378,049	$789,775	$(789)	$1,167,020
Add reimbursed service costs	—	122,646	128,927	—	251,573

Gross revenues	(15)	500,695	918,702	(789)	1,418,593
Costs, expenses and other:
Costs of revenues	16,327	412,901	596,827	—	1,026,055
Selling, general and administrative	50,425	116,250	267,676	(789)	433,562
Interest (income) expense, net	46,908	(20,025)	17,150	—	44,033
Other (income) expense, net	(53,326)	39,213	11,099	—	(3,014)
Impairments	—	—	—	—	—
Gain on sale of portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)

	25,616	548,339	892,752	(789)	1,465,918

(Loss) income before income taxes	(25,631)	(47,644)	25,950	—	(47,325)
Income tax expense (benefit)	23,344	(39,077)	17,462	—	1,729

(Loss) income before minority interests and equity in (losses) earnings of unconsolidated affiliates	(48,975)	(8,567)	8,488	—	(49,054)
Minority interests and equity in (losses) earnings of unconsolidated affiliates	—	(464)	(547)	(513)	(1,524)
Subsidiary (loss) income	(1,603)	(16,472)	1,564	16,511	—

(Loss) income from continuing operations	(50,578)	(25,503)	9,505	15,998	(50,578)
Income (loss) from discontinued operations, net of income taxes	5,401	(2,919)	8,821	(5,902)	5,401
(Loss) from sale of discontinued operations, net of income taxes	53,802	15,292	37,741	(53,033)	53,802

Net income (loss)	$8,625	$(13,130)	$56,067	$(42,937)	$8,625

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following are condensed consolidating balance sheets of the Company as of September 30, 2005 and December 31, 2004 (in thousands):

	As of September 30, 2005

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$44,491	$113,700	$321,308	$—	$479,499
Trade accounts receivable and unbilled services, net	—	145,213	193,041	—	338,254
Other current assets	11,843	18,371	55,448	—	85,662

Total current assets	56,334	277,284	569,797	—	903,415
Property and equipment, net	1,260	21,003	83,379	—	105,642
Intangibles and other assets:
Investments	22,421	355,180	9,090	—	386,691
Goodwill and other identifiable intangibles, net	452	133,654	181,336	—	315,442
Deposits and other assets	17,836	47,447	31,237	—	96,520
Investments in subsidiaries	1,488,020	(206,872)	76,296	(1,357,444)	—

Total intangibles and other assets	1,528,729	329,409	297,959	(1,357,444)	798,653

Total assets	$1,586,323	$627,696	$951,135	$(1,357,444)	$1,807,710

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,273	$79,246	$202,667	$—	$322,186
Credit arrangements	3,100	662	14,996	—	18,758
Unearned income	—	65,604	141,138	—	206,742
Other current liabilities	36,076	(52,243)	24,585	—	8,418

Total current liabilities	79,449	93,269	383,386	—	556,104
Long-term liabilities:
Credit arrangements, less current portion	600,700	2,567	14,133	—	617,400
Minority interest	—	—	25,638	12,314	37,952
Other liabilities	3,000	38,306	11,721	—	53,027
Net intercompany payables	359,947	(842,792)	486,652	(3,807)	—

Total long-term liabilities	963,647	(801,919)	538,144	8,507	708,379

Total liabilities	1,043,096	(708,650)	921,530	8,507	1,264,483
Total shareholders’ equity	543,227	1,336,346	29,605	(1,365,951)	543,227

Total liabilities and shareholders’ equity	$1,586,323	$627,696	$951,135	$(1,357,444)	$1,807,710

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 31, 2004

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$17,581	$155,142	$362,957	$—	$535,680
Trade accounts receivable and unbilled services, net	—	102,532	160,540	—	263,072
Other current assets	10,688	18,392	44,687	—	73,767
Assets of discontinued operations	—	116,975	106,715	—	223,690

Total current assets	28,269	393,041	674,899	—	1,096,209
Property and equipment, net	1,680	25,323	93,968	—	120,971
Intangibles and other assets:
Investments	22,219	375,121	1,274	—	398,614
Goodwill and other identifiable intangibles, net	2,980	159,433	205,974	—	368,387
Deposits and other assets	12,218	20,253	19,328	—	51,799
Investments in subsidiaries	1,636,191	(247,132)	75,217	(1,464,276)	—

Total intangibles and other assets	1,673,608	307,675	301,793	(1,464,276)	818,800

Total assets	$1,703,557	$726,039	$1,070,660	$(1,464,276)	$2,035,980

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,834	$92,351	$208,743	$—	$333,928
Credit arrangements	3,100	669	16,550	—	20,319
Unearned income	—	67,835	122,315	—	190,150
Other current liabilities	32,768	6,243	(6,746)	—	32,265
Liabilities of discontinued operations	8,066	9,204	11,427	—	28,697

Total current liabilities	76,768	176,302	352,289	—	605,359
Long-term liabilities:
Credit arrangements, less current portion	753,024	2,932	18,606	—	774,562
Minority interest	—	—	27,705	10,845	38,550
Other liabilities	41,487	(23,552)	31,483	—	49,418
Net intercompany payables	264,187	(806,180)	541,993	—	—

Total long-term liabilities	1,058,698	(826,800)	619,787	10,845	862,530

Total liabilities	1,135,466	(650,498)	972,076	10,845	1,467,889
Total shareholders’ equity	568,091	1,376,537	98,584	(1,475,121)	568,091

Total liabilities and shareholders’ equity	$1,703,557	$726,039	$1,070,660	$(1,464,276)	$2,035,980

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following are condensed consolidating statements of cash flows of the Company for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30, 2005

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities
Net income (loss)	$2,130	$(32,926)	$58,428	$(25,502)	$2,130
Income from discontinued operations, net of income taxes	32,940	27,449	5,364	(32,813)	32,940
(Loss) from sale of discontinued operations, net of income taxes	4,609	5,761	(1,152)	(4,609)	4,609

(Loss) income from continuing operations	39,679	284	62,640	(62,924)	39,679
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,391	35,182	43,145	—	81,718
Amortization of debt issuance costs	5,763	116	—	—	5,879
Amortization of commercial rights and royalties assets	—	16,527	—	—	16,527
Restructuring charge (payments) accrual, net	(33)	4,158	(705)	—	3,420
Impairment of long-lived assets	—	5,977	656	—	6,633
Loss from sales and impairments of investments, net	15,473	3,017	(16,538)	—	1,952
Loss on disposals of property and equipment, net	—	173	(125)	—	48
(Benefit from) provision for deferred income tax expense	(23,547)	(796)	(421)	—	(24,764)
Change in accounts receivable, unbilled services and unearned income	3,502	(43,593)	(28,243)	—	(68,334)
Change in other operating assets and liabilities	(33,788)	38,762	13,385	2,581	20,940
Investment in subsidiaries and intercompany	179,309	(118,838)	(120,814)	60,343	—
Other	514	1,331	(170)	—	1,675

Net cash provided by (used in) continuing operations	190,263	(57,700)	(47,190)	—	85,373
Net cash provided by (used in) discontinued operations	39,756	(14,886)	(15,102)	—	9,768

Net cash from operating activities	230,019	(72,586)	(62,292)	—	95,141
Investing activities
Acquisition of property and equipment	(450)	(8,206)	(18,376)	—	(27,032)
Payment of transaction costs in Transaction	(2,856)	—	—	—	(2,856)
Acquisition of businesses, net of cash acquired	—	—	(13,901)	—	(13,901)
Proceeds from sale of discontinued operation, net of expenses	—	52,967	67,263	—	120,230
Acquisition of commercial rights and royalties	8	(22,248)	1,296	—	(20,944)
Proceeds from disposition of property and equipment	50	292	5,086	—	5,428
Proceeds from (purchases of) debt securities, net	(1,323)	280	66	—	(977)
Purchases of equity securities and other investments	(1,100)	(13,552)	(1,183)	—	(15,835)
Proceeds from sale of equity securities and other investments	4,448	4,545	87	—	9,080
Other	(8)	67	—	—	59

Net cash (used in) provided by continuing operations	(1,231)	14,145	40,338	—	53,252
Net cash (used in) provided by discontinued operations	(45,963)	17,211	17,459	—	(11,293)

Net cash from investing activities	(47,194)	31,356	57,797	—	41,959
Financing activities
Principal payments on credit arrangements, net	(155,244)	(237)	(12,474)	—	(167,955)
Intercompany with parent companies	(598)	—	—	—	(598)

Net cash (used in) continuing operations	(155,842)	(237)	(12,474)	—	(168,553)
Net cash (used in) provided by discontinued operations	(73)	27	28	—	(18)

Net cash from financing activities	(155,915)	(210)	(12,446)	—	(168,571)
Effect of foreign currency exchange rate changes on cash	—	(2)	(24,708)	—	(24,710)

Increase (decrease) in cash and cash equivalents	26,910	(41,442)	(41,649)	—	(56,181)
Cash and cash equivalents at beginning of period	17,581	155,142	362,957	—	535,680

Cash and cash equivalents at end of period	$44,491	$113,700	$321,308	$—	$479,499

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2004

	Quintiles	Subsidiary	Subsidiary
	Transnational Corp.	Guarantors	Non-Guarantors	Eliminations	Total

Operating activities
Net income (loss)	$8,625	$(13,130)	$56,067	$(42,937)	$8,625
(Loss) income from discontinued operations, net of income taxes	(5,401)	2,919	(8,821)	5,902	(5,401)
Gain from sale of discontinued operations, net of income taxes	(53,802)	(15,292)	(37,741)	53,033	(53,802)

(Loss) income from continuing operations	(50,578)	(25,503)	9,505	15,998	(50,578)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,329	38,745	39,385	—	86,459
Amortization of debt issuance costs	2,470	173	—	—	2,643
Amortization of commercial rights and royalties assets	—	8,301	—	—	8,301
Restructuring charge (payments) accrual, net	(10)	(1,867)	(4,184)	—	(6,061)
Loss from sales and impairments of investments, net	1,877	4,061	365	—	6,303
Loss (gain) on disposals of property and equipment, net	15	562	(315)	—	262
Gain from sale of certain assets	(4,659)	—	(1,176)	—	(5,835)
Gain from sale of a portion of an investment in a subsidiary	(24,688)	—	—	—	(24,688)
Non-operating gain on change of interest transaction	(10,030)	—	—	—	(10,030)
Provision for (benefit from) deferred income tax expense	6,193	1,736	10,242	—	18,171
Change in accounts receivable, unbilled services and unearned income	876	(44,890)	(9,958)	—	(53,972)
Change in other operating assets and liabilities	28,565	(25,390)	(6,227)	513	(2,539)
Investment in subsidiaries and intercompany	75,162	12,629	(71,280)	(16,511)	—
Other	(101)	(968)	(71)	—	(1,140)

Net cash provided by (used in) continuing operations	33,421	(32,411)	(33,714)	—	(32,704)
Net cash (used in) provided by discontinued operations	(37,492)	33,517	8,254	—	4,279

Net cash from operating activities	(4,071)	1,106	(25,460)	—	(28,425)
Investing activities
Acquisition of property and equipment	(193)	(11,613)	(19,404)	—	(31,210)
Payment of transaction costs in Transaction	(17,393)	—	—	—	(17,393)
Advances to customers	—	(13,000)	—	—	(13,000)
Acquisition of businesses, net of cash acquired	—	—	(2,189)	—	(2,189)
Acquisition of commercial rights and royalties	(150)	—	150	—	—
Proceeds from sale of certain assets	—	—	9,218	—	9,218
Proceeds from sale of a portion of an investment in a subsidiary	35,963	—	—	—	35,963
Proceeds from disposition of property and equipment	1,193	(27)	4,395	—	5,561
Proceeds from (purchases of) debt securities, net	(874)	262	—	—	(612)
Purchases of equity securities and other investments	(332)	(11,712)	(1)	—	(12,045)
Proceeds from sale of discontinued operation, net of expense	(3,393)	31,534	149,795	—	177,936
Proceeds from sale of equity securities and other investments	53	30,157	—	—	30,210
Other	250	—	—	—	250

Net cash provided by continuing operations	15,124	25,601	141,964	—	182,689
Net cash provided by (used in) discontinued operations	60,817	(54,369)	(13,389)	—	(6,941)

Net cash from investing activities	75,941	(28,768)	128,575	—	175,748
Financing activities
Principal payments on credit arrangements, net	(2,549)	(348)	(11,396)	—	(14,293)
Intercompany with parent companies	(724)	—	—	—	(724)
Proceeds from change in interest transaction	—	—	41,773	—	41,773

Net cash (used in) provided by continuing operations	(3,273)	(348)	30,377	—	26,756
Net cash provided by (used in) discontinued operations	184	(164)	(41)	—	(21)

Net cash from financing activities	(3,089)	(512)	30,336	—	26,735
Effect of foreign currency exchange rate changes on cash	—	7	(544)	—	(537)

Increase (decrease) in cash and cash equivalents	68,781	(28,167)	132,907	—	173,521
Cash and cash equivalents at beginning of period	(20,641)	200,501	195,303	—	375,163

Cash and cash equivalents at end of period	$48,140	$172,334	$328,210	$—	$548,684

Quintiles Transnational Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

19.	Contingencies
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
      On June 13, 2003, ENVOY Corporation (“ENVOY”) and Federal filed suit against the Company in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached a settlement in principle, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation Securities Litigation, Case No. 3-98-0760 (the “Envoy Securities Litigation”). The plaintiffs claim that the Company is responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD Corporation (“WebMD”), ENVOY and the Company. The Company has filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions were pending before the court. On October 24, 2005, the court converted the Company’s motion to dismiss to a motion for summary judgment. In the October 24, 2005 order, the court also vacated the parties’ joint motion to suspend discovery. The Company continues to believe that the allegations made by ENVOY and Federal are without merit and intends to defend the case vigorously.
      On June 28, 2004, ML Laboratories PLC (“ML”) filed a request to the International Chamber of Commerce seeking arbitration in connection with a contract dispute with Novex Pharma Limited (“Novex”), a subsidiary of the Company. This claim related to a contract entered into by Novex with ML for the marketing and sales promotion of ML’s medical device product known as Adept, a solution used for the treatment and prevention of adhesions in abdominal surgery. ML’s claim alleged breach of contract by Novex by failing to provide an adequate United Kingdom sales force, failing to implement marketing efforts in European countries as required by the contract, and repudiatory breach of the contract. The claim by ML was for damages of £55.1 million (approximately $97.1 million). On December 17, 2004, Novex filed an answer and counter-claim asserting breach of contract. On April 13, 2005, the parties agreed to a settlement and the Company subsequently made a payment to ML, which did not have a material adverse effect on the Company’s financial condition.
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
      The Company also is party to other legal proceedings incidental to its business. While the Company’s management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the quarterly and annual period in which the ruling occurs.

20.	Recently Issued Accounting Standards
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
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on its financial condition or results of operations due to the Company’s limited use of nonmonetary exchanges.
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
      During June 2005, FASB issued Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put or Call Option,” and No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” Both of these DIG Issues are effective for quarters beginning after December 31, 2005. The Company does not expect the adoption of these DIG Issues to have a material impact on its financial condition or results of operations.

21.	Subsequent Event
      On November 3, 2005, the Company’s Board of Directors declared a dividend payable to Pharma Services Intermediate Holding Corp. and Pharma Services in the amount of $75.0 million. The dividend will be paid during the fourth quarter of 2005.

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
      We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, the risk that our substantial debt could adversely affect our financial condition, the limitations on the operation of our business imposed by the covenants contained in our senior subordinated notes, the risk that the market for our products and services will not grow as we expect, the risk that our PharmaBio Development transactions will not generate revenues, profits or return on investment at the rate or levels we expect or that royalty revenues under our PharmaBio Development arrangements may not be adequate to offset our upfront and ongoing expenses in providing sales and marketing services or in making milestone and marketing payments, our ability to efficiently distribute backlog among project management groups and match demand to resources, our actual operating performance, variation in the actual savings and operating improvements resulting from our restructurings, our ability to maintain large customer contracts or to enter into new contracts, delays in obtaining or failure to receive required regulatory approvals of our customers’ products or projects, changes in trends in the pharmaceutical industry, our ability to operate successfully in a new line of business, the risk that Verispan, L.L.C., or Verispan, our joint venture with McKesson Corporation, or McKesson, relating to the informatics business, will not be successful, changes in existing, and the adoption of new, regulations affecting the pharmaceutical industry and liability risks associated with our business which could result in losses or indemnity to others not covered by insurance. See “Risk Factors” below for additional factors that could cause actual results to differ.

Overview
      From an operational standpoint, we believe we have experienced strong improvements during 2005. We experienced 18.6% and 21.1% growth in net revenues for the three and nine months ended September 30, 2005, respectively, as compared to the respective periods in 2004. Each of our service segments experienced net revenue growth during the three and nine months ended September 30, 2005 when compared to the three and nine months ended September 30, 2004, with each service segment experiencing double digit net revenue growth during the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. Our contribution increased $39.1 million and $106.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the respective periods in 2004. Our selling, general and administrative expenses decreased $10.2 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, as compared to the respective periods in 2004. When compared to the same periods in 2004, our selling, general and administrative expenses as a percent of net revenues decreased approximately 8.0 and 6.7 percentage points for the three and nine months ended September 30, 2005. We believe this decrease, in terms of dollars and as a percent of net revenues, demonstrates that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings.
      Our income before income taxes increased to $19.8 million for the three months ended September 30, 2005 compared to a loss before income taxes of ($31.4) million for the three months ended September 30, 2004. Our income before income taxes increased to $5.4 million for the nine months ended September 30, 2005 compared to a loss before income taxes of ($47.3) million for the nine months ended September 30, 2004.

      Our income from continuing operations increased to $27.3 million for the three months ended September 30, 2005 compared to a loss from continuing operations of ($17.3) million for the three months ended September 30, 2004. Our income from continuing operations increased to $39.7 million for the nine months ended September 30, 2005 compared to a loss from continuing operations of ($50.6) million for the nine months ended September 30, 2004.

Results of Operations
      In September 2005, we completed the sale of our Early Development and Packaging Business, or EDP Business, to Aptuit Inc., or Aptuit, for approximately $124 million in cash. We recognized a loss from the sale of the EDP Business during the third quarter of 2005 of $4.6 million, net of an income tax benefit of $1.9 million. We recognized a pre-tax impairment charge of $65.8 million in the second quarter of 2005 related to the assets of this business. The results of operations, assets and liabilities of the EDP Business have been reported separately as a discontinued operation. All historical periods presented herein have been restated to reflect the EDP Business as a discontinued operation.

Three Months Ended September 30, 2005 and 2004
      Gross Revenues. Gross revenues for the third quarter of 2005 were $611.4 million versus $488.1 million for the third quarter of 2004. Gross revenues include service revenues, revenues from commercial rights and royalties and revenues from investments. Net revenues exclude reimbursed service costs. Reimbursed service costs may fluctuate due, in part, to the payment provisions of the respective service contract. Below is a summary of revenues (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Service revenues — external	$579,416	$482,966
Less: reimbursed service costs	141,109	91,620

Net service revenues — external	438,307	391,346
Net service revenues — intersegment	24,319	26,703

Net service revenues — combined	462,626	418,049
Commercial rights and royalties	31,093	7,660
Investments	890	(2,509)
Eliminations: service revenues — intersegment	(24,319)	(26,703)

Total net revenues	$470,290	$396,497

Reimbursed service costs	141,109	91,620

Gross revenues	$611,399	$488,117

•	Service Revenues — External. Service revenues — external were $579.4 million for the third quarter of 2005 compared to $483.0 million for the third quarter of 2004. Service revenues — external less reimbursed service costs, or net service revenues — external, for the third quarter of 2005 were $438.3 million, an increase of $47.0 million or 12.0% over net service revenues — external of $391.3 million for the third quarter of 2004. Net service revenues — external for the third quarter of 2005 were negatively impacted by approximately $152,000 due to the effect of the strengthening of the United States dollar relative to the British pound, offset by the weakening of the United States dollar relative to the euro, South African rand and the Japanese yen. Our Commercial Services and Product Development Groups experienced growth in the third quarter of 2005 compared to the third quarter of 2004. Our Product Development Group experienced growth in our clinical development services, or CDS, and central laboratory businesses. Net service revenues — external increased in the Asia Pacific region $3.5 million or 4.2% to $87.1 million for the third quarter of 2005 from the third quarter of 2004 including a positive impact of approximately $772,000 due to the effect of foreign currency fluctua-

tions. Our Commercial Services Group experienced strong growth in the Asia Pacific region. Net service revenues — external increased $30.0 million or 18.0% to $196.3 million for the third quarter of 2005 from the third quarter of 2004 in the Europe region despite a negative impact of approximately $1.7 million due to the effect of foreign currency fluctuations. We experienced growth from CDS and central laboratory businesses, along with an improvement in the business conditions for our Commercial Services Group in Europe. Net service revenues — external increased in the Americas region $13.5 million or 9.5% to $154.9 million for the third quarter of 2005 from the third quarter of 2004 including a positive impact of approximately $791,000 due to the effect of foreign currency fluctuations. The growth in the Americas region is from our Product Development Group, including growth from our CDS, Phase I and clinical pharmacology businesses.

•	Net Service Revenues — Intersegment. Net service revenues — intersegment represents the revenues from services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers in exchange for royalties. Net service revenues — intersegment decreased to $24.3 million for the third quarter of 2005 versus $26.7 million for the third quarter of 2004 as a result of a decrease in the incremental services provided under our February 2004 contract with a large pharmaceutical customer.

•	Net Service Revenues — Combined. Net service revenues — combined for the third quarter of 2005 were $462.6 million versus $418.0 million for the third quarter of 2004 for the reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues, which include product revenues, royalties and commissions, for the third quarter of 2005 were $31.1 million, an increase of $23.4 million as compared to the third quarter 2004 commercial rights and royalties revenues of $7.7 million. Commercial rights and royalties revenues were positively impacted by approximately $112,000 due to the effect of foreign currency fluctuations primarily related to the weakening of the United States dollar relative to the South African rand. Commercial rights and royalties revenues were reduced by approximately $5.6 million for the third quarter of 2005 for the amortization of the payments we made to our customers versus $10.3 million for the third quarter of 2004. These payments are considered incentives and are amortized against revenues over the service period of the contract. The increase in commercial rights and royalties revenues is due to (1) our contract for Cymbalta®, which contributed $14.1 million of revenues in the third quarter of 2005 versus $2.4 million in the third quarter of 2004; (2) our February 2004 contract with a large pharmaceutical customer which contributed $3.2 million of revenues in the third quarter of 2005 compared to no revenues in the third quarter of 2004; (3) our contracts with Columbia Labs, Inc., or Columbia, which contributed $269,000 of revenues in the third quarter of 2005 but decreased revenues by approximately $5.9 million in the third quarter of 2004 due to an impairment of the payments made to Columbia of approximately $7.8 million due to a decline in fair value of the related commercial rights and royalties asset which we deemed to be other-than-temporary; (4) our contract with Cell Therapeutics, Inc., or Cell Therapeutics, which contributed $1.0 million of revenues in the third quarter of 2005 compared to no revenues in the third quarter of 2004; and (5) an increase of approximately $1.5 million in the revenues from miscellaneous contracts and activities. Commercial rights and royalties revenues for the third quarter of 2005 were attributable to the following: (1) approximately 45.5% to our Cymbalta® contract, (2) approximately 25.1% to our contracts with two large pharmaceutical customers in Europe, (3) approximately 10.4% to our February 2004 contract with a large pharmaceutical customer, (4) approximately 14.9% related to miscellaneous contracts and activities, (5) approximately 3.2% related to our contract with Cell Therapeutics and (6) approximately 0.9% to our contracts with Columbia.

•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements, which include gains and losses from the sale of equity securities and impairments from other-than-temporary declines in the fair values of our direct and indirect investments, for the third quarter of 2005 were $890,000 versus a loss of $2.5 million for the third quarter of 2004. Investment revenues for the third quarter of 2005 included $891,000 of net gains on marketable securities versus net losses of $2.2 million for the third quarter of 2004. In addition, during the third quarter of 2005 and 2004, we recognized $50,000 and $268,000, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.

      Costs of Revenues. Costs of revenues were $441.5 million for the third quarter of 2005 versus $357.9 million for the third quarter of 2004. Below is a summary of the costs of revenues (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Reimbursed service costs	$141,109	$91,620
Service costs	252,128	224,967
Commercial rights and royalties costs	45,423	40,250
Depreciation and amortization	27,156	27,754
Eliminations — intersegment costs	(24,319)	(26,703)

	$441,497	$357,888

•	Reimbursed Service Costs. Reimbursed service costs were $141.1 million and $91.6 million for the third quarter of 2005 and 2004, respectively.

•	Service Costs. Service costs, which include compensation and benefits for billable employees, and certain other expenses directly related to service contracts, were $252.1 million or 54.5% of net service revenues — combined for the third quarter of 2005 versus $225.0 million or 53.8% of net service revenues — combined for the third quarter of 2004. Compensation and related expenses increased approximately $14.9 million primarily as a result of salary and wage increases including an increase in our number of billable employees. Other expenses directly related to our service contracts increased approximately $12.3 million.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs, which include compensation and related benefits for employees, amortization of commercial rights, infrastructure costs of the PharmaBio Development Group and other expenses directly related to commercial rights and royalties, were $45.4 million for the third quarter of 2005 versus $40.3 million for the third quarter of 2004. The increase in commercial rights and royalties costs is primarily due to (1) an increase of approximately $1.9 million in costs to $19.3 million in the third quarter of 2005 related to our Cymbalta® contract, (2) an increase of approximately $1.6 million in costs to $8.7 million in the third quarter of 2005 related to our February 2004 contract with a large pharmaceutical customer, and (3) costs of approximately $1.3 million incurred during the third quarter of 2005 related to our co-promotion agreement with Yamanouchi Pharma Limited, or Yamanouchi.

•	Depreciation and Amortization. Depreciation and amortization, which include depreciation of our property and equipment and amortization of our definite-lived intangible assets except commercial rights, decreased to $27.2 million for the third quarter of 2005 versus $27.8 million for the third quarter of 2004. Amortization expense decreased approximately $653,000 as a result of a decrease in the unamortized balance of intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense was basically flat quarter over quarter.

•	Eliminations — Intersegment Costs. Eliminations represent the services provided by our service segments, primarily commercial services, to our PharmaBio Development Group under risk-based arrangements in which we provide services to customers in exchange for royalties. Eliminations decreased to $24.3 million for the third quarter of 2005 versus $26.7 million for the third quarter of 2004 primarily as a result of a decrease in the incremental services provided under our February 2004 contract with a large pharmaceutical customer.
      Selling, general and administrative expenses. Selling, general and administrative expenses, which include compensation and benefits for administrative employees, non-billable travel, professional services, and expenses for advertising, information technology and facilities, were $136.9 million or 29.1% of total net revenues for the third quarter of 2005 versus $147.0 million or 37.1% of total net revenues for the third quarter of 2004. We experienced a decrease in compensation and benefits, travel expenses and marketing expenses which was partially offset by an increase in other selling, general and administrative expenses. We believe this decrease as a percentage of net revenues demonstrates that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings.
      Net interest expense, which represents interest income received from bank balances and investments in debt securities, and the accretion of discounts provided pursuant to commercial rights and royalties assets relating to certain PharmaBio Development contracts, net of interest expense incurred on lines of credit, notes and capital leases, was $12.1 million for the third quarter of 2005 versus $14.8 million for the third quarter of 2004. Interest income increased slightly to $2.7 million for the third quarter of 2005 versus $2.6 million for the third quarter of 2004. Interest expense decreased approximately $2.7 million to $14.8 million for the third quarter of 2005 as a result of the $150.0 million principal payment on our Senior Term B Loan made on March 31, 2005.
      Other income was $2.2 million for the third quarter of 2005 versus other expense of $247,000 for the third quarter of 2004. Included in the third quarter of 2005 was approximately $624,000 in foreign currency net gains versus $252,000 of foreign currency net losses included in the third quarter of 2004. The third quarter of 2005 included approximately $510,000 of net gains on the disposal of assets versus approximately $556,000 of net gains for the third quarter of 2004. Included in the third quarter of 2005 was a net gain of $121,000 relating to the sale of certain assets and operations within our Singapore EDP Business which did not qualify for discontinued operations.
      During the first quarter of 2005, our Board of Directors approved the second and third phases of our review of our current operating and future strategic direction. In connection with the three phases of this review, we recognized $3.4 million of restructuring charges during the third quarter of 2005. The restructuring charges included $2.7 million for termination benefits and $700,000 of exit costs. We anticipate incurring additional restructuring charges relating to the first three phases of our review totaling approximately $7.6 million during the last quarter of 2005 and the first half of 2006 as additional actions are communicated. The additional charges are expected to consist of $6.0 million for termination benefits and $1.6 million of exit costs.
      Income before taxes was $19.8 million for the third quarter of 2005 versus a net loss before income taxes of $31.4 million for the third quarter of 2004.
      We recognized an overall income tax benefit of $9.5 million and $15.1 million for the third quarter of 2005 and 2004, respectively.
      In the third quarter of 2005, our chief executive officer approved a domestic reinvestment plan to repatriate $70 to $85 million in extraordinary dividends as defined in the American Jobs Creation Act of 2004, or the Jobs Act. Presently, we have determined that only $60 million will be repatriated; however, we will continue to assess whether we will repatriate additional amounts in the fourth quarter of 2005. The plan was ratified by our Board of Directors. Of the $60 million, $55.7 million is attributable to pre-July 1, 2005 earnings and $4.3 million relates to post-June 30, 2005 estimated earnings. Our overall income tax benefit in the quarter ended September 30, 2005 was positively impacted by a $17.8 million income tax benefit recognized related to the $55.7 million of pre-July 1, 2005 earnings. The $17.8 million income tax benefit resulted from the lower United States income tax rate of 5.25% applicable to the repatriation of pre-July 1, 2005 foreign earnings. United States income tax was provided in previous years because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore in addition to the local income tax, deferred income tax liabilities for the United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $17.8 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-July 1, 2005 earnings to 5.25%.

      In the first quarter of 2005, our chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, from certain countries, in extraordinary dividends as defined in the Jobs Act. This plan was ratified by our Board of Directors. We have determined that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. Our overall income tax benefit in 2005 has been positively impacted by a $31.5 million discrete income tax benefit recognized related to the $98.8 million of pre-2005 earnings. The $31.5 million income tax benefit resulted from the lower United States income tax rate of 5.25% applicable to the repatriation of pre-2005 foreign earnings. United States income tax was provided in previous years because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore in addition to the local income tax, deferred income tax liabilities for the United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.
      As in the first half of 2005, we have calculated our third quarter income tax benefit pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods (An Interpretation of APB Opinion No. 28),” or FASB Interpretation No. 18, using actual year to date income (loss). We believe this approach more accurately represents the interim income tax position than the projected effective tax rate approach. This approach using actual year to date income (loss) is generally considered to result in a more reliable estimate of the interim income tax expense (benefit) when, such as with our case this year, a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on our foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. Excluding the $49.3 million discrete income tax benefits from the Jobs Act, our year to date effective income tax rate is 193%. This includes incremental United States income tax expense of approximately $1.1 million on year to date 2005 foreign earnings repatriated under the Jobs Act. These earnings were taxed at approximately 5.25% rather than 38.5%. The 5.25% income tax rate is only available for the extraordinary dividends being repatriated. Of the amounts being repatriated under the Jobs Act, $5.8 million relates to earnings expected to be generated during the remainder of the year. These earnings will be taxed for United States income tax purposes at approximately 5.25%, plus foreign withholding taxes, if any, as opposed to 38.5%.
      For all other foreign earnings, incremental United States income tax and foreign withholding taxes will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because we have not currently adopted another dividend reinvestment plan for any other earnings. This additional income tax on our foreign earnings is the major reason our effective income tax rate exceeds 35%. Additionally, since we conduct operations on a global basis, shifts in income between taxing jurisdictions may also cause our effective income tax rate to vary from period to period.
      During the third quarter of 2005 and 2004, we recognized losses of $849,000 and $366,000, respectively, from equity in unconsolidated affiliates, which represents our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan.
      During the third quarter of 2005 and 2004, our earnings were reduced by $1.2 million and $702,000, respectively, for minority interests in certain of our consolidated subsidiaries.
      Income from continuing operations was $27.3 million in the third quarter of 2005 compared to a loss from continuing operations of $17.3 million in the third quarter of 2004.
      Income from our discontinued operations was $4.2 million in the third quarter of 2005 versus a loss from our discontinued operations of $2.0 million in the third quarter of 2004, and includes our EDP Business, which was sold September 30, 2005, and our Bioglan Pharmaceuticals business, or Bioglan, which was sold August 10, 2004. Income from our EDP Business was $4.2 million in the third quarter of 2005 and a net loss of $1.5 million in the third quarter of 2004. Loss from Bioglan was $521,000 in the third quarter of 2004.

      In September 2005, we completed the sale of our EDP Business to Aptuit for approximately $124.0 million in cash. Based on certain purchase price adjustment provisions in the asset purchase agreement, Aptuit is obligated to pay us approximately $5.1 million during the fourth quarter of 2005. As a result of the completion of the transaction, we recognized a loss from the sale of the EDP Business during the third quarter of 2005 of $4.6 million, net of an income tax benefit of $1.9 million. As discussed in Note 13, we recognized a $65.8 million pre-tax impairment on the assets of the EDP Business in the second quarter of 2005.
      During August 2004, we completed the sale of Bioglan to Bradley Pharmaceuticals, Inc., or Bradley, for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million. As a result of the completion of the transaction, we recognized a gain from the sale of Bioglan during the third quarter of 2004 of $53.8 million which was net of income taxes of $36.2 million.
      As discussed in Note 1 of the financial statements, we identified errors in previous accounting for foreign currency gains and losses and revenue recognition related to certain contracts at two of our international locations. We corrected these items during 2005. The impact of these entries was a decrease to income before income taxes and net income of approximately $1.4 million and $612,000, respectively, for the three months ended September 30, 2005. The errors primarily pertain to 2004 although certain of the entries relate to periods prior to 2004. We concluded that these errors had an immaterial effect on both our current year and prior year financial statements, including interim quarterly periods. Therefore, we have recorded adjusting entries during 2005.
      Net income was $26.9 million and $34.5 million for the third quarter of 2005 and 2004, respectively.
Analysis by Segment:
      The following table summarizes the operating activities for our reportable segments for the third quarter of 2005 and 2004, respectively. In September 2005, we completed the sale of our EDP Business and in August 2004, we completed the sale of certain assets related to Bioglan. The results of operations for the EDP Business and Bioglan have each been reported as discontinued operations and are no longer included in the Product Development and PharmaBio Development Groups, respectively. All historical periods presented herein reflect that the EDP Business and Bioglan were discontinued operations. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense except the amortization of commercial rights. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense (except the amortization of commercial rights), interest (income) expense, restructuring, impairments, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2005	2004	Growth %	2005	Revenues	2004	Revenues

Product Development	$279.9	$238.9	17.2%	$142.0	50.7%	$121.2	50.7%
Commercial Services	182.7	179.1	2.0	68.5	37.5	71.9	40.1
PharmaBio Development	32.0	5.2	520.9	(13.4)	(42.0)	(35.1)	(681.4)
Eliminations	(24.3)	(26.7)	(8.9)	—	—	—	—

	$470.3	$396.5	18.6%	$197.1	41.9%	$158.0	39.8%
      Product Development Group. Net service revenues for the Product Development Group were $279.9 million for the third quarter of 2005 compared to $238.9 million for the third quarter of 2004. We experienced an increase in revenues from our CDS and central laboratory services businesses. Net service revenues for the third quarter of 2005 were positively impacted by approximately $326,000 due to the effect of foreign currency fluctuations. The net service revenues in the Europe region increased $24.7 million or 25.8% to $120.5 million primarily as a result of an increase in CDS and central laboratory services revenues, partially offset by the negative impact of approximately $1.1 million due to the effect of foreign currency fluctuations. Net service revenues increased $16.2 million or 15.9% to $117.9 million in the Americas region, which experienced an increase in CDS and Phase I revenues.
      Contribution for the Product Development Group was $142.0 million for the third quarter of 2005 compared to $121.2 million for the third quarter of 2004 due primarily to increased revenues. As a percentage of net service revenues, contribution margin was 50.7% for the third quarter of 2005 compared to 50.7% for the third quarter of 2004.
      Commercial Services Group. Net service revenues for the Commercial Services Group were $182.7 million for the third quarter of 2005 compared to $179.1 million for the third quarter of 2004. Net service revenues for the third quarter of 2005 were negatively impacted by approximately $473,000 due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $3.4 million or 8.0% to $45.5 million. Net service revenues increased approximately $4.2 million or 5.8% to $76.5 million in the Europe region, offset by (1) the negative impact of approximately $641,000 due to the effect of foreign currency fluctuations and (2) a negative impact of approximately $1.8 million due to the sale of our French contract sales organization, or CSO, business in July 2005. The overall increase in net service revenues was driven by improved business conditions in Europe, primarily Belgium, Germany and the United Kingdom. Net service revenues decreased $4.0 million or 6.2% to $60.7 million in the Americas region as a result of a decrease in the services provided under our PharmaBio Development contracts during the year, primarily relating to our February 2004 contract with a large pharmaceutical customer.
      Contribution for the Commercial Services Group was $68.5 million for the third quarter of 2005 compared to $71.9 million for the third quarter of 2004. As a percentage of net service revenues, contribution margin was 37.5% for the third quarter of 2005 compared to 40.1% for the third quarter of 2004. The contribution margin decrease resulted from poor business conditions in the Americas, which was somewhat offset by improved business conditions in the Europe and Asia Pacific regions.
      PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $26.8 million during the third quarter of 2005 as compared to the third quarter of 2004 due to a $23.4 million increase in commercial rights and royalties revenues and an increase of approximately $3.4 million in investment revenues. Commercial rights and royalties costs increased by approximately $5.2 million during the same period primarily as a result of increased costs associated with our contract for Cymbalta® and our February 2004 contract with a large pharmaceutical customer, as well as an increase in miscellaneous costs.
      The contribution for the PharmaBio Development Group increased by $21.7 million in the third quarter of 2005 compared to the third quarter of 2004. The contribution related to commercial rights and royalties agreements (net of related costs) in the third quarter of 2005 increased the overall contribution of this group by approximately $18.3 million when compared to the third quarter of 2004. The increase in the contribution provided by the commercial rights and royalties agreements is a result of an increase in revenues of approximately $23.4 million, primarily due to our Cymbalta® contract, partially offset by a $5.2 million increase in related costs, primarily due to our Cymbalta® contract and our February 2004 contract with a large pharmaceutical customer. The contribution from investment revenues increased by approximately $3.4 million for the third quarter of 2005 to $890,000 versus a loss of $2.5 million for the third quarter of 2004 as a direct result of the increase in the investment revenues.

Nine months ended September 30, 2005 and 2004
      Gross Revenues. Gross revenues for the first nine months of 2005 were $1.79 billion versus $1.42 billion for the first nine months of 2004. Below is a summary of revenues (in thousands):

	Nine Months Ended
	September 30,

	2005	2004

Service revenues — external	$1,697,248	$1,386,496
Less: reimbursed service costs	377,371	251,573

Net service revenues — external	1,319,877	1,134,923
Net service revenues — intersegment	75,963	41,582

Net service revenues — combined	1,395,840	1,176,505
Commercial rights and royalties	95,795	38,401
Investments	(1,951)	(6,304)
Eliminations: service revenues — intersegment	(75,963)	(41,582)

Total net revenues	$1,413,721	$1,167,020

Reimbursed service costs	377,371	251,573

Gross revenues	$1,791,092	$1,418,593

•	Service Revenues — External. Service revenues — external were $1.70 billion for the first nine months of 2005 compared to $1.39 billion for the first nine months of 2004. Net service revenues — external for the first nine months of 2005 were $1.32 billion, an increase of $185.0 million or 16.3% over net service revenues — external of $1.13 billion for the first nine months of 2004. Net service revenues — external for the first nine months of 2005 were positively impacted by approximately $22.7 million due to the effect of the weakening of the United States dollar relative to the euro, the British pound, the South African rand and the Japanese yen. Our Commercial Services and Product Development Groups experienced growth. Our Product Development Group experienced growth in CDS, Phase I and central laboratory businesses. Net service revenues — external increased in the Asia Pacific region $30.7 million or 12.9% to $268.4 million for the first nine months of 2005 from the first nine months of 2004 including a positive impact of approximately $7.3 million due to the effect of foreign currency fluctuations. Our Commercial Services Group experienced strong growth in the Asia Pacific region. Net service revenues — external increased $106.1 million or 21.9% to $591.8 million for the first nine months of 2005 from the first nine months of 2004 in the Europe region including a positive impact of approximately $13.8 million due to the effect of foreign currency fluctuations. We experienced growth from our CDS, Phase I and central laboratory businesses, along with an improvement in the business conditions for our Commercial Services Group in Europe. Net service revenues — external increased in the Americas region $48.1 million or 11.7% to $459.7 million for the first nine months of 2005 from the first nine months of 2004 including a positive impact of approximately $1.7 million due to the effect of foreign currency fluctuations. The increase in the Americas region is primarily from our Product Development Group, including growth from our CDS, Phase I and central laboratory businesses.

•	Net Service Revenues — Intersegment. Net service revenues — intersegment increased to $76.0 million for the first nine months of 2005 versus $41.6 million for the first nine months of 2004 as a result of the incremental services provided under our Cymbalta® contract and our February 2004 contract with a large pharmaceutical customer.

•	Net Service Revenues — Combined. Net service revenues — combined for the first nine months of 2005 were $1.40 billion versus $1.18 billion for the first nine months of 2004 for the reasons stated above.

•	Commercial Rights and Royalties Revenues. Commercial rights and royalties revenues for the first nine months of 2005 were $95.8 million, an increase of $57.4 million as compared to the first nine months of 2004 commercial rights and royalties revenues of $38.4 million. Commercial rights and royalties revenues were positively impacted by approximately $1.3 million due to the effect of foreign currency fluctuations related to the weakening of the United States dollar relative to the euro. Commercial rights and royalties revenues were reduced by approximately $16.5 million for the first nine months of 2005 for the amortization of the payments we made to our customers versus $14.6 million for the first nine months of 2004. These payments are considered incentives and are amortized against revenues over the service period of the contract. The increase in commercial rights and royalties revenues is due to (1) our contract for Cymbalta®, which contributed $36.9 million of revenues in the first nine months of 2005 compared to $2.4 million of revenues in the first nine months of 2004; (2) our February 2004 contract with a large pharmaceutical customer, which contributed $14.7 million of revenues in the first nine months of 2005 compared to no revenues in the first nine months of 2004; (3) a slight increase in the revenues under our contracts in Europe with two large pharmaceutical customers to $28.6 million in the first nine months of 2005 as compared to $28.4 million in the first nine months of 2004; (4) our contract with Cell Therapeutics, which contributed $3.2 million in the first nine months of 2005 compared to no revenues in the first nine months of 2004; (5) our contracts with Columbia, which contributed $1.1 million of revenues in the first nine months of 2005 but decreased revenues by approximately $1.2 million in the first nine months of 2004 due to an impairment of the payments made to Columbia of approximately $10.7 million due to a decline in fair value of the related commercial rights and royalties asset which we deemed to be other-than-temporary; and (6) an increase of approximately $2.4 million in the revenues from miscellaneous contracts and activities. Commercial rights and royalties revenues for the first nine months of 2005 were attributable to the following: (1) approximately 38.5% to our Cymbalta® contract, (2) approximately 29.9% to our contracts with two large pharmaceutical customers in Europe, (3) approximately 15.4% to our February 2004 contract with a large pharmaceutical customer, (4) approximately 11.6% related to miscellaneous contracts and activities, (5) approximately 3.4% related to our contract with Cell Therapeutics and (6) approximately 1.2% to our contracts with Columbia.

•	Investment Revenues. Investment revenues related to our PharmaBio Development Group’s financing arrangements for the first nine months of 2005 were a loss of $2.0 million versus a loss of $6.3 million for the first nine months of 2004. Investment revenues for the first nine months of 2005 included net gains on marketable securities of $1.0 million versus $4.3 million for the first nine months of 2004. In addition, during the first nine months of 2005 and 2004, we recognized $3.1 million and $10.6 million, respectively, of impairment losses on investments whose decline in fair value was considered to be other than temporary.
      Costs of Revenues. Costs of revenues were $1.29 billion for the first nine months of 2005 versus $1.03 billion for the first nine months of 2004. Below is a summary of the costs of revenues (in thousands):

	Nine Months Ended
	September 30,

	2005	2004

Reimbursed service costs	$377,371	$251,573
Service costs	763,618	643,193
Commercial rights and royalties costs	143,327	89,352
Depreciation and amortization	77,109	83,519
Eliminations — intersegment costs	(75,963)	(41,582)

	$1,285,462	$1,026,055

•	Reimbursed Service Costs. Reimbursed service costs were $377.4 million and $251.6 million for the first nine months of 2005 and 2004, respectively.

•	Service Costs. Service costs were $763.6 million or 54.7% of net service revenues — combined for the first nine months of 2005 versus $643.2 million or 54.7% of net service revenues — combined for the first nine months of 2004. Compensation and related expenses increased approximately $91.5 million primarily as a result of salary and wage increases, including an increase in our number of billable employees. Other expenses directly related to our service contracts increased approximately $28.9 million. Service costs were negatively impacted by approximately $12.0 million from the effect of foreign currency fluctuations.

•	Commercial Rights and Royalties Costs. Commercial rights and royalties costs were $143.4 million for the first nine months of 2005 versus $89.4 million for the first nine months of 2004. The increase in commercial rights and royalties costs is primarily due to (1) an increase of approximately $31.5 million in costs to $55.6 million in the first nine months of 2005 related to our Cymbalta® contract and (2) an increase of approximately $7.8 million in costs to $22.4 million in the first nine months of 2005 related to our February 2004 contract with a large pharmaceutical customer.

•	Depreciation and Amortization. Depreciation and amortization decreased to $77.1 million for the first nine months of 2005 versus $83.5 million for the first nine months of 2004. Amortization expense decreased approximately $5.0 million as a result of a decrease in the unamortized balance of intangible assets which are being amortized over their finite lives. We have approximately $109.7 million of intangible assets which have an indefinite life and therefore are not being amortized. Depreciation expense decreased approximately $1.4 million.

•	Eliminations — Intersegment Costs. Eliminations increased to $76.0 million for the first nine months of 2005 versus $41.6 million for the first nine months of 2004 primarily as a result of the incremental services provided under our Cymbalta® contract and our February 2004 contract with a large pharmaceutical customer.
      Selling, general and administrative expenses. Selling, general and administrative expenses were $431.6 million or 30.5% of total net revenues for the first nine months of 2005 versus $433.6 million or 37.2% of total net revenues for the first nine months of 2004. We experienced a decrease in compensation and benefits, travel expenses and marketing expenses during the first nine months of 2005 which was partially offset by an increase in other selling, general and administrative expenses. We believe this decrease as a percentage of net revenues demonstrates that we are beginning to realize some of the benefits from our 2004 and 2005 restructurings. Selling, general and administrative expenses were negatively impacted by approximately $6.8 million from the effect of foreign currency fluctuations.
      Net interest expense was $41.7 million for the first nine months of 2005 as compared to $44.0 million for the first nine months of 2004. Interest income increased approximately $1.6 million to $8.7 million for the first nine months of 2005 primarily as a result of an increase in the average balance of cash available for investment. Interest expense decreased approximately $758,000 to $50.5 million for the first nine months of 2005. Included in interest expense for the first nine months of 2005 is approximately $3.2 million of prior debt issuance costs expensed as a result of the $150.0 million principal payment on our Senior Term B Loan made on March 31, 2005. The increase in interest expense related to the expensing of the prior debt issuance costs is offset by a decrease in interest expense resulting from the $150.0 million principal payment on our Senior Term B Loan made in March 2005.
      Other expense was $423,000 for the first nine months of 2005 versus other income of $3.0 million for the first nine months of 2004. Included in the first nine months of 2005 and 2004 was approximately $1.7 million and $2.3 million in foreign currency net losses, respectively. The first nine months of 2005 included approximately $322,000 of net losses on the disposal of assets versus approximately $5.2 million of net gains on the sale of assets in 2004, including certain assets of our reference laboratory in South Africa. Included in the first nine months of 2005 was a net gain of $121,000 related to the sale of certain assets and operations of our Singapore EDP Business which did not qualify for discontinued operations.
      During the first quarter of 2005, our Board of Directors approved the second and third phases of our review of our current operating and future strategic direction. In connection with the three phases of this review, we recognized $22.6 million of restructuring charges during the first nine months of 2005. The restructuring charges included $12.3 million for termination benefits and $10.3 million of exit costs including termination penalties related to a service agreement. We anticipate incurring additional restructuring charges relating to the first three phases of our review totaling approximately $7.6 million during the last quarter of 2005 and the first half of 2006 as additional actions are communicated. The additional charges are expected to consist of $6.0 million for termination benefits and $1.6 million of exit costs.
      We recognized $6.6 million of impairments on long-lived assets during the first nine months of 2005. There were no such impairments during the first nine months of 2004. Included in the 2005 impairments are approximately $5.9 million of certain software-related assets which were abandoned during the second quarter of 2005 and $720,000 related to the review of our current operating and future strategic direction.
      During the first nine months of 2005, we recognized a $2.7 million reduction in transaction expenses as a result of a change in the estimated change in control costs associated with our September 2003 transaction with Pharma Services Holding, Inc., or Pharma Services.
      During the second quarter of 2004, we sold 3,556 ordinary shares, or approximately 11.1% of our ownership interest, in our Japanese subsidiary, Quintiles Transnational Japan K.K., or QJPN to Mitsui & Co., Ltd., or Mitsui, for approximately 4.0 billion yen (approximately $37.0 million) of gross proceeds. We incurred approximately $1.1 million of costs related to the sale. As a result, we recognized a gain on the sale of a portion of an investment in a subsidiary of approximately $24.7 million.
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
      Income before income taxes was $5.4 million for the first nine months of 2005 versus a loss before income taxes of $47.3 million for the first nine months of 2004. Included in the income before income taxes for the first nine months of 2005 were $6.6 million of impairment charges and $22.6 million of restructuring charges. Included in the loss before income taxes for the first nine months of 2004 was $34.7 million of gains related to the transactions with Mitsui as described above.
      We recognized an overall income tax benefit of $38.9 million and income tax expense of $1.7 million for the first nine months of 2005 and 2004, respectively.
      In the third quarter of 2005, our chief executive officer approved a domestic reinvestment plan to repatriate $70 to $85 million in extraordinary dividends as defined in the Jobs Act. Presently, we have determined that only $60 million will be repatriated; however, we will continue to assess whether we will repatriate additional amounts in the fourth quarter of 2005. The plan was ratified by our Board of Directors. Of the $60 million, $55.7 million is attributable to pre-July 1, 2005 earnings and $4.3 million relates to post-June 30, 2005 estimated earnings. Our overall income tax benefit in the quarter ended September 30, 2005 was positively impacted by a $17.8 million income tax benefit recognized related to the $55.7 million of pre-July 1, 2005 earnings. The $17.8 million income tax benefit resulted from the lower United States income tax rate of 5.25% applicable to the repatriation of pre-July 1, 2005 foreign earnings. United States income tax was provided in previous years because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore in addition to the local income tax, deferred income tax liabilities for the United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $17.8 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-July 1, 2005 earnings to 5.25%.

      In the first quarter of 2005, our chief executive officer approved a domestic reinvestment plan to repatriate $117.5 million, from certain countries, in extraordinary dividends as defined in the Jobs Act. This plan was ratified by our Board of Directors. We have determined that of the $117.5 million to be repatriated, $98.8 million is attributable to pre-2005 earnings and $18.7 million relates to 2005 estimated earnings. Our overall income tax benefit in 2005 has been positively impacted by a $31.5 million discrete income tax benefit recognized related to the $98.8 million of pre-2005 earnings. The $31.5 million income tax benefit resulted from the lower United States income tax rate of 5.25% applicable to the repatriation of pre-2005 foreign earnings. United States income tax was provided in previous years because those earnings were not considered to be indefinitely reinvested outside the United States. Therefore in addition to the local income tax, deferred income tax liabilities for the United States income tax and foreign withholding taxes have historically been provided for such earnings at 38.5%. The income tax rate available under the Jobs Act is approximately 5.25% and the $31.5 million income tax benefit represents the reduction of the deferred income tax liabilities on the pre-2005 earnings to 5.25%.
      As in the first half of 2005, we have calculated our third quarter income tax benefit pursuant to FASB Interpretation No. 18, using actual year to date income (loss). We believe this approach more accurately represents the interim income tax position than the projected effective tax rate approach. This approach using actual year to date income (loss) is generally considered to result in a more reliable estimate of the interim income tax expense (benefit) when, such as with our case this year, a small change in estimated income for the year could have a large impact on the annual effective income tax rate. Consistent with 2004, the income tax rate for 2005 reflects incremental United States income tax provided on our foreign earnings because those earnings are not considered to be indefinitely reinvested outside the United States. Excluding the $49.3 million discrete income tax benefits from the Jobs Act, our year to date effective income tax rate is 193%. This includes incremental United States income tax expense of approximately $1.1 million on year to date 2005 foreign earnings repatriated under the Jobs Act. These earnings were taxed at approximately 5.25% rather than 38.5%. The 5.25% income tax rate is only available for the extraordinary dividends being repatriated. Of the amounts being repatriated under the Jobs Act, $5.8 million relates to earnings expected to be generated during the remainder of the year. These earnings will be taxed for United States income tax purposes at approximately 5.25%, plus foreign withholding taxes, if any, as opposed to 38.5%.
      For all other foreign earnings, incremental United States income tax and foreign withholding taxes will continue to be provided at a rate of 38.5%, and not at the lower United States income tax rate of approximately 5.25% available pursuant to the Jobs Act, because we have not currently adopted another dividend reinvestment plan for any other earnings. This additional income tax on our foreign earnings is the major reason our effective income tax rate exceeds 35%. Additionally, since we conduct operations on a global basis, shifts in income between taxing jurisdictions may also cause our effective income tax rate to vary from period to period.
      During the first nine months of 2005 and 2004, we recognized losses of $1.4 million and $389,000, respectively, from equity in unconsolidated affiliates, which represents our pro rata share of the net loss of unconsolidated affiliates, primarily Verispan.
      During the first nine months of 2005 and 2004, our earnings were reduced by $3.2 million and $1.1 million, respectively, for minority interests in certain of our consolidated subsidiaries. The increase in the reductions is a result of the transactions during the first nine months of 2004 with Mitsui, in which our interest in QJPN decreased to 80%.
      Income from continuing operations was $39.7 million for the first nine months of 2005 and a loss from continuing operations of $50.6 million in the first nine months of 2004.
      Loss from our discontinued operations was $32.9 million in the first nine months of 2005 versus income from discontinued operations of $5.4 million in the first nine months of 2004, and includes the EDP Business, which was sold September 30, 2005, and Bioglan, which was sold August 10, 2004. Loss from our EDP Business was $32.9 million and $4.2 million in the first nine months of 2005 and 2004, respectively. The $32.9 million net loss from our EDP Business for the nine months ended September 30, 2005 includes the

$65.8 million pre-tax long-lived asset impairment recorded during June 2005. Net income from Bioglan was $9.6 million in the first nine months of 2004.
      In September 2005, we completed the sale of our EDP Business to Aptuit for approximately $124.0 million in cash. Based on certain purchase price adjustment provisions in the asset purchase agreement, Aptuit is obligated to pay us approximately $5.1 million during the fourth quarter of 2005. As a result of the completion of the transaction, we recognized a loss from the sale of the EDP Business during the third quarter of 2005 of $4.6 million, net of an income tax benefit of $1.9 million. As discussed in Note 13, we recognized a $65.8 million pre-tax impairment on the assets of the EDP Business in the second quarter of 2005.
      During August 2004, we completed the sale of Bioglan to Bradley for approximately $188.3 million in cash including approximately $5.3 million of direct costs for transferred inventory. Based on certain purchase price adjustment provisions in the asset purchase agreement, we paid Bradley approximately $1.9 million. As a result of the completion of the transaction, we recognized a gain from the sale of Bioglan during the first nine months of 2004 of $53.8 million which was net of income taxes of $36.2 million.
      As discussed in Note 1 of the financial statements, we identified errors in previous accounting for foreign currency gains and losses and revenue recognition related to certain contracts at two of our international locations. We corrected these items during 2005. The impact of these entries was a decrease to income before income taxes and net income of approximately $2.0 million and $866,000, respectively, for the nine months ended September 30, 2005. The errors primarily pertain to 2004 although certain of the entries relate to periods prior to 2004. We concluded that these errors had an immaterial effect on both our current year and prior year financial statements, including interim quarterly periods. Therefore, we have recorded adjusting entries during 2005.
      Net income was $2.1 million and $8.6 million for the first nine months of 2005 and 2004, respectively.
Analysis by Segment:
      The following table summarizes the operating activities for our reportable segments for the first nine months of 2005 and 2004, respectively. In September 2005, we completed the sale of our EDP Business and in August 2004, we completed the sale of certain assets related to Bioglan. The results of operations for the EDP Business and Bioglan have each been reported as discontinued operations and are no longer included in the Product Development and PharmaBio Development Groups, respectively. All historical periods presented herein reflect that the EDP Business and Bioglan were discontinued operations. Contribution is defined as gross revenues less costs of revenues, excluding depreciation and amortization expense except the amortization of commercial rights. We do not include reimbursed service costs, selling, general and administrative expenses, depreciation and amortization expense (except the amortization of commercial rights), interest (income) expense, restructuring, impairments, other (income) expense and income tax expense (benefit) in our segment analysis. Intersegment revenues have been eliminated and the profit on intersegment revenues is reported within the service group providing the services (dollars in millions).

	Total Net Revenues			Contribution

					% of Net		% of Net
	2005	2004	Growth %	2005	Revenues	2004	Revenues

Product Development	$835.8	$691.5	20.9%	$417.9	50.0%	$345.5	50.0%
Commercial Services	560.1	485.0	15.5	214.3	38.3	187.8	38.7
PharmaBio Development	93.8	32.1	192.4	(49.5)	(52.7)	(57.3)	(178.4)
Eliminations	(76.0)	(41.6)	(82.7)	—	—	—	—

	$1,413.7	$1,167.0	21.1%	$582.7	41.2%	$476.1	40.8%
      Product Development Group. Net service revenues for the Product Development Group were $835.8 million for the first nine months of 2005 compared to $691.5 million for the first nine months of 2004. We experienced an increase in revenues from our CDS, Phase I and laboratory services businesses. Net service revenues for the first nine months of 2005 were positively impacted by approximately $14.7 million due to the effect of foreign currency fluctuations. Net service revenues increased in the Asia Pacific region

$7.2 million or 6.0% to $127.2 million as a result of an increase in revenues from our CDS business and approximately a $4.3 million positive impact due to the effect of foreign currency fluctuations. The net service revenues in the Europe region increased $75.8 million or 26.7% to $359.4 million primarily as a result of an increase in CDS, Phase I, central laboratory services and a positive impact of approximately $8.9 million due to the effect of foreign currency fluctuations. Net service revenues increased $61.3 million or 21.3% to $349.1 million in the Americas region which experienced an increase in our CDS, Phase I and central laboratory services revenues. The Americas region was positively impacted by $1.5 million due to the effect of foreign currency fluctuations.
      Contribution for the Product Development Group was $417.9 million for the first nine months of 2005 compared to $345.5 million for the first nine months of 2004 due primarily to increased revenues. As a percentage of net service revenues, contribution margin was 50.0% for the first nine months of 2005 and 2004.
      Commercial Services Group. Net service revenues for the Commercial Services Group were $560.1 million for the first nine months of 2005 compared to $485.0 million for the first nine months of 2004. Net service revenues for the first nine months of 2005 were positively impacted by approximately $8.3 million due to the effect of foreign currency fluctuations. We experienced strong growth in net revenues in the Asia Pacific region with net service revenues increasing $23.5 million or 20.0% to $141.1 million including the positive impact of approximately $2.9 million due to the effect of foreign currency fluctuations. Net service revenues increased approximately $30.7 million or 14.7% to $238.8 million in the Europe region, including a positive impact of approximately $5.2 million due to the effect of foreign currency fluctuations. We experienced an improvement in the business conditions in Europe, primarily Germany and the United Kingdom. Net service revenues increased $20.9 million or 13.1% to $180.2 million in the Americas region as a result of an increase in the services provided under our PharmaBio Development contracts during the year, primarily relating to the Cymbalta® contract and our February 2004 contract with a large pharmaceutical customer.
      Contribution for the Commercial Services Group was $214.3 million for the first nine months of 2005 compared to $187.8 million for the first nine months of 2004. As a percentage of net service revenues, contribution margin was 38.3% for the first nine months of 2005 compared to 38.7% for the first nine months of 2004.
      PharmaBio Development Group. Net revenues for the PharmaBio Development Group increased approximately $61.7 million during the first nine months of 2005 as compared to the first nine months of 2004 due to a $57.4 million increase in commercial rights and royalties revenues and an increase of approximately $4.4 million in investment revenues. Commercial rights and royalties costs increased by approximately $54.0 million during the same period primarily as a result of increased costs associated with our contract for Cymbalta®, our February 2004 contract with a large pharmaceutical customer and our contract with Yamanouchi.
      The contribution for the PharmaBio Development Group increased by $7.8 million in the first nine months of 2005 compared to the first nine months of 2004. The contribution related to commercial rights and royalties agreements (net of related costs) in the first nine months of 2005 increased the overall contribution of this group by approximately $3.4 million when compared to the first nine months of 2004. The increase in the contribution provided by the commercial rights and royalties agreements is a result of an increase in net revenues of approximately $61.7 million partially offset by a $54.0 million increase in costs, both increases primarily due to our Cymbalta® contract. The contribution from investment revenues increased by approximately $4.4 million for the first nine months of 2005 to a loss of $2.0 million versus a loss of $6.3 million for the first nine months of 2004 as a direct result of the increase in the investment revenues.

      EBITDA. Due to the significant increase in non-cash expenses resulting from the September 2003 transaction with Pharma Services, as well as the resulting significant change in our debt and income tax structures, we believe that earnings before net interest expense, income tax benefit (expense) and depreciation and amortization, or EBITDA, provides investors with an additional important perspective of the underlying performance of our business. Our consolidated EBITDA was $58.6 million and $103.2 million for the three months ended September 30, 2005 and 2004, respectively, and $69.5 million and $190.7 million for the first nine months of 2005 and 2004, respectively, as shown in the below table. The following table reconciles our net income to EBITDA (dollars in millions).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Consolidated:
Net revenues	$470.3	$396.5	$1,413.7	$1,167.0
Reimbursed service costs	141.1	91.6	377.4	251.6

Gross revenues	611.4	488.1	1,791.1	1,418.6
Costs of revenues	(441.5)	(357.9)	(1,285.5)	(1,026.1)
Selling, general and administrative expenses	(136.9)	(147.0)	(431.6)	(433.6)
Other (expense) income, net	2.2	0.2	(0.4)	3.0
Restructuring	(3.4)	—	(22.6)	—
Impairments	—	—	(6.6)	—
Transaction expenses, net	—	—	2.7	—
Gain on sale of portion of an investment in a subsidiary	—	—	—	24.7
Non-operating gain on change of interest transaction	—	—	—	10.0
Depreciation and amortization	27.5	28.9	81.7	86.5
Equity in (losses) earnings of unconsolidated affiliates	(0.8)	(0.4)	(1.4)	(0.4)
Minority interests	(1.2)	(0.7)	(3.2)	(1.1)
Depreciation and amortization of discontinued operations	0.8	4.7	8.8	16.2
Income (loss) from discontinued operation, before taxes	6.8	(2.7)	(57.0)	2.8
(Loss) gain on sale of discontinued operation, before taxes	(6.5)	90.0	(6.5)	90.0

EBITDA	$58.6	$103.2	$69.5	$190.7

Depreciation and amortization	(28.3)	(33.5)	(90.5)	(102.7)
Interest expense, net	(12.1)	(14.8)	(41.7)	(44.0)
Income tax benefit (expense) benefit	8.8	(20.4)	64.8	(35.4)

Net income (loss)	$26.9	$34.5	$2.1	$8.6

      The primary difference between contribution and EBITDA is selling, general and administrative expenses which have not been fully allocated to each of our segments historically. Similarly, we do not include restructurings, impairments and business gains and losses in deriving contribution. Contribution continues to be the primary measure we use to assess segment profitability. As discussed in the analysis by segment, contribution increased $38.7 million to $196.6 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased $106.7 million to $582.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
      Although contribution increased, EBITDA, as shown above, decreased during these same periods. The lack of comparability of contribution and EBITDA is due to certain significant items which impact EBITDA but not contribution. For the three months ended September 30, 2005, EBITDA includes a pre-tax loss from sale of discontinued operation (EDP Business) of $6.5 million while the three months ended September 30, 2004 include a pre-tax gain from sale of discontinued operation (Bioglan) of $90.0 million. These items resulted in a negative impact of approximately $96.5 million on EBITDA when comparing the three months ended September 30, 2005 to the three months ended September 30, 2004. For the nine months ended September 30, 2005, EBITDA includes a loss from discontinued operation (EDP Business), before income taxes, of $57.0 million (this loss includes a $65.8 million pre-tax asset impairment recorded during June 2005) and a loss from sale of a discontinued operation (EDP Business), before income taxes, of $6.5 million while the nine months ended September 30, 2004 include pre-tax income from discontinued operation (Bioglan and EDP Business) of $2.8 million, a pre-tax gain from sale of discontinued operation (Bioglan) of $90.0 million and pre-tax gains totaling $34.7 million relating to the Mitsui transactions. These items resulted in a negative impact of approximately $191.0 million on EBITDA when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
      As the costs of revenues for our PharmaBio Development Group already include its infrastructure costs, the contribution for this group essentially equates to its EBITDA for the three months ended September 30, 2005 of ($13.1) million, which is comprised of its ($13.4) million of contribution adding back $376,000 of depreciation and amortization, and EBITDA for the nine months ended September 30, 2005 of ($44.9) million, which is comprised of its ($49.5) million of contribution adding back $4.6 million of depreciation and amortization. The contribution for our PharmaBio Development Group increased approximately $21.7 million to ($13.4) million for the three months ended September 30, 2005 and increased approximately $7.8 million to ($49.5) million for the nine months ended September 30, 2005. Our selling, general and administrative expenses are attributable to our service segments, namely the Product Development and Commercial Services Groups.
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

Liquidity and Capital Resources
      Cash and cash equivalents were $479.5 million at September 30, 2005 as compared to $535.7 million at December 31, 2004.
      Cash provided by continuing operations was $85.4 million for the nine months ended September 30, 2005 versus cash used in continuing operations of $32.7 million for the nine months ended September 30, 2004. Included in the cash provided by continuing operations for the first nine months of 2005 is the receipt of a $20.0 million milestone payment under our February 2004 contract with a large pharmaceutical customer in connection with the United States launch of its new product. Revenue resulting from the milestone payment is being recognized as services are provided. Also included in the cash provided by continuing operations for the first nine months of 2005 is the receipt of a one-time payment of $39.4 million from Cell Therapeutics to release Cell Therapeutics from their royalty obligation to us. The amount first reduced our receivable from

Cell Therapeutics with the remainder recorded as unearned income in the long term liabilities section of the balance sheet. The amount in unearned income will be recognized as revenue as the remaining services are provided under the contract. Offsetting cash provided by continuing operations is the effect of the current year increase in our net service receivables. The following table is a summary of our net service receivables outstanding (dollars in thousands):

	September 30,	December 31,
	2005	2004

Trade service accounts receivable, net	$168,143	$135,272
Unbilled services	160,670	117,720
Unearned income	(207,238)	(192,848)

Net service receivables outstanding	$121,575	$60,144

Number of days of service revenues outstanding	19	10
      Cash provided by investing activities from continuing operations was $53.3 million for the nine months ended September 30, 2005 versus cash provided by investing activities from continuing operations of $182.7 million for the nine months ended September 30, 2004. Investing activities from continuing operations for the first nine months of 2005 included the proceeds from the disposal of our EDP Business. Investing activities from continuing operations for the first nine months of 2004 included the proceeds from the disposal of our Bioglan business, the proceeds from the disposal of certain assets and the sale of a minority interest in one of our subsidiaries. Investing activities from continuing operations for all periods include the purchases and sales of equity securities and other investments, capital asset purchases, and the acquisition of commercial rights and business interests.
      Capital asset purchases for continuing operations required an outlay of cash of $27.0 million for the nine months ended September 30, 2005 compared to an outlay of $31.2 million for the same period in 2004.
      Cash used for the acquisition of commercial rights and royalties related assets was $20.9 million for the nine months ended September 30, 2005 as compared to an outlay of $13.0 million for the comparable period in 2004. The nine months ended September 30, 2005 reflected payments of $20.0 million pursuant to our contract with Lilly for Cymbalta® and $944,000 pursuant to a contract with Yamanouchi. The nine months ended September 30, 2004 reflected payments of $10.0 million pursuant to our contract with Lilly for Cymbalta® and $3.0 million pursuant to a contract with Columbia.
      Cash used for the acquisition of businesses, net of cash acquired, was $13.9 million for the nine months ended September 30, 2005 and $2.2 million for the nine months ended September 30, 2004.
      Purchases of equity securities and other investments required an outlay of cash of $15.8 million for the nine months ended September 30, 2005 compared to an outlay of $12.0 million for the same period in 2004. Proceeds from the sale of equity securities and other investments were $9.1 million during the nine months ended September 30, 2005 as compared to $30.2 million for the same period in 2004.
      During the nine months ended September 30, 2005, investing activities from continuing operations included the $120.2 million of proceeds, net of expenses, from the sale of our EDP Business as well as a $13.9 million cash outlay for the acquisition of businesses, primarily our Minkowski Boy Organisation, or MBO, and Pharmascope BV Netherlands, or Pharmascope, acquisitions.
      During the nine months ended September 30, 2004, investing activities from continuing operations included the $177.9 million of proceeds, net of expenses, from the sale of our Bioglan business, the $9.1 million of proceeds from the sale of certain assets and $36.0 million of net proceeds from our sale of 3,556 ordinary shares or approximately 11.1% of our ownership in QJPN to Mitsui. We also received approximately $41.8 million of net proceeds from the issuance of ordinary and preference shares by QJPN, which is included as a source of cash in the cash provided by financing activities, for total net proceeds received from Mitsui of approximately $77.7 million for the nine months ended September 30, 2004.

      Investments in debt securities were $13.5 million at September 30, 2005 and $12.1 million at December 31, 2004. Our investments in debt securities consist primarily of state and municipal securities.
      Investments in marketable equity securities increased $9.1 million to $33.5 million at September 30, 2005 as compared to $24.4 million at December 31, 2004 primarily as a result of purchases of equity securities and an increase in the market values as these investments are marked to market each period.
      Investments in non-marketable equity securities and loans at September 30, 2005 were $53.0 million as compared to $56.4 million at December 31, 2004.
      Investments in unconsolidated affiliates, primarily Verispan and MBO, were $125.7 million at September 30, 2005. Investments in unconsolidated affiliates, primarily Verispan, were $121.0 million at December 31, 2004.
      In July 2005, we entered into a purchase agreement with MBO under which MBO acquired our French CSO business for approximately 3.0 million euros (approximately $3.6 million). Concurrent with entering into the agreement for the sale of our French CSO business, we entered into a purchase agreement under which we acquired a 25% interest in MBO for approximately 8.75 million euros (approximately $10.6 million). The sale of our French CSO business to MBO and our purchase of a 25% interest in MBO was accounted for as one transaction with no gain recognized on the sale of the French CSO business. We account for our investment in MBO under the equity method of accounting and will record our pro rata share of MBO’s equity earnings in equity in (losses) earnings of unconsolidated affiliates. We have recorded an investment in MBO, 6.15 million euros (approximately $7.5 million) at September 30, 2005, as an investment in unconsolidated affiliates.
      Cash used in financing activities was $170.1 million for the first nine months of 2005 primarily due to debt payments described below versus cash provided by financing activities of $25.6 million for the nine months ended September 30, 2004.
      In March 2005, we amended the agreement governing our senior secured credit facility. The amendment (1) decreased the interest rate under the Term B Loan facility by 2.50%; (2) lessened the Interest Expense Coverage Ratio and Total Leverage Ratio requirements for selected future periods; (3) adjusted the Senior Leverage Ratio from 2.0 to 1.75 through December 31, 2005, which could further limit our ability to incur additional Senior Indebtedness during 2005; (4) increased our capacity for additional Asset Sales by $150.0 million; (5) increased our capacity to make certain investments outside the United States by $100.0 million; (6) increased our capacity to make Permitted PharmaBio Investments by $100.0 million; (7) permitted us to include certain restructuring charges in the calculation of our Consolidated EBITDA; (8) permitted us to offset our Consolidated Indebtedness by an additional $50.0 million of available cash; and (9) made other clarifying or correcting changes. On March 31, 2005, we paid down $150.0 million of the approximately $306.1 million outstanding under the Term B Loan facility and paid approximately $2.3 million to the administrative agent and lenders in connection with the amendment. Capitalized terms included in this paragraph have the meanings defined in the agreement governing our senior secured credit facility. On October 18, 2005, we repaid in full the $153.8 million of debt outstanding under the Term Loan B facility. In connection with the $153.8 million repayment of principal, we expensed approximately $6.1 million of the remaining unamortized debt issuance costs in October 2005.
      Our various long-term debt agreements contain usual and customary negative covenants that, among other things, place limitations on our ability to (1) incur additional indebtedness, including capital leases and liens; (2) pay dividends and repurchase our capital stock; (3) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (4) make capital expenditures; and (5) issue capital stock of our subsidiaries. The agreements also contain financial covenants requiring us to maintain minimum interest coverage ratios and maximum consolidated leverage and senior leverage ratios as defined therein. As of September 30, 2005 and during the nine month period then ended, we were in compliance with these covenants.
      On October 18, 2005, we and our wholly-owned subsidiary, Duloxetine Royalty Sub, or Royalty Sub, closed a financing transaction involving the monetization of our right to receive royalties and certain other payments, known as the Royalty Rights, under our Duloxetine-Depression United States Co-Promotion

Agreement with Lilly, as amended, relating to the promotion of Cymbalta® in the United States for depression and other neuroscience related indications. In connection with the monetization, Royalty Sub entered into a Purchase and Sale Agreement pursuant to which Royalty Sub purchased the Royalty Rights in exchange for approximately $240 million in cash and a deemed capital contribution.
      In connection with financing the cash portion of the purchase price, Royalty Sub entered into a Credit Agreement, dated October 18, 2005, under which Royalty Sub borrowed $125 million in term loans, or the Royalty Sub Loans, and an Indenture, dated October 18, 2005, under which Royalty Sub issued $125 million aggregate principal amount of its Duloxetine PhaRMAsm Second Lien 13% Notes due 2013, or the Royalty Sub Notes.
      Interest on the Royalty Sub Loans accrues at LIBOR plus 4.50%, or 8.69% as of October 18, 2005, and will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 each year, beginning on January 15, 2006. The Royalty Sub Notes have a legal maturity date of October 15, 2013. Interest on the Royalty Sub Notes accrues at 13% and is payable quarterly in arrears on January 15, April 15, July 15 and October 15 each year, beginning on January 15, 2006. The royalties and other payments Royalty Sub receives from Lilly pursuant to the Royalty Rights are the sole source of payment for the Royalty Sub Loans and the Royalty Sub Notes. The Royalty Sub Loans and the Royalty Sub Notes are the obligation of Royalty Sub only. However, if we breach certain covenants in the Purchase and Sale Agreement or in limited circumstances involving a change of control, we may be required to make payments equal to the outstanding principal and interest on the Loans and the Notes or to reimburse Royalty Sub for other losses. In addition, the Royalty Sub Credit Agreement requires that all cash receipts in excess of the quarterly interest payments on the Royalty Sub Loans and Royalty Sub Notes be used to repay principal on the Royalty Sub Loans, until they are fully repaid.
      On November 3, 2005, our Board of Directors declared a dividend payable to Pharma Services Intermediate Holding Corp. and Pharma Services in the amount of $75.0 million. The dividend will be paid during the fourth quarter of 2005.
      Below is a summary of our future payment commitments by year under contractual obligations as of September 30, 2005 (dollar in thousands):

	October 1,
	2005 through
	December 31,
	2005	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt, including interest	$14,979	$58,794	$57,752	$57,280	$195,685	$45,125	$577,662	$1,007,277
Obligations held under capital leases	4,268	16,160	6,257	727	447	227	67	28,153
Operating leases	18,161	58,980	35,127	21,910	12,449	6,063	10,950	163,640
Service agreements	7,013	1,596	84	64	3	1	—	8,761
Management fee agreement	938	3,750	3,750	3,750	—	—	—	12,188
PharmaBio funding commitments in various commercial rights and royalties:
Service commitments	33,368	125,903	99,362	89,749	69,738	—	—	418,120
PharmaBio funding commitments to purchase non-marketable equity securities and loans:
Venture capital funds	2,200	9,342	2,093	1,200	570	—	—	15,405
Equity investments	1,023	1,135	—	—	—	—	—	2,158

Total	$81,950	$275,660	$204,425	$174,680	$278,892	$51,416	$588,679	$1,655,702

      From time to time, we may also have additional future PharmaBio funding commitments that are contingent upon satisfaction of certain milestones by the third party such as receiving approval from the United States Food and Drug Administration, or FDA, obtaining funding from additional third parties, agreement of a marketing plan and other similar milestones. Due to the uncertainty of the amounts and timing of these commitments, they would not be included in the commitment amounts above. As of September 30, 2005, we did not have any such contingent commitments.
      In May 2005, we provided notice that we will terminate our service agreement with a third party vendor to provide information technology infrastructure services at certain sites in the United States and Europe. The termination was effective on November 2, 2005. We paid the required termination penalties on November 2, 2005. These costs were expensed and accrued during May 2005 when we provided termination notice to the vendor.
      Shareholders’ equity at September 30, 2005 was $543.2 million versus $568.1 million at December 31, 2004.
      Based on our current operating plan, we believe that our available cash and cash equivalents, together with future cash flows from operations, will be sufficient to meet our foreseeable cash needs in connection with our operations and debt repayment obligations. We regularly evaluate our debt arrangements, as well as market conditions, and we actively explore opportunities to modify our existing debt arrangements or pursue additional debt financing arrangements that could result in the issuance of new debt securities by us or our affiliates in the near future or at a later time. We may use our existing cash, cash generated from operations or dispositions of assets or business and/or proceeds from any new financing arrangements to pay off or reduce some of our outstanding obligations or to pay dividends to our parent which could be used to repurchase equity securities or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition and expansion possibilities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue acquisition or expansion opportunities, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any of these contemplated or potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in the indenture governing our senior subordinated notes and the indenture governing the senior discount notes issued by Pharma Services Intermediate Holding Corp., or Intermediate Holding. We cannot assure you that we will be able to complete any such alternative financing arrangements or other transactions or that the terms of any financing transactions would be more favorable to us than our existing obligations.

Recently Issued Accounting Standards
      In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51,” or FIN 46, which requires the assets, liabilities and results of operations of variable interest entities, or VIEs, to be consolidated into the financial statements of the company that has a controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. In December 2003, the FASB published a revision to FIN 46, or FIN 46R, to clarify some of the provisions of the interpretation and to defer the effective dates of implementation for certain entities. We adopted these provisions of FIN 46R, as required, on January 1, 2005. We evaluated our PharmaBio Development investments and relationships, joint ventures, as well as certain interests and/or transactions that we maintain with entities owned by various related parties in accordance with the provisions in FIN 46R and related FASB staff positions. We determined that it was not appropriate to consolidate these entities into our financial statements. Therefore, the adoption of FIN 46R did not have a material effect on our financial position or results of operations.
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
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 indicates that a nonmonetary exchange has commercial substance if the future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial condition or results of operations due to our limited use of nonmonetary exchanges.
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
      During June 2005, FASB issued Derivatives Implementation Group, or DIG, Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put or Call Option,” and No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” Both of these DIG Issues are effective for quarters beginning after December 31, 2005. We do not expect the adoption of these DIG Issues to have a material impact on our financial condition or results of operations.
RISK FACTORS
      In addition to the other information provided in this report, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be materially adversely affected.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior subordinated notes.
      As of September 30, 2005, we had outstanding debt of approximately $636.2 million. Of the total debt as of September 30, 2005, approximately $186.2 million was secured, and an additional $75.0 million in loans then available under our senior credit facility were also secured by substantially all of our assets, if drawn upon.
      Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to the senior subordinated notes. Our substantial indebtedness could also:

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

The indenture governing the senior subordinated notes contains covenants that limit our flexibility and prevent us from taking certain actions.
      The indenture governing the senior subordinated notes includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability and the ability of our restricted subsidiaries to:

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
      Intermediate Holding has outstanding senior discount notes with an aggregate principal amount at maturity of $219.0 million due April 1, 2014, or the discount notes. The discount notes accrete at the rate of 11.5% per annum, compounded semi-annually on April 1 and October 1 of each year to, but not including, April 1, 2009. From and after April 1, 2009, cash interest on the discount notes will accrue at the rate of 11.5% per annum, and will be payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2009, until maturity. Intermediate Holding is a holding company that currently conducts all of its operations through us and our subsidiaries and affiliates. As a result, all of Intermediate Holding’s operating profit and cash flows are generated by us and our subsidiaries and affiliates. The discount notes, however, are the exclusive obligation of Intermediate Holding, and we are not obligated to make funds available for payment on the discount notes. Intermediate Holding’s ability to make payments on the discount notes is nevertheless dependent on our earnings and cash flows and our ability to make distributions in the form of dividends or other advances and transfers to Intermediate Holding. To the extent we have funds available and to the extent permitted by the indenture governing our notes, we may make funds available to Intermediate Holding to permit payment of its obligations under the discount notes. In addition, the indenture governing the discount notes prohibits Intermediate Holding from permitting us to take certain actions substantially similar to those we would be prohibited from taking under the covenants contained in our indenture.

Despite our level of indebtedness, we and our parent companies are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such obligations could further exacerbate the risks to our financial condition.
      As part of our ongoing business strategy, we regularly evaluate our debt arrangements, as well as market conditions, and we may actively explore opportunities to modify our existing debt arrangements or pursue additional debt financing arrangements that could result in the issuance of new debt by us or our affiliates. Although the indenture governing our notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, our leverage risks would increase. In addition, to the extent new debt is incurred by Pharma Services or Intermediate Holding, such as the discount notes, we may be required to generate sufficient cash flow to satisfy such obligations.
      While the indenture governing our notes also contains restrictions on our ability to make investments, these restrictions are subject to a number of qualifications and exceptions and the investments we may make in compliance with these restrictions could be substantial. The restrictions do not prevent us from incurring certain expenses in connection with our PharmaBio Development Group arrangements, including expenses we may incur to provide sales forces for the products of our PharmaBio Development customers at our cost under the terms of our agreements with those customers.

We may be required to pay substantial liquidated damages in connection with the recent monetization transaction with Royalty Sub in the event we breach certain covenants in the Purchase and Sale Agreement relating to our performance under our Co-Promotion Agreement with Lilly.
      In connection with the closing of a financing transaction involving the monetization of our Royalty Rights under our Co-Promotion Agreement with Lilly, we entered into a Purchase and Sale Agreement with Royalty Sub and Holdco. The Purchase and Sale Agreement contains a number of covenants relating to the Co-Promotion Agreement, which, if breached by us, would result in the occurrence of a liquidated damages event. If such a liquidated damages event were to occur, we would be required to deposit into a bank account for the benefit of Royalty Sub’s lenders and noteholders an amount equal to the then outstanding principal balance of Royalty Sub’s loans and notes, plus unpaid accrued interest. If we are ever required to pay this liquidated damages amount, it could have a material adverse effect on our financial position and cash flows and could have a negative impact on our results of operations.

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
      In connection with the sale of certain assets relating to our Bioglan business, including rights to certain dermatology products to Bradley, we agreed to indemnify Bradley for losses caused by the manufacture, packaging, labeling, promotion, distribution, transportation, storage or sale of those products by us or on our behalf prior to the transaction closing or patients’ use of products sold by us or on our behalf prior to the transaction closing. For example, we could face product liability claims in the event users of these products, who bought them during the time we owned the product rights, experienced negative reactions or adverse side effects or in the event such products cause injury or are found to be unsuitable for their intended purposes or are otherwise defective. We are subject to similar risks with respect to any pharmaceutical product rights we may own at any time. While we believe we currently have adequate insurance in place to protect against these risks, we may nevertheless be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products we sold, and any such product liability claims could adversely affect our operating results or financial condition.

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
      We are subject to a wide range of government regulations and review by a number of regulatory agencies including, in the United States, the Department of Justice, the FDA, the Department of Transportation and similar regulatory agencies throughout the world. Any failure on our part to comply with applicable regulations could have an adverse impact on our ability to perform our services. For example, non-compliance could result in the termination of ongoing clinical research or sales and marketing projects or the disqualification of data for submission to regulatory authorities, either of which could have a material adverse effect on us. If we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be compromised, and we could be required to repeat the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. Moreover, from time to time, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or products. In these situations, we have often provided services to our customers with respect to the trials, programs or products being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our customers’ trials, programs or products could have an adverse effect on our business and reputation.

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
      We try to limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts. At September 30, 2005, we had 34 open foreign exchange forward contracts relating to service contracts, totaling approximately $15.9 million. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure you that we will be able to favorably reduce our foreign currency transaction risk associated with our service contracts.

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
      The confidentiality, use and disclosure of patient-specific information are subject to governmental regulation. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations mandating heightened privacy and confidentiality protections for certain types of individually identifiable health information, or protected health information. We do not meet the definition of a regulated “covered entity” under HIPAA; however, we are indirectly affected by HIPAA because many investigators with whom we are involved in clinical trials are HIPAA “covered entities.” Also, the European Union, or EU, and its member states, as well as other countries, such as Japan, continue to issue new privacy and data protection rules. One current requirement of the EU Data Protection Directive is that personal data, including patient-specific information, can be transferred outside the EU only to a country or entity that it deems as providing “an adequate level of protection.” In January 2005, we certified to the United States — EU Safe Harbor, which establishes a presumption by the EU of such an “adequate level of protection.” As a practical matter, this means that personal data collected lawfully in the EU may be freely transferred to our sites in the United States. However, if we fail to comply with the certification provisions or to resolve any serious privacy complaints, this could result in regulatory sanction and increased liability from potential claims against us. National and United States state governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of medical record information and other personal health information. In particular, proposals being considered by state governments may contain privacy and security protections that are more burdensome than the federal regulations. In order to comply with these regulations, we may need to implement new privacy and security measures, which may require us to make substantial expenditures or cause us to limit the products and services we offer. In addition, if we violate applicable laws, regulations or duties relating to the use, privacy or security of health information, we could be subject to civil or criminal penalty and be forced to alter our business practices.

We may be adversely affected by customer or therapeutic concentration.
      Although we did not have any one customer that accounted for 10% of net revenues for the three or nine months ended September 30, 2005, if any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected. For the three and nine months ended September 30, 2005, we had one customer who represented almost 10% of net revenues.
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
      Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal control over financial reporting. For example, subsequent to the end of the third quarter of 2005 we implemented certain internal control changes to enhance the effectiveness of our internal control over financial reporting at certain of our locations. These enhancements were in response to management’s identification of incorrect entries that were recorded in prior periods related to foreign currency gains and losses and revenue recognition as discussed in Note 1 of our condensed consolidated financial statements. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that we believe materially affected, or will be reasonably likely to materially affect, our company-wide internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
      On January 22, 2002, Federal and Chubb Custom Insurance Company, or Chubb, filed suit against us, Quintiles Pacific, Inc. and Quintiles Laboratories Limited, two of our subsidiaries, in the United States District Court for the Northern District of Georgia. In the suit, Chubb, our primary commercial general liability carrier for coverage years 2000-2001 and 2001-2002, and Federal, our excess liability carrier for coverage years 2000-2001 and 2001-2002, sought to rescind the policies issued to us based on an alleged misrepresentation by us on our policy application. Alternatively, Chubb and Federal sought declaratory judgment that there is no coverage under the policies for some or all of the claims asserted against us and our subsidiaries in a class action lawsuit that was settled during 2004 involving an Alzheimer’s study and, if one or more of such claims was determined to be covered, Chubb and Federal requested an allocation of the defense costs between the claims they contended were covered and non-covered claims. We filed an answer with counterclaims against Federal and Chubb in response to their complaint. Additionally, we amended our pleadings to add AON Risk Services, or AON, as a counterclaim defendant, as an alternative to our position that Federal and Chubb are liable under the policies. In order to preserve our rights, on March 27, 2003, we also filed a separate action against AON in the United States District Court for the Middle District of North Carolina. We signed a settlement agreement with Federal and Chubb, which did not result in us making any payments. The case against us by Federal and Chubb was dismissed on December 30, 2004. We have also signed a settlement agreement with AON, which did not result in us making any payments. The case between us and AON was dismissed on March 29, 2005.
      On June 13, 2003, ENVOY and Federal filed suit against us in the United States District Court for the Middle District of Tennessee. One or both plaintiffs in this case have alleged claims for breach of contract, contractual subrogation, equitable subrogation, and equitable contribution. The plaintiffs reached a settlement, in the amount of $11.0 million, of the case pending in the same court captioned In Re Envoy Corporation

Securities Litigation, Case No. 3-98-0760, or the Envoy Securities Litigation. The plaintiffs claim that we are responsible for payment of the settlement amount and associated fees and costs in the Envoy Securities Litigation based on merger and settlement agreements between WebMD, ENVOY and us. We have filed a motion to dismiss the suit, and the plaintiffs have filed motions for summary judgment. These motions were pending before the court. On October 24, 2005, the court converted our motion to dismiss to a motion for summary judgment. In the October 24, 2005 order, the court also vacated the parties’ joint motion to suspend discovery. We continue to believe that the allegations made by ENVOY and Federal are without merit and intend to defend the case vigorously.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not Applicable

Item 3.	Defaults upon Senior Securities
      Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable

Item 5.	Other Information
      Not Applicable

Item 6.	Exhibits

Exhibit
No.	Description

2.01	Purchase Agreement, dated July 18, 2005, by and among Aptuit, Inc., Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited, and Quintiles Clinical Supplies Americas, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated July 18, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

2.02	Amendment No. 1, dated August 25, 2005, to Purchase Agreement, dated July 18, 2005, by and among Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited, Quintiles Clinical Supplies Americas, Inc. and Aptuit, Inc. (incorporated herein by reference to Exhibit 2.02 to our Current Report on Form 8-K dated September 30, 2005, as filed with the Securities and Exchange Commission on October 6, 2005).

2.03	Amendment No. 2, dated September 30, 2005, to Purchase Agreement, dated July 18, 2005, by and among Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited, Quintiles Clinical Supplies Americas, Inc. and Aptuit, Inc. (incorporated herein by reference to Exhibit 2.03 to our Current Report on Form 8-K dated September 30, 2005, as filed with the Securities and Exchange Commission on October 6, 2005).

10.01	Letter Agreement, dated August 22, 2005, between Quintiles Transnational Corp. and John D. Ratliff.

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quintiles Transnational Corp.
Registrant

/s/ Dennis B. Gillings

Dennis B. Gillings,
Executive Chairman
and Chief Executive Officer
Date November 14, 2005

/s/ John D. Ratliff

John D. Ratliff,
Executive Vice President
and Chief Financial Officer
Date November 14, 2005

EXHIBIT INDEX

Exhibit	Description

2.01	Purchase Agreement, dated July 18, 2005, by and among Aptuit, Inc., Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited and Quintiles Clinical Supplies Americas, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K dated July 18, 2005, as filed with the Securities and Exchange Commission on July 22, 2005).

2.02	Amendment No. 1, dated August 25, 2005, to Purchase Agreement, dated July 18, 2005, by and among Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited, Quintiles Clinical Supplies Americas, Inc. and Aptuit, Inc. (incorporated herein by reference to Exhibit 2.02 to our Current Report on Form 8-K dated September 30, 2005, as filed with the Securities and Exchange Commission on October 6, 2005).

2.03	Amendment No. 2, dated September 30, 2005, to Purchase Agreement, dated July 18, 2005, by and among Quintiles Transnational Corp., Quintiles, Inc., Quintiles Limited, Quintiles East Asia Private Limited, Early Development and Packaging Services USA, L.L.C., Early Development and Packaging Services (UK) Limited, Quintiles Clinical Supplies Americas, Inc. and Aptuit, Inc. (incorporated herein by reference to Exhibit 2.03 to our Current Report on Form 8-K dated September 30, 2005, as filed with the Securities and Exchange Commission on October 6, 2005).

10.01	Letter Agreement, dated August 22, 2005, between Quintiles Transnational Corp. and John D. Ratliff.

31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.